Form 10-Q
period 1999-03-31
FIRST FEDERAL BANKSHARES INC
filed 1999-05-14
CIK 1075348

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------

                                    FORM 10-Q

[Mark One]
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________ to __________

Commission File Number:   0-25509

                          First Federal Bankshares,Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               Delaware 42-1485449
--------------------------------------------------------------------------------
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)

                    329 Pierce Street, Sioux City, Iowa 51101
                    (Address of principal executive offices)

         Registrant's telephone number, including area code 712-277-0200

        ----------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [ X ]     No   [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at May 12, 1999

  (Common Stock, $.01 par value)                     4,817,807

                         FIRST FEDERAL BANKSHARES, INC.


                                      INDEX






Part I.  Financial Information

   Item I. Financial Statements of First Federal Savings Bank of Siouxland and Subsidiaries

            Consolidated Condensed Balance Sheets at March 31, 1999 and June 30, 1998

            Consolidated Condensed Statements of Operations for the three and nine month periods ended March 31, 1999 and 1998

            Consolidated Statements of Comprehensive Income for the three and nine month periods ended March 31, 1999 and 1998

            Consolidated Statements of Cash Flows for the nine month periods ended March 31, 1999 and 1998

            Notes to Consolidated Financial Statements


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations

Part II. Other Information

PART I.  FINANCIAL  INFORMATION
ITEM 1. FINANCIAL STATEMENTS

  FIRST  FEDERAL  SAVINGS  BANK  OF  SIOUXLAND  and  SUBSIDIARIES
  CONSOLIDATED  CONDENSED  BALANCE  SHEETS

                                                       March 31,         June 30,
                                                         1999              1998
                                                    -------------    -------------
Assets                                                (Unaudited)
Cash and interest bearing deposits ..............   $  28,173,490    $  17,225,007
Securities available for sale ...................      81,584,860       65,194,875
   (amortized cost $81,833,086 and $64,821,107)
Securities held to maturity .....................      25,471,429       32,023,240
   (fair value of $25,816,834 and $32,371,990)
Loans receivable, net ...........................     391,179,076      404,800,425
Real estate owned and in judgement, net .........         204,852          489,055
Office property and equipment, net ..............      12,242,270       10,844,964
Federal Home Loan Bank stock, at cost ...........       6,294,300        5,670,600
Accrued interest receivable .....................       2,911,544        3,526,679
Deferred tax asset ..............................         293,000          250,000
Excess of cost over fair value of assets acquired       7,907,955        8,158,212
Other assets ....................................       4,088,557        3,267,043
                                                    -------------    -------------
Total assets ....................................   $ 560,351,333    $ 551,450,100
                                                    =============    =============

Liabilities
Deposits ........................................   $ 400,493,233    $ 392,425,285
Advances from Federal Home Loan Bank ............     106,797,399      107,900,878
Advance payments by borrowers for
    taxes and insurance .........................       1,065,980        2,276,049
Accrued taxes on income .........................         474,221          (84,884)
Accrued interest payable ........................       3,285,275        3,636,142
Accrued expenses and other liabilities ..........       3,908,660        3,276,547
                                                    -------------    -------------
Total liabilities ...............................     516,024,768      509,430,017
                                                    -------------    -------------

Stockholders' equity
Common stock, $1 par value ......................       2,850,113        2,839,943
Additional paid-in capital ......................       8,311,484        8,266,796
Retained earnings, substantially restricted .....      33,320,194       30,678,991
Accumulated other comprehensive income ..........        (155,226)         234,353
                                                    -------------    -------------
Total stockholders' equity ......................      44,326,565       42,020,083
                                                    -------------    -------------
Total liabilities and stockholders' equity ......   $ 560,351,333    $ 551,450,100
                                                    =============    =============

See notes to consolidated financial statements.

FIRST FEDERAL SAVINGS BANK OF SIOUXLAND AND SUBSIDIARIES
CONSOLIDATED  CONDENSED  STATEMENTS  OF  OPERATIONS

                                                                     (Unaudited)
                                                 For the Three Months             For the Nine Months
                                                    Ended March 31,                Ended March 31,
                                                 1999            1998            1999            1998
                                             -----------     -----------     -----------     -----------
Interest income:
     Loans receivable ..................     $ 7,819,221     $ 6,790,785     $24,044,530     $20,626,453
     Mortgage-backed securities ........         505,977         654,663       1,687,373       2,053,101
     Investment securities .............       1,173,437         970,957       3,839,780       2,641,349
     Other interest-earning assets .....          96,057          69,932         152,805          77,714
                                             -----------     -----------     -----------     -----------
          Total interest income ........       9,594,692       8,486,337      29,724,488      25,398,617
                                             -----------     -----------     -----------     -----------

Interest expense:
     Deposits ..........................       4,071,435       3,782,180      13,037,947      11,414,145
     Borrowings ........................       1,601,726       1,284,210       5,030,350       3,913,457
                                             -----------     -----------     -----------     -----------
          Total interest expense .......       5,673,161       5,066,390      18,068,297      15,327,602
                                             -----------     -----------     -----------     -----------
     Net interest income ...............       3,921,531       3,419,947      11,656,191      10,071,015
     Provision for loan losses .........         105,000          95,000         255,000         240,000
                                             -----------     -----------     -----------     -----------
     Net interest income after provision       3,816,531       3,324,947      11,401,191       9,831,015
                                             -----------     -----------     -----------     -----------

Noninterest income:
     Service charges and other fees ....         555,823         286,931       1,515,135         871,888
     Gain on sale of loans held for sale          59,258          52,300         233,669         141,998
     Gain on sale of branch deposits ...            --              --         1,087,884            --
     Abstracting income ................         193,242         189,895         548,908         507,672
     Other income, net .................         208,027         161,506         655,523         516,972
                                             -----------     -----------     -----------     -----------
          Total noninterest income .....       1,016,350         690,632       4,041,119       2,038,530
                                             -----------     -----------     -----------     -----------

FIRST FEDERAL SAVINGS BANK OF SIOUXLAND AND SUBSIDIARIES
CONSOLIDATED  CONDENSED  STATEMENTS  OF  OPERATIONS (continued)

                                                                     (Unaudited)
                                                 For the Three Months             For the Nine Months
                                                    Ended March 31,                Ended March 31,
                                                 1999            1998            1999            1998
                                             -----------     -----------     -----------     -----------
Noninterest expense:
     Compensation and employee benefits        1,872,776       1,761,404       5,532,888       4,734,514
     Office property and equipment .....         463,009         380,397       1,341,543       1,070,909
     Deposit insurance premiums ........          60,367          51,305         178,512         155,575
     Data processing expense ...........         100,285          69,732         296,357         220,713
     Advertising .......................         143,483         107,777         430,587         274,632
     Amortization of intangibles .......          85,989           6,561         257,967          19,683
     Other general and administrative ..         554,743         448,294       1,963,664       1,614,836
                                             -----------     -----------     -----------     -----------
          Total noninterest expense ....       3,280,652       2,825,470      10,001,518       8,090,862
                                             -----------     -----------     -----------     -----------

     Earnings before taxes on income ...       1,552,229       1,190,109       5,440,792       3,778,683
     Taxes on income ...................         563,079         417,208       1,982,079       1,347,690
                                             -----------     -----------     -----------     -----------
     Net earnings ......................     $   989,150     $   772,901     $ 3,458,713     $ 2,430,993
                                             ===========     ===========     ===========     ===========

Per share data: (1)
     Basic earnings per share ..........     $      0.35     $      0.27     $      1.22     $      0.86
                                             ===========     ===========     ===========     ===========
     Diluted earnings per share ........     $      0.34     $      0.27     $      1.20     $      0.84
                                             ===========     ===========     ===========     ===========

     Dividends declared per share ......     $      0.24     $      0.12     $      0.48     $      0.36
                                             ===========     ===========     ===========     ===========

     -----------------
     (1) Restated for adoption of SFAS 128, "Earnings Per Share," effective December 31, 1997.


     See notes to consolidated financial statements.

FIRST FEDERAL SAVINGS BANK OF SIOUXLAND AND SUBSIDIARIES
Consolidated  Statements  of  Comprehensive Income
                                                                                             (Unaudited)
                                                                       Three Months Ended                Nine Months Ended
                                                                              March 31,                        March 31,
                                                                   ----------------------------      ----------------------------
                                                                       1999             1998            1999              1998
                                                                   -----------      -----------      -----------      -----------
Net earnings ..................................................    $   989,150      $   772,901      $ 3,458,713      $ 2,430,993
Other comprehensive income:
    Unrealized gains (losses) on securities available for sale:
        Unrealized holding gains (losses) arising
              during the period, net of tax ...................       (240,236)         (94,284)        (389,579)         305,059
                                                                   -----------      -----------      -----------      -----------
Other comprehensive income, net of tax ........................       (240,236)         (94,284)        (389,579)         305,059
                                                                   -----------      -----------      -----------      -----------

                                                                   ===========      ===========      ===========      ===========
Comprehensive income ..........................................    $   748,914      $   678,617      $ 3,069,134      $ 2,736,052
                                                                   ===========      ===========      ===========      ===========

                 See notes to consolidated financial statements.

  FIRST FEDERAL SAVINGS BANK OF SIOUXLAND AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              (Unaudited)
                                                                       Nine months ended March 31,
                                                                         1999              1998
                                                                     ------------      ------------
Cash flows from operating activities:
Net earnings ...................................................     $  3,458,713      $  2,430,993
Adjustments to reconcile net earnings to net cash
     provided by operating activities:
   Loans originated for sale to investors ......................      (27,189,689)      (10,993,253)
   Proceeds from sale of loans originated for sale .............       27,386,792        10,528,869
   Provision for losses on loans and other assets ..............          255,000           240,000
   Depreciation and amortization ...............................          926,431           497,884
   Provision for deferred taxes ................................          190,000              --
   Net gain on sale of loans ...................................         (233,669)         (141,998)
   Net (gain) loss on sale of real estate owned ................          (41,247)              464
   Net gain on sale of branch deposits .........................       (1,087,837)             --
   Net loan fees deferred ......................................           36,236            (6,302)
   Amortization of premiums and discounts on loans,
     mortgage-backed securities, and investment securities .....          (16,555)          (65,861)
   Decrease in accrued interest receivable .....................          615,135           400,850
   Increase in other assets ....................................         (843,140)         (396,541)
   (Decrease) increase in accrued interest payable .............         (350,867)          865,141
   Increase (decrease) in accrued expenses and other liabilities          290,100          (208,492)
   Increase in taxes payable ...................................          559,105           125,264
                                                                     ------------      ------------
Net cash provided by operating activities ......................        3,954,508         3,277,018
                                                                     ------------      ------------

Cash flows from investing activities:
   Cash and cash equivalents of acquisition ....................             --           9,913,195
   Purchase of securities held to maturity .....................      (10,527,262)      (18,017,045)
   Proceeds from maturities of securities held to maturity .....       16,415,656        17,643,000
   Purchase of securities available for sale ...................      (62,031,575)      (27,986,562)
   Purchase of Federal Home Loan Bank Stock ....................         (623,700)             --
   Proceeds from maturities of securities available for sale ...       45,800,271        33,113,338
   Loans purchased .............................................       (3,672,000)      (12,302,000)
   Decrease in loans receivable ................................       16,606,228        20,662,579
   Proceeds from sale of real estate owned .....................          657,198            29,845
   Purchase of office property and equipment ...................       (2,052,439)       (1,061,205)
                                                                     ------------      ------------
Net cash provided by investing activities ......................          572,377        21,995,145
                                                                     ------------      ------------

 FIRST FEDERAL SAVINGS BANK OF SIOUXLAND AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                                                              (Unaudited)
                                                                       Nine months ended March 31,
                                                                         1999              1998
                                                                     ------------      ------------
Cash flows from financing activities:
   Increase in deposits ........................................       27,436,896         4,525,019
   Branch deposits transferred due to sale, net ................      (18,281,111)             --
   Proceeds from advances from FHLB ............................       29,000,000        52,000,000
   Repayment of advances from FHLB .............................      (30,103,479)      (61,500,000)
   Issuance of common stock ....................................           54,858            48,071
   Cash dividends paid .........................................         (475,497)         (471,337)
   Net decrease in advances from
      borrowers for taxes and insurance ........................       (1,210,069)         (847,742)
                                                                     ------------      ------------
Net cash provided by (used in) financing activities ............        6,421,598        (6,245,989)
                                                                     ------------      ------------
Net increase in cash and cash equivalents ......................       10,948,483        19,026,174
Cash and cash equivalents at beginning of period ...............       17,225,007        12,478,167
                                                                     ------------      ------------
Cash and cash equivalents at end of period .....................     $ 28,173,490      $ 31,504,341
                                                                     ============      ============

  See notes to consolidated financial statements ...............

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FIRST FEDERAL SAVINGS BANK OF SIOUXLAND AND SUBSIDIARIES

1. BASIS OF PRESENTATION

The financial statements presented are those of First Federal Savings Bank of Siouxland (the "Bank" or "First Federal") rather than those of First Federal Bankshares, Inc. (the "Registrant" or the "Company"). The Registrant was formed as a holding company to own all of the capital stock of the Bank following the conversion and acquisition which took place on April 13, 1999, subsequent to the period reported on by this quarterly report on Form 10-Q. The conversion and acquisition are described at Note 2.

The consolidated condensed balance sheet information for June 30, 1998 was derived from the Bank's audited Consolidated Balance Sheets for the fiscal year ended June 30, 1998. The consolidated condensed financial statements at and for the three months and nine months ended March 31, 1999 and 1998 are unaudited. In the opinion of management of the Bank these financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

A summary of significant accounting policies followed by the Bank is set forth in Note 1 of the Bank's 1998 Annual Report to Stockholders and is incorporated herein by reference.

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Bank intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Bank, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Bank's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the Bank's future activities and operating results include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, U.S. monetary and fiscal policies, demand for products and services, deposit flows, competition and accounting policies, principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

2. REORGANIZATION, CONVERSION AND ACQUISITION

Throughout the period reported on by this report, the Bank was organized as a federally chartered stock savings bank engaging in retail and commercial banking and related financial services. At March 31, 1999, approximately 53.49 percent of the Bank's capital stock was owned by First Federal Bankshares, M.H.C. (the "Holding Company") a mutual holding company formed as part of the 1992 reorganization. The remaining 46.51 percent of the shares were owned by the Bank's Employee Stock Ownership Plan, stock-based compensation plans, and the general public.

On August 17, 1998 the Bank announced the execution of a definitive agreement to acquire Mid-Iowa Financial Corp. and its wholly-owned subsidiary, Mid-Iowa Savings Bank, FSB in a cash transaction. The total purchase consideration of the acquisition was $28.3 million. At March 31, 1999, Mid-Iowa Financial had total assets of $151.5 million and total deposits of $101.2 million. The acquisition of Mid-Iowa Financial Corp. will be accounted for as a purchase. In order to accomplish this acquisition, the Bank formed the Registrant for the purpose of holding all of its capital stock following the conversion and acquisition. The Bank changed its name to First Federal Bank in conjunction with the conversion and acquisition. The 53.5% interest in the Bank owned by the Holding Company was offered in a subscription and community offering as part of the conversion and 2,635,000 shares of common stock of the Registrant were sold at $10 per share. In addition, the minority public stockholders of the Bank exchanged each existing share of Bank stock for 1.64696 shares of the Registrant's stock. The conversion and acquisition were interdependent transactions. These transactions became effective after close of business on April 13, 1999.

3. EARNINGS PER SHARE

The Bank adopted Statement of Financial Accounting Standards (SFAS) 128, "Earnings Per Share," effective December 31, 1997. Prior period information was restated to conform to current period reporting under SFAS 128. The computation of earnings per share is presented below:

                                        Three months ended            Nine months ended
                                             March 31,                     March 31,
                                        1999           1998           1999           1998
                                     ----------     ----------     ----------     ----------
Basic earnings per share:
   Net earnings ................     $  989,150     $  772,901     $3,458,713     $2,430,993
   Weighted average shares
         outstanding ...........      2,847,897      2,835,603      2,845,119      2,833,448
   Basic earnings per share ....     $      .35     $      .27     $     1.22     $      .86
                                     ==========     ==========     ==========     ==========
Diluted earnings per share:
   Net earnings ................     $  989,150     $  772,901     $3,458,713     $2,430,993
   Weighted average shares
     outstanding ...............      2,847,897      2,835,603      2,845,119      2,833,448
   Incremental option shares
     using treasury stock method         28,603         35,118         27,003         45,346
                                     ----------     ----------     ----------     ----------
   Diluted shares outstanding ..      2,876,500      2,870,721      2,872,122      2,878,794
   Diluted earnings per share ..     $      .34     $      .27     $     1.20     $      .84
                                     ==========     ==========     ==========     ==========

4. DIVIDENDS

On January 21, 1999 the Bank declared a cash dividend on its common stock, payable on February 26, 1999 to stockholders of record as of February 12, 1999, equal to $.12 per share. Dividends totaling $158,864 were paid to public stockholders. The Holding Company sought and was granted approval from the Office of Thrift Supervision (OTS) to waive its portion of the dividend which totaled $182,952.

On March 18, 1999 the Bank declared a cash dividend on its common stock, payable on April 9, 1999 to stockholders of record as of March 29, 1999 equal to $.12 per share. Dividends totaling $159,062 were paid to public stockholders. Dividends totaling $182,952 were paid to the Holding Company. This represented the final dividend paid to stockholders of the Bank prior to the conversion and acquisition addressed in Note 2 above.

5. BRANCH DEPOSIT SALES

The Bank sold $19.4 million of deposits at branch offices in Hartley, Sanborn and Hawarden, Iowa to other local financial institutions. In addition, the Bank sold $699,000 of the loans associated with the Hawarden, Iowa office. The transactions were completed in the fourth calendar quarter of 1998 and a gain totaling $1.1 million was recorded in connection with the branch deposit sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets increased by $8.9 million, or 1.6%, to $560.4 million at March 31, 1999 from $551.5 million at June 30, 1998. Cash and interest-bearing deposits increased by $10.9 million, or 63.6%, and securities available for sale increased by $16.4 million, or 25.1%, to $81.6 million at March 31, 1999 from $65.2 million at June 30, 1998, as proceeds from amortization and prepayments of loans receivable were invested in short-term investments. Securities held to maturity decreased by $6.6 million, or 20.5%, from June 30, 1998 to March 31, 1999. Additionally, loans receivable decreased by $13.6 million, or 3.4%, to $391.2 million at March 31, 1999 from $404.8 million at June 30, 1998 due to amortization and prepayments. The balance of real estate owned decreased by $284,000, or 58.1%, to $205,000 at March 31, 1999 from $489,000 at June 30, 1998 primarily due to the sale of three multi-family properties in Madison, Wisconsin, with a carrying value totaling $457,000. No losses were realized on this sale. A foreclosure on a commercial real estate property located in Grinnell, Iowa with a carrying value totaling $136,000 at March 31, 1999, partially offset the decrease in real estate owned due to the sale of the Madison properties.

Deposits increased by $8.1 million, or 2.1%, to $400.5 million at March 31, 1999 from $392.4 million at June 30, 1998. The increase in deposits was primarily due to stock subscription funds received for common stock offered by First Federal Bankshares, Inc. in the conversion of the Holding Company from a federally chartered mutual holding company to a Delaware stock corporation formed to hold all the stock of the Bank. Stock subscription funds totaling approximately $17.5 million are included in deposit balances at March 31, 1999. The stock subscription funds partially offset the sale of $19.4 million of deposits in three branch offices to local financial institutions in November and December of 1998. Deposit balances, excluding the stock subscription amounts, in the remaining offices increased by $10.0 million. Advances from the Federal Home Loan Bank decreased by $1.1 million, or 1.0%, to $106.8 million at March 31, 1999 from $107.9 million at June 30, 1998. Advance payments by borrowers for taxes and insurance decreased by $1.2 million, or 53.2%, due to payment in March 1999 of the second half of real estate taxes escrowed.

Total stockholders' equity increased by $2.3 million, or 5.5%, to $44.3 million at March 31, 1999 from $42.0 million at June 30, 1998. The increase was primarily due to earnings totaling $3.5 million for the first half of the fiscal year, less dividends declared totaling $817,000 and a decrease totaling $390,000 in accumulated other comprehensive income.

CAPITAL
The Bank's total equity increased by $2.3 million to $44.3 million at March 31, 1999 from $42.0 million at June 30, 1998. The OTS requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of March 31, 1999 the Bank was in compliance with all regulatory capital requirements. The Bank's required, actual and excess capital levels as of March 31, 1999 are as follows:

                                                              Excess of
                                                             Actual Over
                      Required  % of      Actual    % of    Regulatory
                       Amount  Assets     Amount   Assets   Requirement
                                  (Amounts in thousands)
 Tangible Capital     $ 8,289   1.5%     $36,601     6.62%     $28,312
 Core Capital          16,578   3.0%      36,601     6.62%      20,023
 Risk-based Capital    23,264   8.0%      39,316    13.52%      16,052

LIQUIDITY

OTS regulations require that thrift institutions such as the Bank maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances and specified United States government, state or federal agency obligations) in each calendar quarter of not less than 4% of the average daily balance of its liquidity base (net withdrawable deposits plus short term borrowings) during the preceding quarter. For the quarter ended March 31, 1999 the Bank's average liquidity position was $96.4 million, or 23.5% of its liquidity base for the preceding quarter.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED March 31, 1999 and 1998

General. Net earnings increased by $216,000, or 28.0%, to $989,000 for the three months ended March 31, 1999 from $773,000 for the three months ended March 31, 1998. Diluted earnings per share totaled $.34 and $.27, respectively, for the three months ended March 31, 1999 and 1998. The acquisition of GFS Bancorp, Inc.(GFS), effective March 31, 1998, was accounted for using the purchase method of accounting; therefore, the results of operations for the three months ended March 31, 1998 do not include GFS activity.

Interest Income. Interest income increased by $1.1 million, or 13.1%, to $9.6 million for the three months ended March 31, 1999 from $8.5 million for the three months ended March 31, 1998, largely due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by $72.9 million, or 16.6%, to $511.5 million for the three months ended March 31, 1999 from $438.6 million for the three months ended March 31, 1998. The increase in average balances of interest-earning assets was primarily due to the acquisition of GFS Bancorp, Inc. effective March 31, 1998. The average yield on interest-earning assets decreased to 7.50% for the three months ended March 31, 1999 from 7.74% for the three months ended March 31, 1998, primarily due to the generally lower interest-rate environment in the current year period.

Interest income on loans for the three months ended March 31, 1999 increased by $1.0 million, or 15.1%, compared to the three months ended March 31, 1998. This increase in interest income on loans was primarily due to an increase in average loans of $62.3 million, or 18.5%, to $399.5 million for the three months ended March 31, 1999 from $337.2 million for the three months ended March 31, 1998. The average yield on loans decreased to 7.83% for the three months ended March 31, 1999 from 8.06% for the three months ended March 31, 1998.

Interest income on mortgage-backed securities for the three months ended March 31, 1999 decreased by $149,000, or 22.7%, when compared to the three months ended March 31, 1998. This decrease was due to a decrease of $8.2 million, or 21.1%, in the average balance of mortgage-backed securities to $30.7 million for the three months ended March 31, 1999 from $38.9 million for the three months ended March 31, 1998. In addition, the average yield on mortgage-backed securities decreased to 6.60% for the three months ended March 31, 1999 from 6.73% for the three months ended March 31, 1998.

Interest income on investment securities increased by $202,000, or 20.9%, as the average balance of investment securities increased by $15.7 million, or 27.3%, to $73.0 million at March 31, 1999 from $57.4 million at March 31, 1998. The average yield on investment securities decreased by 34 basis points to 6.43% for the three months ended March 31, 1999 from 6.77% for the three months ended March 31, 1998. The increase in the average balance of investment securities was due to the Bank's strategy of leveraging investment purchases with FHLB advance borrowings. Interest income on other interest-earning assets increased by $26,000 due to higher average balances in these investments during the three months ended March 31, 1999 as compared to the same quarter of the prior year.

Interest Expense. Interest expense increased by $607,000, or 12.0%, to $5.7 million for the three months ended March 31, 1999 from $5.1 million for the three months ended March 31, 1998. Interest on deposits increased by $289,000, or 7.6%, to $4.1 million for the three months ended March 31, 1999 from $3.8 million for the three months ended March 31, 1998. The increase in interest on deposits was primarily due to an increase in the average balance of deposits as a result of the GFS acquisition, partially offset by the sale of the deposits of three branches in November and December of 1998. The average balance of deposits increased by $52.4 million, or 16.4%, to $371.2 million at March 31, 1999 from $318.8 million at March 31, 1998. The increase in interest paid on deposits due to increased average balances was partly offset by a decrease in the average cost of deposits to 4.39% for the three months ended March 31, 1999 from 4.75% for the three months ended March 31, 1998. Rates paid on deposit accounts were lowered in response to generally lower market rates during 1999 as compared to 1998.

Interest on borrowings increased by $318,000, or 24.7%, to $1.6 million for the three months ended March 31, 1999 from $1.3 million for the three months ended March 31, 1998. The increase in interest on borrowings was primarily due to an increase in the average balance of advances. Average advance balances increased by $23.6 million, or 27.4%, to $109.8 million at March 31, 1999 from $86.2 million at March 31, 1998. The increases in interest expense due to increased balances were partly offset by a decrease of 13 basis points in the average cost of borrowings to 5.83% for the three months ended March 31, 1999 from 5.96% for the three months ended March 31, 1998.

Net Interest Income. Net interest income increased by $502,000, or 14.7%, to $3.9 million for the three months ended March 31, 1999 from $3.4 million for the three months ended March 31, 1998. The Bank's interest rate spread for the three months ended March 31, 1999 increased to 2.79% from 2.73% for the quarter ended March 31, 1998.

Provision for Loan Loss. Provision for loan loss expense totaled $105,000 and $95,000, respectively, for the three months ended March 31, 1999 and 1998. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses.

Noninterest Income. Noninterest income increased by $326,000, or 47.2%, to $1.0 million for the three months ended March 31, 1999 from $691,000 for the three months ended March 31, 1998. The increase in noninterest income was largely due to an increase of $269,000, or 93.7%, in service charges and other fees for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The increase in service charges and other fees was largely due to prepayment penalties associated with commercial real estate lending, growth related to the GFS acquisition and the introduction of a new checking product. Other income increased by $46,000, or 28.8%, to $208,000 for the three months ended March 31, 1999 from $162,000 for the three months ended March 31, 1998 largely due to increased abstracting and other activity in the Bank's non-bank subsidiaries.

Noninterest expense. Noninterest expense increased by $455,000, or 16.1%, to $3.3 million for the three months ended March 31, 1999 from $2.8 million for the three months ended March 31, 1998. Compensation and benefits expense increased by $111,000, or 6.3%, to $1.9 million for the three months ended March 31, 1999 from $1.8 million for the three months ended March 31, 1998. During the three months ended March 31, 1998 the Bank recognized a liability totaling approximately $214,000 for an early retirement incentive program. Excluding the early retirement program in the prior year quarter, compensation and benefits expense increased by $325,000, or 21.0%, to $1.9 million for the three months ended March 31, 1999 from $1.5 million, as adjusted, for the three months ended March 31, 1998. The Bank's staff increased by approximately twenty-three full-time-equivalent employees due to the GFS acquisition and due to the addition of a new branch office.

Office property and equipment expense increased by $83,000, or 21.7%, over the prior year, partially due to the implementation of a new platform banking system, equipment and software upgrades and replacements related to Year 2000 issues and to the addition of two offices. Deposit insurance premium expense, data processing expense and advertising expense increased by $9,000, $31,000 and $36,000, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Amortization of intangibles increased by $79,000 to $86,000 for the three months ended March 31, 1999 from $7,000 for the three months ended March 31, 1998 due to amortization of the goodwill related to the GFS acquisition that commenced in April 1998. Other general and administrative expenses increased by $106,000, or 23.8%, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.

Net earnings and income tax expense. Net earnings before income taxes totaled $1.6 million for the three months ended March 31, 1999, compared to $1.2 million for the three months ended March 31, 1998. Income tax expense increased by $146,000, or 35.0%, to $563,000 for the three months ended March 31, 1999 from $417,000 for the three months ended March 31, 1998. The Bank's effective tax rate increased to 36.3% for the three months ended March 31, 1999 from 35.1% for the three months ended March 31, 1998.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
March 31, 1999 and 1998.

General. Net earnings increased by $1.0 million, or 42.3%, to $3.4 million for the nine months ended March 31, 1999 from $2.4 million for the nine months ended March 31, 1998. Diluted earnings per share totaled $1.20 and $.84, respectively, for the nine months ended March 31, 1999 and 1998. The acquisition of GFS Bancorp, Inc., effective March 31, 1998, was accounted for using the purchase method of accounting; therefore, the results of operations for the nine months ended March 31, 1998 do not include GFS activity.

Interest income. Interest income increased by $4.3 million, or 17.0%, to $29.7 million for the nine months ended March 31, 1999 from $25.4 million for the nine months ended March 31, 1998, largely due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by $84.3 million, or 19.3%, to $520.3 million at March 31, 1999 from $436.0 million at March 31, 1998 primarily due to growth related to the GFS acquisition. The average yield on interest-earning assets decreased to 7.62% for the nine months ended March 31, 1999 from 7.77% for the nine months ended March 31, 1998, primarily due to the generally lower interest-rate environment in the current year period. This decrease in yield partially offset the increases in interest income related to larger average balances.

Interest income on loans increased by $3.4 million, or 16.6%, to $24.0 million for the nine months ended March 31, 1999 from $20.6 million for the nine months ended March 31, 1998 primarily due to an increase in the average balance of loans. The average balance of loans receivable increased by $62.0 million, or 18.1%, to $404.2 million for the nine months ended March 31, 1999 from $342.2 million at March 31, 1998 primarily due to growth related to the GFS acquisition. The yield on loans receivable was 7.93% and 8.04%, respectively, for the nine months ended March 31, 1999 and 1998.

Interest income on mortgage-backed securities decreased by $366,000, or 17.8%, to $1.7 million for the nine months ended March 31, 1999 from $2.1 million for the nine months ended March 31, 1998. The decrease in interest income on mortgage-backed securities was primarily due to a decrease of $7.3 million in the average balance of mortgage-backed securities to $33.6 million for the nine months ended March 31, 1999 from $40.9 million for the nine months ended March 31, 1998. The decrease in the balance of mortgage-backed securities was due to amortization and prepayment as borrowers refinanced in the generally low interest-rate environment for fixed-rate mortgage loans. The average yield on mortgage-backed securities was 6.69% for both the nine month periods ended March 31, 1999 and 1998.

Interest income on investment securities increased by $1.2 million, or 45.4%, to $3.8 million for the nine months ended March 31, 1999 from $2.6 million for the nine months ended March 31, 1998. The average balance of investment securities increased by $27.3 million, or 53.5%, to $78.3 million for the nine months ended March 31, 1999 from $51.0 million for the nine months ended March 31, 1998 as the Bank leveraged investment purchases with FHLB advances. The average yield on investment securities decreased to 6.54% for the nine months ended March 31, 1999 from 6.91% for the nine months ended March 31, 1998 in the generally lower interest-rate environment.

Interest expense. Interest expense increased by $2.7 million, or 17.9%, to $18.1 million for the nine months ended March 31, 1999 from $15.3 million for the nine months ended March 31, 1998. The increase in interest expense was primarily due to an increase of $87.3 million, or 21.7%, in the average balance of interest-bearing liabilities to $490.0 million for the nine months ended March 31, 1999 from $402.7 million at March 31, 1998.

Interest on deposits increased by $1.6 million, or 14.2%, to $13.0 million for the nine months ended March 31, 1999 from $11.4 million for the nine months ended March 31, 1998, primarily due to an increase in the average balance of deposits. The average balance of deposits increased by $60.2 million, or 19.0%, to $377.3 million for the nine months ended March 31, 1999 from $317.1 million for the nine months ended March 31, 1998, primarily due to the acquisition of GFS deposit accounts. The average interest cost of deposits decreased to 4.61% for the nine months ended March 31, 1999 from 4.80% for the nine months ended March 31, 1998 as rates paid on deposit accounts were lowered in response to generally lower market rates.

Interest on FHLB advances increased by $1.1 million, or 28.5%, to $5.0 million for the nine months ended March 31, 1999 from $3.9 million for the nine months ended March 31, 1998. The average balance of FHLB advances increased by $27.1 million, or 31.6%, to $112.7 million for the nine months ended March 31, 1999 from $85.6 million for the nine months ended March 31, 1998 largely due to GFS fixed-term advances acquired in March 1998. The average interest rate paid on FHLB advances decreased to 5.95% for the nine months ended March 31, 1999 from 6.09% for the nine months ended March 31, 1998 as generally lower-rate advances were added in the current nine-month period.

Net interest income. Net interest income increased by $1.6 million, or 15.7%, to $11.7 million for the nine months ended March 31, 1999 from $10.1 million for the nine months ended March 31, 1998.

Provision for Loan Losses. The Bank provided $255,000 and $240,000, respectively, for loan losses for the nine months ended March 31, 1999 and 1998. The general loan loss allowance acquired from GFS Bancorp totaling $801,000 was combined with the Bank's loan loss allowance on the effective date of the acquisition and problem assets acquired from GFS were recorded at fair value.

Noninterest income. Noninterest income increased by $2.0 million to $4.0 million for the nine months ended March 31, 1999 from $2.0 million for the nine months ended March 31, 1998. The increase in noninterest income was largely due to the recognition of a $1.1 million gain on the sale of the deposits of three branch offices. Deposits totaling $19.4 million were sold to local financial institutions. Over 80% of the deposits sold were fixed-rate, fixed-maturity certificates of deposits with average interest rates higher than First Federal's weighted average interest rate paid on total deposits. The sale of these deposits reduced the average interest rate paid on the Bank's total deposits by approximately 10 basis points. The increase in noninterest income was also due to growth related to the acquisition of GFS in March, 1998. Income from service charges and other fees and gain on sale of loans held for sale increased by $643,000, or 73.8%, and $92,000, or 64.6%, respectively, for the nine months ended March 31, 1999 when compared to the nine months ended March 31, 1998. Service charge income increased due to an increase in transaction account balances in 1999 and also due to the addition of a new checking product. Gain on sale of loans held for sale increased due to increased mortgage activity as borrowers took advantage of generally low fixed-rate financing opportunities for both refinancing and purchases.

Noninterest expense. Noninterest expense increased by $1.9 million, or 23.6%, to $10.0 million for the nine months ended March 31, 1999 from $8.1 million for the nine months ended March 31, 1998. Compensation and benefit expense increased by $798,000, or 16.9%, to $5.5 million for the nine months ended March 31, 1999 from $4.7 million for the nine months ended March 31, 1998. This increase was largely due to the addition of GFS Bancorp staff and staff for a new full-service office opened in May 1998. The increase in noninterest expense was also due to an increase of $271,000, or 25.3%, in office property and equipment expense and to an increase of $156,000, or 56.8%, in advertising expense, partially due to the promotion of a new checking product. Other administrative expenses increased by $349,000 over the prior year period. In addition, amortization of intangibles increased to $258,000 for the nine months ended March 31, 1999 from $20,000 for the nine months ended March 31, 1998 due to amortization of the goodwill recorded in conjunction with the GFS acquisition.

Net earnings and income tax expense. Net earnings before income taxes increased by $1.7 million, or 44.0%, to $5.4 million for the nine months ended March 31, 1999 from $3.8 million for the nine months ended March 31, 1998. Income tax expense increased by $634,000, or 47.1%, to $2.0 million for the nine months ended March 31, 1999 from $1.3 million for the nine months ended March 31, 1998. The federal and state tax rate on earnings was 36.4% and 35.7%, respectively, for the nine months ended March 31, 1999 and 1998.


YEAR 2000

The Bank has identified the systems that will be affected by the Year 2000 problem. The Bank's Year 2000 Action Team has completed the awareness and inventory phases of Year 2000 in which potential Year 2000 risk areas and systems have been identified; and, assessment of the Bank's Year 2000 exposures is complete. Programming changes, system upgrades and replacements and other actions necessary to prepare for Year 2000 were completed during the first calendar quarter of 1999. In addition, testing and assessing the validity of Year 2000 changes were completed during the quarter ended March 31, 1999 and Year 2000-ready systems have been implemented.

The Bank has identified its mission-critical systems including its "core" data processing system for loans, deposits and the general ledger. The enhancements necessary to prepare the Bank's mission-critical systems for the year 2000 are complete. Contingency plans are being developed for these systems on a department-by-department basis in anticipation of the possibility of unplanned system difficulties or failure of third parties to successfully prepare for Year 2000. Most of these plans provide for some types of manual record-keeping and reporting procedures, and will be completed by June 30, 1999 as part of the Bank's overall contingency planning process. The Bank anticipates that it will incur internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare and maintain its systems for Year 2000 readiness. Based on the Bank's current estimate, fiscal 1999 expenses of the Year 2000 project are not expected to exceed $100,000.

In addition to expenses related to its own computer systems, the Bank is aware of potential Year 2000 risks to third parties, including vendors, depositors and borrowers and the possible adverse impact on the Bank resulting from failures by these parties to adequately address the Year 2000 problem. The Bank has contacted all mission-critical vendors and service providers regarding their Year 2000 readiness. The potential risks posed by these entities have been analyzed and periodic updates on the Year 2000 progress of currently non-compliant vendors are being performed. To date, the Bank has not been advised by any of these parties that they do not have plans in place to address and correct the issues associated with the Year 2000 problem. However, no assurance can be given as to the adequacy of such plans or to the timeliness of their implementation.

The risk exists that some of the Bank's commercial borrowers may not be prepared for Year 2000 and may suffer financial harm as a result. This, in turn, represents risk to the Bank regarding the repayment of loans from those commercial customers. The Bank surveyed its existing commercial customers with aggregate outstanding loan balances of $250,000 or more regarding their Year 2000 preparedness. The results of this survey process were not conclusive as to the overall level of Year 2000 risk in the Bank's commercial loan portfolio. However, repayment sources for the majority of loans in the Bank's commercial loan portfolio are from multi-family real estate projects that tend to be less computer-dependent than, for example, a manufacturing business. Accordingly, the Bank considers its commercial loan portfolio to contain a relatively low level of Year 2000 risk. Nevertheless, the Bank has established a $75,000 reserve for loan losses related to unforeseen Year 2000 problems of its commercial customers. The Bank analyzes Year 2000 risk posed by prospective commercial loan customers prior to approving their loan requests. Commercial loan customers are asked to sign an acknowledgement demonstrating their commitment to address Year 2000 problems inherent in their operations and agreeing to provide the Bank with specific information regarding their Year 2000 status.

The Bank is also analyzing the Year 2000 risk posed by its 50 largest commercial depositors. To date, the analysis of the 25 largest depositors has been completed and indicates a relatively low level of Year 2000 risk. The Bank considers its commercial deposit portfolio to contain a relatively low level of Year 2000 risk since the majority of its commercial depositors are small-business customers with limited computer technology dependence in their core business functions. The bank analyzes potential Year 2000 risk of prospective commercial deposit customers prior to accepting their deposits.

The Bank has assigned responsibility to a committee of staff members to provide information to customers and employees about The Bank's progress in addressing the Year 2000 problem. The mission of the committee is to maintain customer confidence in the Bank's ability to operate in Year 2000 and to educate employees about its Year 2000 efforts in order to allow them to adequately address customer concerns.

The preceding paragraphs include forward-looking statements that involve inherent risks and uncertainties. The actual costs of Year 2000 compliance and the impact of Year 2000 issues could differ materially from what is currently anticipated. Factors that might result in such differences include incomplete inventory and assessment results, higher than anticipated costs to update software and hardware and vendors', customers' and other third parties' inability to effectively address the Year 2000 issue.

PART II. OTHER INFORMATION

Legal Proceedings.

   There are various claims and lawsuits in which the Registrant is periodically involved incidental to the Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Submission of Matters to a Vote of Security Holders.

   A special meeting of members of First Federal Bankshares, M.H.C. and a special meeting of the stockholders of First Federal Savings Bank of Siouxland were held on March 26, 1999. At the meetings, both the members and the stockholders voted on the following proposal:

Ballot No. 1.
-------------

The approval of a Plan of Conversion and Reorganization (the "Plan") pursuant to which (i) the Bank will organize First Federal Bankshares, Inc. as a first-tier Delaware-chartered subsidiary; (ii) the Company will organize an interim federal savings association ("Interim") as a wholly owned subsidiary; (iii) the Mutual Holding Company will convert into an interim federal stock savings association and will simultaneously merge with and into the Bank with the Bank as the resulting entity and with shares of Bank Common Stock held by the Mutual Holding Company being canceled and each eligible account holder of the Bank receiving an interest in the liquidation account of the Bank in exchange for such individual's interest in the Mutual Holding Company; (iv) Interim will merge with and into the Bank (the "Bank Merger") with the Bank as the resulting entity, with the public stockholders of the Bank ("Minority Stockholders") receiving common stock of the Company in exchange for the publicly-owned shares of the Bank ("Minority Shares"), based on the Exchange Ratio; (v) all of the shares of common stock of Interim held by the Company will be converted into shares of common stock of the Bank; and, (vi) contemporaneously with the Bank Merger, the Company will offer for sale in the offering shares of common stock in a subscription and, if necessary, community offering.

The results of the voting on Ballot No. 1 were as follows:

                                              Votes            Votes
                                             In favor          Against
                                             --------          -------
Meeting of members
First Federal Bankshares, M.H.C.             2,176,777         133,192
Percentage of votes cast                         94.23%           5.77%
Percentage of votes eligible to be cast          63.48%           3.88%

Meeting of stockholders
First Federal Savings Bank of Siouxland,
including votes and
proxies of the
Mutual Holding Company                       2,249,825          88,886
Percentage of eligible votes                     78.98%           3.12%

Meeting of stockholders
First Federal Savings Bank of Siouxland,
excluding votes and
proxies of the
Mutual Holding Company                         725,225          88,886
Percentage of eligible votes                     54.78%           6.71%


The proposal, having received the favorable votes of at least a majority of the total votes eligible to be cast at the Members meeting was declared duly approved by the Members. In addition, the proposal, having received the favorable votes of at least two-thirds of the Bank's stockholders, including at least a majority of the shares held by Minority Stockholders, was declared duly approved by the stockholders of the Bank.


Exhibits and Reports on Form 8-K.
(a)    Exhibits

      27 - Financial Data Schedule


(b)    Reports of Form 8-K

    On April 29, 1999 the Registrant filed a current report on Form 8-K relating to the Bank's acquisition of Mid-Iowa Financial Corp. and the conversion of the former mutual holding company of the Bank to a capital stock corporation resulting in the organization of the Registrant, First Federal Bankshares, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                         FIRST FEDERAL BANKSHARES, INC.



         DATE:  May 12, 1999             BY: /s/Barry E. Backhaus
                                             --------------------
                                             Barry E. Backhaus
                                             President and
                                             Chief Executive Officer



         DATE:  May 12, 1999             BY: /s/Katherine Bousquet
                                             ---------------------
                                             Katherine Bousquet
                                             Chief Financial Officer