Form 10-K
period 1999-06-30
FIRST FEDERAL BANKSHARES INC
filed 1999-09-28
CIK 1075348

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED] For the Fiscal Year Ended June 30, 1999

                                       OR

[  ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 [NO FEE REQUIRED]


        For the transition period from _______________ to  ____________________


                         Commission File Number 0-25509


                         FIRST FEDERAL BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                   42-1485449
      -------------------------------                 ----------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification Number)

    329 Pierce Street, Sioux City, Iowa                        51101
    -----------------------------------                        -----
 (Address of Principal Executive Offices)                    Zip Code

                                 (712) 277-0200
                         (Registrant's telephone number)

        Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                    ---------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days.   YES  [ X ]      NO   [  ]


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

         As of September 15, 1999, there were issued and outstanding 4,824,784 shares of the Registrant's Common Stock.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price, as reported by the NASDAQ National Market, on September 15, 1999 was $41,194,046. This amount does not include shares held by the Bank's Employee Stock Ownership Plan and by officers and directors.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Part II of Form 10-K--Annual Report to Stockholders for the fiscal year ended June 30, 1999.

2. Part III of Form 10-K--Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                     PART I

ITEM 1   BUSINESS

General

         First Federal Bankshares, Inc.

         First Federal Bankshares, Inc. (the "Company" or the "Registrant") is a Delaware corporation that serves as the holding company for First Federal Bank, a federally-chartered stock savings bank headquartered in Sioux City, Iowa (the "Bank"). As of June 30, 1999, the Company owned 100% of the Bank's common stock, and currently the Company engages in no other significant activities beyond its ownership of such common stock. Consequently, its net income is derived primarily from the Bank's operation.

         Prior to April 13, 1999, the Bank's common stock was owned approximately 53.49% by First Federal Bankshares, M.H.C. (the "Mutual Holding Company") and 46.51% by public stockholders. On April 13, 1999, pursuant to a Plan of Conversion and Reorganization, and after a series of transactions, the Company was formed to own all of the capital stock of the Bank, and the Company sold the ownership interest in the Bank previously held by the Mutual Holding Company to the public in a subscription offering that resulted in net cash proceeds of approximately $23 million. Public stockholders of the Bank had their shares exchanged into 2,182,807 shares of common stock of the Company (representing an exchange ratio of 1.64696 shares of Company common stock for each share of Bank common stock). The Mutual Holding Company ceased to exist following the reorganization. The reorganization was accounted for in a manner similar to a pooling of interests and did not result in any significant accounting adjustments. As a result of the reorganization, the consolidated financial statements for prior periods have been restated to reflect the changes in the par value of common stock from $1.00 per share (for the Bank's common stock) to $0.01 per share (for the Company's common stock). At June 30, 1999, the Company had total assets of $680.7 million, total deposits of $464.2 million and stockholders' equity of $68.3 million.

         The Company's principle executive office is located at 329 Pierce Street, Sioux City, Iowa 51101 and its telephone number at that address is (712) 277-0200.

         First Federal Bank

         First Federal Bank ("First Federal" or the "Bank") is a federally chartered stock savings bank headquartered in Sioux City, Iowa. Founded in 1923, First Federal's deposits have been federally insured since 1935 by the Savings Association Insurance Fund and its predecessor, the Federal Savings and Loan Insurance Corporation. The Bank has been a member of the Federal Home Loan Bank System since 1935.

         The  Bank  is  a  community-oriented   financial  institution  offering
traditional financial services to its local community. The Bank's primary lending area includes northwest- and mid-Iowa and contiguous portions of Nebraska, South Dakota. The Bank's primary lending activity involves the origination of fixed rate and adjustable rate mortgage ("ARM") loans secured by single family residential real estate. Fixed rate mortgage loans are originated primarily for sale in the secondary market on a servicing-released basis, while ARM loans are retained in the Bank's portfolio. To a lesser extent, the Bank makes second mortgage loans secured by the borrower's principal residence and other types of consumer loans such as auto loans and home improvement loans. In response to increasing need for commercial and multi-family lending in its primary lending area, the Bank created a commercial lending department during fiscal 1993. In addition, the Bank invests in mortgage-backed securities issued or guaranteed by Fannie Mae ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Government National Mortgage Association ("GNMA"), and in securities issued by the United States Government and agencies thereof.

         The Bank conducts operations through its main office in Sioux City, Iowa, and its 19 branch offices in northwest and central Iowa and northeast Nebraska.

         The Bank's principal executive office is located at 329 Pierce Street, Sioux City, Iowa 51101, and its telephone number at that address is (712) 277-0200.

Market Area

         The Registrant conducts operations through its main office in Sioux City, Iowa, which is located on the Western border of Iowa, and its 19 branch offices in northwest and central Iowa and northeast Nebraska. The Company gained access to the Central Iowa market area after its acquisition in March 1998 of GFS Bancorp, Inc. Grinnell is located in Poweshiek County, fifty-five miles east of Des Moines, Iowa, the state capital and largest metropolitan area. The Company expanded its presence in the central Iowa market area after its acquisition in April 1999 of Mid-Iowa Financial Corp., headquartered in Newton, Iowa, which is located thirty-five miles east of Des Moines, Iowa. Mid-Iowa Financial Corp. was the parent company of Mid-Iowa Savings Bank with six offices in Jasper County, Iowa and an office in West Des Moines, Iowa. The population of Sioux City, Grinnell and Newton is approximately 85,000, 9,000 and 15,000 respectively. The total population of the Registrant's primary market area is approximately 450,000. Most employment in the Registrant's primary market area is in the agriculture and agriculture-related industries, but also includes significant manufacturing and service businesses. Major employers in the northwest Iowa primary market area, which includes contiguous portions of Nebraska and South Dakota, include Iowa Beef Processors, MCI Telemarketing, Sioux Honey Association, Wells Dairy, Interbake Foods, Gateway 2000, Great West Casualty, the 185th Fighter Group of the Iowa Air National Guard, Marian Health Center, St. Luke's Regional Medical Center, K-Products and Diamond Vogel Paint. Major employers in the central Iowa primary market area include Grinnell College, Grinnell Mutual Insurance Company, GTE, Grinnell Regional Medical Center, Donaldson Company, Maytag Corporation, Skiff Medical Center, Newton Manufacturing, the Vernon Company, Cline Tool and Service Company, Thombert, Inc. and Walmart.

         The Registrant's business and operating results are significantly affected by the general economic conditions prevalent in its primary market area. The Registrant's primary market area is projected to experience only moderate population growth for the foreseeable future.

Lending Activities

         General. Historically, the principal lending activity of the Registrant has been the origination or purchase of mortgage loans secured by one- to four-family residential properties. The Registrant also originates loans secured by commercial real estate and multi-family units and purchases participation interests in multi-family loans and commercial real estate loans originated by other lenders in the midwest. Multi-family and commercial real estate loans totaled $72.1 million, $58.4 million and $34.9 million, respectively, at June 30, 1999, 1998 and 1997. In recent years, the Registrant has increased its consumer lending activities to broaden services offered to customers and to improve the Registrant's interest rate risk exposure.

         The Registrant has sought to make its interest earning assets more interest rate sensitive by actively originating and purchasing variable rate loans, such as ARM loans, adjustable rate second mortgage loans and medium-term consumer loans. The Registrant also purchases mortgage-backed securities with adjustable rates. At June 30, 1999 approximately $203.3 million or 40.4% of the Registrant's total loan and mortgage-backed securities portfolio consisted of loans with variable interest rates.

         The Registrant actively originates fixed rate mortgage loans, generally with 10 to 30 year terms to maturity secured by one- to four-family residential properties. One- to four-family fixed rate loans generally are originated and underwritten for resale in the secondary mortgage market. The Registrant also actively originates loans insured or guaranteed by the United States Government or agencies thereof, such as VA and FHA loans. The Registrant also originates interim construction loans on one- to four-family residential properties.

         Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Registrant's loan portfolio, by type of loan on the dates indicated.

                                                                      At June 30,
                                      --------------------------------------------------------------------------
                                               1999                      1998                      1997
                                      ----------------------    ----------------------    ----------------------
                                       Amount       Percent       Amount       Percent      Amount       Percent
                                       ------       -------       ------       -------      ------       -------
                                                                (Dollars in Thousands)
Residential real estate:
  One- to four-family units (1)...    $ 326,126         71.36%  $ 301,415        74.47%   $ 267,724        78.45%
  Multi-family dwelling units.......     40,974          8.96      43,146        10.66       27,618         8.09
  Commercial real estate............     31,158          6.82      15,294         3.78        7,278         2.13
  Commercial loans..................      6,193          1.35       1,798         0.44           --           --
  Home equity and second mortgage...     32,315          7.07      21,682         5.36       17,193         5.04
  Home improvement loans............        347          0.08         728         0.18        1,425         0.42
  Auto loans........................     13,603          2.98      16,417         4.06       15,488         4.54
  Loans on deposits.................        616          0.13         584         0.14          484         0.14
  Other non-mortgage loans (2)......     10,053          2.20       7,891         1.95        7,882         2.31
                                      ---------    ----------   ---------    ---------    ---------     --------
    Total...........................  $ 461,385        100.95%  $ 408,955       101.03%   $ 345,092       101.12%
                                      ---------    ----------   ---------    ---------    ---------     --------
    ................................
Less
  Allowance for loan losses (3).....     (3,135)        (0.69)     (2,607)       (0.64)      (1,796)       (0.53)
  Loans in process..................       (942)        (0.21)       (875)       (0.22)        (327)       (0.10)
  Net unearned premiums (discounts)
    on loans........................      1,995          0.44       1,483         0.37          211         0.07
  Deferred loan fees (4)............     (2,245)        (0.49)     (2,156)       (0.53)      (1,926)       (0.56)
                                      ---------    ----------   ---------    ---------    ---------     --------
     Total loans, net...............  $ 457,058        100.00%  $ 404,800       100.00%   $ 341,254       100.00%
                                      =========    ==========   =========    =========    =========     ========

----------------

(1)  Includes loans held for sale and construction loans.
(2)  Includes credit card loans, education loans and unsecured personal loans.
(3)  Includes  lower of cost or market  adjustment  on loans held for sale.
(4)  Includes deferred loan origination fees on loans held for sale.

         Loan and Mortgage-Backed Securities Maturity Schedule. The following table sets forth certain information as of June 30, 1999, regarding the dollar amount of loans and mortgage-backed securities maturing in the Registrant's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due. Fixed rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.

                                                                      One             Three             Five              Ten
                                                  Within            Through          Through           Through          Through
                                                 One Year         Three Years     Five Years          Ten Years      Twenty Years
                                               -------------    -------------------------------    -------------     ------------
                                                                                         (In Thousands)
First mortgage loans:
  One- to four-family residences:
    Adjustable..............................   $    53,206            41,293           17,319            10,461                --
    Fixed...................................         5,788             2,281            6,146            59,479           101,776
                                               -----------      ------------      -----------      ------------      ------------
    Total one- to four-family...............        58,994            43,574           23,465            69,940           101,776

  Multi-family and commercial real estate:
    Adjustable..............................        25,282            20,192            3,964                44                --
    Fixed...................................         9,983             2,197            2,402             3,705             2,974
                                               -----------      ------------      -----------      ------------      ------------
    Total multi-family and commercial.......        35,265            22,389            6,366             3,749             2,974

Commercial loans:
    Adjustable..............................         2,674                20               --                --                --
    Fixed...................................         1,356               627              911               605                --
                                               -----------      ------------      -----------      ------------      ------------
    Total commercial loans..................         4,030               647              911               605                --

  Consumer loans and other non-mortgage loans:
    Adjustable..............................         4,663               105               --                --                --
    Fixed...................................         4,476            13,957           19,338            12,426             1,753
                                               -----------      ------------      -----------      ------------      ------------
    Total consumer loans and other
      non-mortgage loans....................         9,139            14,062           19,338            12,426             1,753
                                               -----------      ------------      -----------      ------------      ------------

    Total loans receivable..................   $   107,428      $     80,672      $    50,080      $     86,720      $    106,503
                                               ===========      ============      ===========      ============      ============

Mortgage-backed securities (MBS):
  Fixed-rate MBS - held to maturity.........   $     1,286      $         13      $     1,148      $      6,699      $      6,956
  Adjustable-rate MBS - available
    for sale................................        20,225             3,443              360                --                --
                                               -----------      ------------      -----------      ------------      ------------
Total mortgage-backed securities............   $    21,511      $      3,456      $     1,508      $      6,699      $      6,956
                                               ===========      ============      ===========      ============      ============

                                                   Beyond
                                                   Twenty
                                                    Years             Total
                                                 -----------       ---------
First mortgage loans:
  One- to four-family residences:
    Adjustable..............................               --          122,279
    Fixed...................................           28,377          203,847
                                                 ------------      -----------
    Total one- to four-family...............           28,377          326,126

  Multi-family and commercial real estate:
    Adjustable..............................               --           49,482
    Fixed...................................            1,389           22,650
                                                 ------------      -----------
    Total multi-family and commercial.......            1,389           72,132

Commercial loans:
    Adjustable..............................               --            2,694
    Fixed...................................               --            3,499
                                                 ------------      -----------
    Total commercial loans..................               --            6,193

  Consumer loans and other non-mortgage loans:
    Adjustable..............................               --            4,768
    Fixed...................................              216           52,166
                                                 ------------      -----------
    Total consumer loans and other
      non-mortgage loans....................              216           56,934
                                                 ------------      -----------

    Total loans receivable..................     $     29,982      $   461,385
                                                 ============      ===========

Mortgage-backed securities (MBS):
  Fixed-rate MBS - held to maturity.........     $      1,135      $    17,237
  Adjustable-rate MBS - available
    for sale................................               --           24,028
                                                 ------------      -----------
Total mortgage-backed securities............     $      1,135      $    41,265
                                                 ============      ===========


         The following table sets forth the dollar amount of all loans maturing or repricing after June 30, 2000 which have predetermined interest rates and have floating or adjustable interest rates.

                                                                                Floating or
                                                               Predetermined    Adjustable
                                                                   Rates            Rates             Total
                                                              ------------      ------------     -------------
                                                                                (In thousands)
Real estate mortgage:
   One- to four-family....................................    $    198,059      $     69,073     $     267,132
   Other mortgage loans...................................          12,667            24,200            36,867
   Commercial loans.......................................           2,143                20             2,163
   Consumer...............................................          47,690               105            47,795
                                                              ------------      ------------     -------------
     Total................................................    $    260,559      $     93,398     $     353,957
                                                              ============      =-----------     -------------

         Residential Real Estate Loans. The Registrant's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Registrant's primary market area. The majority of the Registrant's residential mortgage loans consists of loans secured by owner-occupied, single-family residences. The Registrant generally has limited its real estate loan originations to properties within its primary market area. However, the Registrant also purchases whole loans originated by others, with an emphasis on single-family ARM loans having interest rate caps generally of 2% annually and 5% over the life of the loan and with margins over various indexes ranging from 180 to 275 basis points depending on the index. During the five-year period through June 30, 1999, the Registrant purchased approximately $76.7 million of one- to four-family residential loans. One-to-four family loans purchased outside of the Registrant's primary lending area totaled approximately $37.6 million at June 30, 1999 and include approximately $28.1 million of loans that are geographically distributed in the midwestern United States. The remaining loans are scattered throughout the United States with the largest geographic concentrations including Connecticut with $2.6 million, Georgia with $1.1 million and Arizona with approximately $1.2 million.

         The delinquency rate on purchased loans and on loans originated by the Registrant was 2.6% and 0.4% respectively at June 30, 1999. Loans purchased primarily consist of single-family residential loans secured by properties located in the Midwest. Management attributes the low delinquency rates to the current relative strength of the economy in the Midwest. The Registrant purchases loans from other institutions as market conditions permit in order to reduce the Registrant's overall credit risk by increasing geographical diversity and to supplement its loan portfolio in periods of weaker local demand.

         At June 30, 1999, the Registrant had $326.1 million, or 71.4% of its total loan portfolio invested in first mortgage loans secured by one-to four-family residences.

         The Registrant currently offers residential mortgage loans for terms ranging from 10 to 30 years, and with adjustable or fixed interest rates. Origination of fixed rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Registrant's interest rate GAP position and loan products offered by the Registrant's competitors. During fiscal 1999, one-to four- family residential ARM loans decreased by $11.3 million, or 8.5%, to $122.3 million from $133.6 million in fiscal 1998 as ARM borrowers refinanced in the generally lower interest rate environment, most frequently choosing fixed rate mortgages.

         The Registrant's long-term fixed rate loans generally are originated and underwritten for resale in the secondary mortgage market. Whether the Registrant can or will sell fixed rate loans to the secondary market, however, depends on a number of factors including the yield on the loan and the term of the loan, market conditions and the Registrant's current GAP position. For example, 15-year fixed rate loans are likely to be retained by the Registrant. Moreover, the Registrant is more likely to retain fixed rate loan originations if its one year GAP is positive. The Registrant generally sells long-term, fixed-rate loans at origination, servicing-released. Servicing release premium is determined at loan closing, thus assuring the profit at current market rates. The Registrant's fixed rate mortgage loans are amortized on a monthly basis with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

         The Registrant's ARM loans adjust annually and semi-annually with interest rate adjustment limitations ranging from one to two percentage points per year and with a cap on total rate increases over the life of the loan. The Registrant has used different interest indexes for ARM loans, such as the one-year Treasury Constant Maturity, the Monthly National Median Cost of Funds, the National Average Contract Rate for Previously Occupied Homes and the Eleventh District Cost of Funds. The Registrant also has purchased ARM loans with various interest rate indexes. Consequently, the interest rate adjustments on the Registrant's portfolio of ARM loans do not reflect changes in a particular interest rate index.

         The Registrant's residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Registrant the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Registrant's fixed rate mortgage loan portfolio, and the Registrant has generally exercised its rights under these clauses.

         Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. The Registrant's lending policies, however, generally limit the maximum loan-to-value ratio on both fixed rate and ARM loans to 80% of the lesser of the appraised value or the purchase price of the property to serve as security for the loan.

         The Registrant occasionally makes real estate loans with loan-to-value ratios in excess of 80%. For real estate loans with loan-to-value ratios of between 80% and 90%, the Registrant requires the first 12% to 20% of the loan to be covered by private mortgage insurance. For real estate loans with loan-to-value ratios of between 90% and 95%, the Registrant requires private mortgage insurance to cover the first 25% to 30% of the loan amount. The Registrant requires fire and casualty insurance, as well as title insurance or an opinion of counsel regarding good title, on all properties securing real estate loans made by the Registrant.

         Construction Loans. The Registrant originates loans to finance the construction of single family residential property. However, construction lending is not a significant part of the Registrant's overall lending activities because of the low level of new home construction in the Registrant's primary market area. At June 30, 1999, the Registrant had $4.2 million, or 0.9%, of its total loan portfolio invested in interim construction loans. The Registrant makes construction loans to private individuals and to builders. Construction loans generally are made with either adjustable or fixed rate terms. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are structured to be converted to permanent loans originated by the Registrant at the end of the construction period, which is generally six months, not to exceed 12 months.

         Multi-Family Residential Real Estate Loans. Loans secured by multi-family real estate constituted $41.0 million or 9.0% of the Registrant's total loan portfolio at June 30, 1999, compared to $43.1 million or 10.7% of the Registrant's total loan portfolio at June 30, 1998 and $27.6 million, or 8.1% of the total loan portfolio at June 30, 1997. The Registrant's multi-family real estate loans are secured by multi-family residences, such as apartment buildings. At June 30, 1999, 29.6% of the Registrant's multi-family loans were secured by properties located within the Registrant's market area. At June 30, 1999, the Registrant's multi-family real estate loans had an average balance of $373,000 and the largest multi-family real estate borrower had an aggregate principal balance of $4.0 million. The terms of each multi-family loan are negotiated on a case by case basis, although such loans typically have adjustable interest rates tied to a market index or fixed rates to amortize over 10 to 20 years with a three to ten year balloon.

         Loans secured by multi-family real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

         Commercial Real Estate Loans. Loans secured by commercial real estate constituted approximately $31.2 million, or 6.8%, of the Registrant's total loan portfolio at June 30, 1999. By comparison, commercial real estate loans totaled $15.3 million and $7.3 million at June 30, 1998 and 1997, respectively. The Registrant's commercial real estate loans are secured by improved property such as offices, small business facilities, and other non-residential buildings. Of the improved properties securing such commercial real estate loans at June 30, 1999, 66.0% were located within the Registrant's primary market area. Commercial real estate loans are offered with fixed and adjustable interest rates.

         The Registrant's policy is to limit commercial real estate loans to principal balances not exceeding its loan-to-one borrower limit. At June 30, 1999, the Registrant's largest commercial real estate borrower had an aggregate principal outstanding balance of $3.6 million, which balance was within the Registrant's loan-to-one borrower limit.

         Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

         Consumer Loans. Federal savings associations are authorized to make secured and unsecured consumer loans in an aggregate amount up to 35% of their assets. In addition, the Registrant has lending authority above the 35% category for certain consumer loans, such as second mortgage, home property improvement loans, mobile home loans and loans secured by savings accounts.

         As of June 30, 1999, consumer loans totaled $56.9 million, or 12.5% of the Registrant's total loan portfolio. The principal types of consumer loans offered by the Registrant are second mortgage loans, auto loans, home improvement loans, credit card loans, unsecured loans and loans secured by deposit accounts. Consumer loans are offered primarily on a fixed rate basis, and at June 30, 1999 had an average maturity of 54 months. The Registrant's home equity loans, second mortgage loans, and home improvement loans, are generally secured by the borrower's principal residence. At June 30, 1999, home equity loans, second mortgage loans, and home improvement loans, totaled $32.7 million, or 7.1% of consumer loans.

         The underwriting standards employed by the Registrant for consumer loans include a determination of the applicant's credit history and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

         The Registrant's consumer loan portfolio increased from $42.4 million at June 30, 1997 to $56.9 million at June 30, 1999. It is expected that the Registrant's consumer loan portfolio will continue to grow during the foreseeable future, and is expected to range between 10% and 15% of assets. Consumer loans tend to have higher interest rates than residential mortgage loans, but also tend to have a higher risk of default than residential mortgage loans. Management believes that the Registrant's loss experience in connection with consumer loans has been low. See "Non-Performing Assets and Asset Classification" for information regarding the Registrant's loan loss experience and reserve policy.

         Mortgage-Backed Securities. The Registrant also invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof in order to reduce interest rate risk exposure and improve liquidity. These securities, which consist primarily of mortgage-backed securities issued or guaranteed by FNMA, FHLMC and GNMA, totaled $41.3 million at June 30, 1999. The Registrant's objective in investing in mortgage-backed securities varies from time to time depending upon market interest rates, local mortgage loan demand, and the Registrant's level of liquidity. The Registrant's fixed-rate mortgage-backed securities are held for investment, and management has the intent and ability to hold such securities on a long-term basis or to maturity. Adjustable rate MBS are available for sale and are carried at estimated fair value. Mortgage-backed securities have lower credit risk than direct loans because principal and interest on the securities are either insured or guaranteed by the United States Government or agencies thereof.

         Loan Solicitation and Processing. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers. Upon receipt of a loan application, a credit report is obtained to verify specific information relating to the applicant's credit standing. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is made by an independent appraiser approved by the Registrant. A loan application file is first reviewed by an underwriter in the Registrant's loan department who checks applications for accuracy and completeness, and verifies the information provided. The loan is then reviewed by at least one person of a seven-person loan committee. One- to four-family residential mortgage loans with principal balances in excess of $500,000 and multi-family and commercial real estate loans with principal balances in excess of $500,000 must be submitted by the loan department directly to the loan committee of the Board of Directors for approval. Approvals subsequently are ratified by the full Board of Directors. Fire and casualty insurance are required at the time the loan is made and throughout the term of the loan. Once the loan is approved a loan commitment is promptly issued to the borrower.

         If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. The borrower must provide proof of fire and casualty insurance on the property serving as collateral which insurance must be maintained during the full term of the loan. Title insurance or an attorney's opinion based on a title search of the property is required on all first lien loans secured by real property.

         Loan Originations, Purchases and Sales. Approximately 82.4% of all loans in the Registrant's portfolio at June 30, 1999 were originated by the Registrant. The Registrant also purchases loans originated by others with an emphasis on single-family residential ARM loans. At June 30, 1999, the Registrant had $80.4 million of loans purchased from others. Included in the total of loans purchased outside of the Bank's primary lending area are loans purchased from a mortgage banking firm headquartered in Madison, Wisconsin. The Bank has an exclusive agreement with this firm, which gives the Bank first right of refusal an any real estate loans generated including one-to-four family, multi-family, commercial real estate and land development loans secured by properties located primarily in the Madison, Wisconsin metropolitan area. The Bank has sold, and anticipates that it will continue to sell, a majority participation interest in these loans to other financial institutions located in Iowa and contiguous states. At June 30, 1999, the outstanding principal balance of loans purchased under the above agreement was approximately $72.2 million and partial interests in these balance sold to other financial institutions totaled approximately $30.0 million.

         The following table sets forth the Registrant's gross loan originations and loans sold for the periods indicated.

                                                                               At June 30,
                                                              ---------------------------------------------
                                                                 1999              1998             1997
                                                              -----------       ----------       ----------
                                                                              (In Thousands)
Loans originated:
  Conventional one- to four-family real estate loans:
    Construction loans......................................  $    35,994       $   10,910       $    8,546
    Loans on existing property..............................       20,014           33,885           25,091
    Loans refinanced........................................       31,654           32,980            8,612
  Insured and guaranteed loans..............................       19,667            6,178            6,976
  Multifamily and commercial................................       34,022           12,715            3,420
  Commercial loans..........................................        5,808            2,023               --
  Consumer loans............................................       32,298           27,041           29,477
                                                              -----------       ----------       ----------
      Total loans originated................................  $   179,457         $125,732       $   82,122
                                                              ===========       ==========       ==========
Loans purchased:
  One- to four-family.......................................  $     1,924       $    6,466       $   17,394
  Multi-family and commercial...............................        2,946            7,303           16,342
                                                              -----------       ----------       ----------
      Total loans purchased.................................  $     4,870       $   13,769       $   33,736
                                                              ===========       ==========       ==========
Loans sold..................................................  $    39,229       $   24,816       $   12,797
                                                              ===========       ==========       ==========


         Loan Commitments. The Registrant issues standby loan origination commitments to qualified borrowers primarily for the construction and purchase of residential real estate. Such commitments are made on specified terms and conditions and are made for periods of up to 60 days, during which time the interest rate is locked-in. The Registrant generally charges a loan fee based on a percentage of the loan amount. The Registrant also charges a commitment fee of $225 if the borrower receives the loan from the Registrant. At June 30, 1999, the Registrant had commitments to originate and purchase $18.4 million of loans. The Registrant's experience has been that very few commitments expire without being funded by the Registrant.

         Loan Origination and Other Fees. In addition to interest earned on loans, the Registrant generally receives loan origination fees. To the extent that loans are originated or acquired for the Registrant's portfolio, the Registrant defers loan origination fees and costs and amortizes such amounts as yield adjustments over the life of the loans using the interest method of amortization. Fees and costs deferred are recognized into income immediately upon the sale of the related loan. At June 30, 1999, the Registrant had $2.2 million of deferred loan fees.

         In addition to loan origination fees, the Registrant also receives other fees and service charges that consist primarily of late charges and loan servicing fees on loans sold. The Registrant recognized loan servicing fees on loans sold and late charges of $223,000, $139,000 and $122,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

         Loan origination and commitment fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

         Loans to One Borrower. Under federal law, savings associations are subject to the same limits as those applicable to national banks, which limit loans to one borrower to the greater of $500,000 or 15% of unimpaired capital and unimpaired surplus and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). The Registrant's maximum loans-to-one borrower was $4.0 million at June 30, 1999. The

Registrant had a second borrower with total outstanding balances and nonfunded commitments of $3.9 million at June 30, 1999. The Registrant currently is in compliance with its loans-to-one borrower limitations.

Delinquencies and Classified Assets

         Delinquencies. The Registrant's collection procedures provide that when a loan is 15 days past due, a late charge is added and the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower. Additional late charges may be added and, if the loan continues in a delinquent status for 90 days or more, the Registrant generally initiates foreclosure proceedings.

         Non-Performing Assets and Asset Classification. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential and commercial mortgage loans are placed on non-accrual status generally when either principal or interest is 90 days or more past due and management considers the interest uncollectible or when the Registrant commences foreclosure proceedings. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

         Real estate acquired by the Registrant as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value. Any write-down of REO is charged to the allowance for real estate losses.

         At June 30, 1999 the Registrant's total of property acquired as the result of foreclosure or by deed in lieu of foreclosure was $32,000 compared to a total of $489,000 at June 30, 1998, which consisted primarily of a 104- unit multi-family property and two 96-unit multi-family properties obtained through foreclosure. The three properties, located in Madison, Wisconsin's south side were sold in December 1998 and a gain totaling $44,000 was recorded in fiscal 1999 in connection with the sale.

         The Registrant had no allowance for losses on real estate owned as of June 30, 1999 and 1998.

         Non-Performing Loans. The following table sets forth information regarding non-accrual loans, accrual loans and other non-performing assets at the dates indicated:

                                                                               At June 30,
                                                              -------------------------------------------
                                                                 1999              1998            1997
                                                              -----------       ----------       --------
                                                                          (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
   Residential.............................................   $   1,003         $    920         $     242
   Commercial..............................................       1,061              200                --
                                                              ---------         --------         ---------
     Total.................................................       2,064            1,120               242
                                                              ---------         --------         ---------
Loans accounted for on an accrual basis (1)(2):
   Residential.............................................         295              144               173
   Consumer(3).............................................         101               71               110
                                                              ---------         --------         ---------
     Total.................................................         396              215               283
                                                              ---------         --------         ---------
Total non-performing loans.................................       2,460            1,335               525
Other non-performing assets (4)............................          32              489                --
                                                              ---------         --------         ---------
Total non-performing assets................................   $   2,492         $  1,824         $     525
                                                              =========         ========         =========

Non-performing loans as a percentage
   of total loans..........................................        0.54%            0.33%             0.15%
Non-performing loans as a percentage
   of total assets.........................................        0.36%            0.24%             0.11%
Non-performing loans and real estate owned
   to total loans and real estate owned....................        0.55%            0.47%             0.15%
Non-performing assets as a percentage
   of total assets.........................................        0.37%            0.34%             0.11%

-----------------

(1)  Includes all loans 90 days or more contractually delinquent.
(2)  Delinquent FHA/VA guaranteed loans are not placed on non-accrual status.
(3)  Delinquent consumer loans are not placed on non-accrual status.
(4) Represents the net book value of property acquired by the Registrant through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is carried at the lower of cost or fair market value less estimated costs of disposition.

         The following table sets forth information with respect to the Registrant's delinquent loans and other problem assets at June 30, 1999.

                                                                At June 30, 1999
                                                          --------------------------
                                                            Balance           Number
                                                            -------           ------
                                                          (In Thousands)
Residential real estate:
   Loans past due 60-89 days..........................    $    609                7
   Loans past due 90 days or more.....................       1,298               18
Commercial real estate:
   Loans past due 60-89 days..........................         445                1
   Loans past due 90 days or more.....................          66                1
Consumer loans (past due 60 days or more).............          96               30
Foreclosed real estate and repossessions..............          32                1
Other non-performing assets...........................          --               --
Restructured loans not included
   in other nonperforming categories above............         441                1
Loans to facilitate sale of real estate owned.........         280                2

         Classified Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which assets possess some weaknesses, are required to be designated "special mention" by management.

         When a savings institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge off such amount. A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The Registrant regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations.

         At June 30, 1999, the aggregate amount of the Registrant's classified assets, and of the Registrant's general and specific loss allowances and charge-offs were as follows:

                                                                     June 30, 1999
                                                                    (In Thousands)
Substandard assets................................................     $     1,034
Doubtful assets...................................................              48
Loss assets.......................................................               7
                                                                       -----------
         Total classified assets..................................     $     1,089
                                                                       ===========

General loss allowances...........................................           3,128
Specific loss allowances..........................................               7
                                                                       -----------
         Total allowances.........................................     $     3,135
                                                                       ===========


         A summary of the Registrant's principal classified assets is as follows.

         The Registrant acquired a $600,000 loan in 1985 on a 48-unit apartment complex in Southern Iowa in connection with the Home Federal merger. The loan was restructured into a $500,000 loan in 1991. The loan bears an interest rate of 10% through maturity in August 2001. At the time the loan was restructured, the Registrant wrote off $50,000 of the loan balance which is due in a balloon payment at maturity. No interest is being accrued on this $50,000 amount. The outstanding balance of the loan at June 30, 1999 was $441,000. The loan is now current and the apartment complex was 96% leased at June 30, 1999.

         Through the GFS Bancorp, Inc. ("GFS") acquisition, the Registrant acquired a loan secured by commercial real estate in Grinnell, Iowa. The borrower declared bankruptcy and ceased payments on the loan. A sheriff's sale took place on September 23, 1998, at which sale the Registrant took possession of the property. The loan had been written down to a market value of $200,000 prior to the GFS acquisition. The property, which includes office, warehouse and manufacturing space in three buildings, was sold in April 1999 and a gain on sale of real estate owned totaling $103,000 was recognized.

         The Registrant took possession of one multi-family and four residential properties in Madison, Wisconsin on August 5, 1999 by a voluntary deed in lieu of foreclosure. There were two separate borrowing entities all guaranteed by the same individuals. The related loan balances totaled approximately $1.6 million on the date of foreclosure. The properties included one 12-unit apartment building and four 4-unit condominium properties (16 total units, of which 11 units were unsold). The Registrant is in the process of selling the properties and proceeds totaling approximately $1.3 million had been received by September 10, 1999. The proceeds were from the sale of the 12-unit apartment building and four of the condominium units. The remaining seven condominium units are listed for sale with a Madison, Wisconsin real estate firm. The Registrant does not expect to record any losses on sale of the remaining condominium units.

         With respect to each of the classified assets described above, except as otherwise noted, management of the Registrant believes the specific reserves that have been established are adequate and that the net realizable value of the identified collateral exceeds the balances due.

         Allowance for Loan Losses. Management's policy is to provide for estimated losses on the Registrant's loan portfolio based on management's evaluation of the potential losses that may be incurred. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral. Other factors considered by management include the size and risk exposure of each segment of the loan portfolio, present indicators such as delinquency rates and the borrower's current financial condition, and the potential for losses in future periods. Management calculates the allowance for loan losses based on asset type, as follows: 100% of portions of loan balances classified as loss, 50% of portions of loan balances classified as doubtful, 15% of portions of loan balances classified as substandard, and 5% of portions of loan balances classified as special mention. Management calculates additional allowances for loan losses on loans not classified in the categories delineated above, as follows: .25% for mortgage loans, 1.0% for consumer loans, and 1.5% for multifamily, nonresidential and commercial loans.

         The breakdown of general loss allowances and specific loss allowances is made for regulatory accounting purposes only. While both general and specific loss allowances are charged against earnings, general loan loss allowances are added back to GAAP capital in computing risk-based capital under OTS regulations. The financial statements of the Registrant are prepared in accordance with GAAP and, accordingly, provisions for loan losses are based on management's estimate of net realizable value or fair value of the collateral, as applicable. The Registrant regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves.

         During fiscal 1999, 1998 and 1997, the Registrant credited $365,000, $345,000 and $258,000, respectively, to the allowance for loan losses.
Management periodically reviews the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. There can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future and that additional provisions for loan losses will not be required.

         Analysis of the Allowance for Loan Losses. The following table sets forth information regarding the Registrant's allowance for loan losses at the dates indicated.

                                                                               At June 30,
                                                              ----------------------------------------------
                                                                  1999              1998            1997
                                                              -----------       ----------       -----------
                                                                              (In Thousands)
Total loans outstanding(1)..................................  $   461,385       $  408,955       $   345,092
Average loans outstanding(1)................................      416,631          358,209           331,144

Allowance balance (at beginning of period)..................        2,607            1,796             1,731
Additions related to acquisition............................          325              801                --
Provision
   Residential..............................................          110              100               140
   Commercial real estate...................................           75               65                --
   Consumer.................................................          180              180               118
Charge-offs:
   Residential..............................................          (63)            (155)              (65)
   Commercial real estate...................................           --               --                --
   Consumer.................................................         (184)            (267)             (136)
Recoveries..................................................           85               87                 8
                                                              -----------       ----------       -----------
Allowance balance (at end of period)........................  $     3,135       $    2,607       $     1,796
                                                              ===========       ==========       ===========
Allowance for loan losses as a percent of total
   loans outstanding........................................         0.68%            0.64%             0.52%
Net loans charged off as a percent of average
   loans  outstanding.......................................         0.06%            0.09%             0.06%

------------------------------------
(1)      Includes loans held for sale.

Investment Activities

          The Registrant's portfolio of investment securities, excluding investments in mortgage-backed securities, totaled $112.8 million, $59.2 million and $49.9 million, respectively at June 30, 1999, 1998 and 1997. The purpose of the Registrant's investment portfolio is to (i) improve the Registrant's interest rate sensitivity gap by reducing the average term to maturity of the Registrant's assets, (ii) improve liquidity, and (iii) effectively reinvest funds generated from amortization and prepayment on the Registrant's traditional loan portfolio.

         The Registrant is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. See "Regulation--Federal Regulations--Liquidity Requirements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital
Resources." The Registrant generally has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in the Registrant's loan origination and other activities.

         Investment Portfolio. The following table sets forth the carrying value of the Registrant's investment securities portfolio, short-term investments and FHLB stock, at the dates indicated. At June 30, 1999, the Registrant's FHLB stock yielded 6.25%. At June 30, 1999, the market value of the Registrant's investment securities - held to maturity portfolio was $14.6 million.

                                                                               At June 30,
                                                              -------------------------------------------
                                                                 1999              1998            1997
                                                              -----------       ----------       --------
                                                                              (In Thousands)
Investment securities - held to maturity:
  U.S. Government and agency securities..................... $    9,579         $  9,819         $  10,462
  Other securities..........................................      5,190            4,911               818
                                                             ----------         --------         ---------
    Total investment securities held to maturity............ $   14,769         $ 14,730         $  11,280
                                                             ----------         --------         ---------
Investment securities - available for sale:
  U.S. Government and agency securities..................... $   91,692         $ 44,517         $  38,658
  Other securities..........................................      6,327               --                --
                                                             ----------         --------         ---------
    Total investment securities available for sale.......... $   98,019         $ 44,517         $  38,658
                                                             ----------         --------         ---------
      Totals................................................ $  112,788         $ 59,247         $  49,938
                                                             ----------         --------         ---------
Interest-bearing deposits...................................      1,848            7,500             3,387
FHLB stock..................................................      8,094            5,671             5,000
                                                             ----------         --------         ---------
    Total investments....................................... $  122,730         $ 72,418         $  58,325
                                                             ==========         ========         =========

Investment Portfolio Maturities

         The table below sets forth the scheduled maturities, carrying values, and average yields for the Registrant's investment securities at June 30, 1999.

                                                                           At June 30, 1999
                               -----------------------------------------------------------------------------------------------------
                                                                                                                    Total Investment
                                One Year or Less     One to Five Years     Five to Ten Years    More than 10 Years      Securities
                                 ----------------   --------------------   -----------------   -------------------- ----------------
                               Carrying    Average  Carrying    Average   Carrying   Average   Carrying   Average  Carrying  Average
                                 Value      Yield     Value       Yield     Value     Yield      Value     Yield     Value     Yield
                                 -----      -----     -----       -----     -----     -----      -----     -----     -----     -----
                                                                      (Dollars in Thousands)
Investment securities - held
  to maturity.........          $   448      5.01%  $    5,458    5.63%  $    4,979    5.56%  $    3,884    5.43%  $   14,769  5.56%
Investment securities -
  available for sale..               --        --        6,799    6.24%      51,908    6.76%      39,312    6.45%      98,019  6.60%
                                -------      ----   ----------           ----------           ----------           ----------
Total investment
  securities..........          $   448      5.01%  $   12,257    5.97%  $   56,887    6.65%  $   43,196    6.36%  $  112,788  6.46%
                                =======             ==========           ==========           ==========           ==========

Subsidiary Activities

         The Company has three wholly-owned subsidiaries, First Federal Bank, Mid-Iowa Security Corp. and Equity Services, Inc. Since the Company engages in no other significant activities beyond its ownership of the Bank, the description of the Company's activities in this Form 10-K effectively represents a description of the activities of the Bank. Equity Services, Inc. is in the business of developing residential lots in the Registrant's primary market area. Mid-Iowa Security Corporation generates revenues primarily by providing real estate brokerage services.

         The Bank has two active wholly owned subsidiaries. First Financial Corporation, an Iowa corporation, operates a title search and abstract continuation business through its wholly owned Iowa subsidiary, Sioux Financial Corporation. Center of Iowa Investments, Limited, generates revenues primarily by providing credit reporting and collection services. During fiscal year 1996, First Financial Corporation purchased a majority ownership in United Escrow, which serves as an escrow agent in Woodbury County, Iowa.

         Under federal law, SAIF-insured institutions are required to provide 30 days' advance notice to the OTS and FDIC before establishing or acquiring a subsidiary or conducting a new activity in a subsidiary. The insured institution must also provide the FDIC and the OTS such information as may be required by applicable regulations and must conduct the activity in accordance with the rules and orders of the OTS. In addition to other enforcement and supervision powers, the OTS may determine after notice and opportunity for a hearing that the continuation of a savings institution's ownership of or relation to a subsidiary (i) constitutes a serious risk to the safety, soundness or stability of the savings institution, or (ii) is inconsistent with the purposes of FIRREA. Upon the making of such determination, the OTS may order the savings institution to divest the subsidiary or take other actions.

Sources of Funds

         General. Deposits are the major source of the Registrant's funds for lending and other investment purposes. In addition to deposits, the Registrant derives funds from the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of investment securities, operations and, if needed, advances from the Federal Home Loan Bank of Des Moines (the "FHLB"). Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

         Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a broad selection of deposit instruments including checking, regular savings, money market deposits, term certificate accounts and individual retirement accounts. Currently the Registrant does not generally negotiate interest rates to attract jumbo certificates, but may accept deposits of $100,000 or more based on posted rates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Registrant regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Registrant's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Registrant does not obtain funds through brokers, nor does it actively solicit funds outside its primary market area. Historically, the Registrant has rarely used premiums to attract savings deposits.

         Deposit Portfolio. Savings and other deposits in the Registrant as of June 30, 1999, are composed of the following:

   Weighted                                                                                                    Percentage
    Average                                                                    Minimum                           of Total
Interest Rate(1)   Minimum Term                Category                         Amount          Balances         Deposits
----------------   ------------                --------                         ------          --------         --------
                                                                                            (In Thousands)
   0.00%               None         Noninterest bearing checking accounts      $   None        $   14,211            3.06%
   1.59%               None         Interest bearing checking accounts              200            45,881            9.88
   1.78%               None         Money Market Plus accounts                      200             9,887            2.13
   4.23%               None         Money Market Select accounts                 10,000            72,066           15.52
   1.71%               None         Savings accounts/Club accounts                 10/5            35,109            7.56
   1.49%               None         Unredeemed certificates                       1,000             1,008            0.22
   4.48%             3 months       Fixed term, fixed rate                        1,000             1,768            0.38
   4.61%             6 months       Fixed term, fixed rate (2)                  100/1,000          24,767            5.34
   4.55%             8 months       Fixed term, fixed rate                        5,000            14,351            3.09
   4.89%              1 year        Fixed term, fixed rate (2)                  100/1,000          39,984            8.61
   5.67%             16 months      Fixed term, fixed rate                        5,000             1,979            0.43
   5.15%             17 months      Fixed term, fixed rate                        5,000            18,968            4.09
   5.60%             1.5 years      Fixed term, fixed rate                        1,000             4,855            1.05
   5.14%              2 years       Fixed term, fixed rate (2)                  100/1,000          22,733            4.90
   4.41%              2 years       Fixed term, fixed rate                          100             1,285            0.28
   5.48%             26 months      Fixed term, fixed rate                        5,000            30,863            6.65
   4.94%             2.5 years      Fixed term, fixed rate                        1,000             4,059            0.87
   4.90%             2.5 years      Fixed term, option rate (3)                   1,000             2,323            0.50
   6.22%             32 months      Fixed term, fixed rate                        5,000            13,810            2.98
   5.91%             35 months      Change up term and rate (4)                   1,000            34,080            7.34
   5.25%              3 years       Fixed term, fixed rate (2)                  100/1,000          30,823            6.63
   6.46%             45 months      Fixed term, fixed rate                        5,000             4,684            1.01
   5.24%              4 years       Fixed term, fixed rate                         1,000            9,097            1.96
   6.74%             58 months      Fixed term, fixed rate                        5,000             6,901            1.49
   5.48%              5 years       Fixed term, fixed rate                        1,000             4,821            1.04
   6.11%              6 years       Fixed term, fixed rate                        1,000             9,506            2.05
   6.37%              8 years       Fixed term, fixed rate                        1,000             4,350            0.94
   -----                                                                                       ----------       ---------
   4.28%                                                                                       $  464,169          100.00%
                                                                                               ==========       =========

-----------------

(1)  Yield rates for fixed term, fixed rate certificates,
(2) Individual retirement accounts (IRAs) are offered for this term. The minimum for IRAs is $100 and the minimum for other certificates is $1,000. The minimum for additions to IRAs is $25, while the minimum for additions to other certificates is $1,000.
(3) The rate on the option rate certificate may be changed once during the term to the currently offered rate at the certificate holders option.
(4) The certificate holder may change to another certificate product on the first or second anniversary.

         The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Registrant between the dates indicated.

                                      Balance at                            Balance at
                                      June 30,         %        Increase     June 30,       %         Increase
                                        1999       Deposits    (Decrease)     1998      Deposits     (Decrease)
                                      ---------    --------    ---------    ---------   ---------    --------
Checking accounts                     $  60,092       12.95%   $  11,724    $  48,368       12.33%   $ 10,297
Savings accounts                         35,109        7.56        8,878       26,231        6.68       3,148
Money market accounts                    81,953       17.66       20,159       61,794       15.75      15,373
Option rate certificates (1)              2,323        0.50         (581)       2,904        0.74      (2,593)
Change up certificates (2)                9,992        2.15          954        9,038        2.30       3,314
3 to 11 month certificates               39,145        8.43       28,081       11,064        2.82      (3,684)
12 thru 18 month certificates            58,427       12.59          916       57,511       14.66      18,445
19 thru 30 month certificates            53,250       11.47       10,753       42,497       10.83      14,617
32 and 36 month certificates             20,737        4.47       (4,356)      25,093        6.39       1,899
45 and 48 month certificates             12,674        2.73          563       12,111        3.09         175
58 through 96 month certificates         25,681        5.53       (8,095)      33,776        8.61       2,102
IRA certificates                         63,778       13.74        3,121       60,657       15.45       3,599
Other certificates                        1,008        0.22         (373)       1,381        0.35      (1,001)
                                      ---------    --------    ---------    ---------   ---------    --------
                                      $ 464,169     100.00%    $  71,744    $ 392,425      100.00%   $ 65,691
                                      =========    =======     =========    =========   =========    ========

                                        Balance at
                                         June 30,      %        Increase
                                           1997    Deposits    (Decrease)
                                        ---------  --------     --------

Checking accounts                      $  38,071    11.65%      $  3,200
Savings accounts                          23,083     7.06         (1,568)
Money market accounts                     46,421    14.22          5,190
Option rate certificates (1)               5,497     1.68         (3,518)
Change up certificates (2)                 5,724     1.75          5,724
3 to 11 month certificates                14,748     4.51        (16,462)
12 thru 18 month certificates             39,066    11.96         (1,483)
19 thru 30 month certificates             27,880     8.53         10,263
32 and 36 month certificates              23,194     7.11          8,020
45 and 48 month certificates              11,936     3.65         (8,032)
58 through 96 month certificates          31,674     9.69         (7,115)
IRA certificates                          57,058    17.46         (3,383)
Other certificates                         2,382     0.73            675
                                       ---------    -----       --------
                                        $326,734   100.00%      $ (8,489)
                                        ========   ======       ========

--------------
(1) This certificate is a 30-month certificate, during which term the rate may be changed to a currently offered rate, once, at the customer's option.
(2) This certificate is a 35-month certificate, during which term the certificate may be changed to a product with a different term and/or rate, once, on the first or second anniversary of the opening of the certificate.

Time Deposits by Rates

         The following table sets forth the time deposits in the Registrant classified by rates as of the dates indicated.

                                                     At June 30,
                                      ----------------------------------------
                                        1999            1998            1997
                                      ---------       --------       ---------
                                                    (In Thousands)
4% or less..................          $  20,838       $ 14,684       $  18,026
4.01-6.00%..................            227,003        178,324         166,126
6.01-8.00%..................             39,174         61,348          31,702
8.01-9.00%..................                 --          1,676           3,305
                                      ---------       --------       ---------
     Total..................          $ 287,015       $256,032       $ 219,159
                                      =========       ========       =========


         Time Deposit Maturity Schedule. The following table sets forth the amount and maturities of certificates of deposit at June 30, 1999.

                                                                     Amount Due
                                            -------------------------------------------------------------
Weighted Average                            Less Than       1-2          2-3          After
 Rate                                       One Year       Years        Years       3 Years       Total
 ----                                       --------       -----        -----       -------       -----
                                                               (In Thousands)
4% or less .....................              $ 19,459     $    666     $    390     $    323     $ 20,838
4.01-6.00% .....................               137,442       64,263       20,684        4,614      227,003
6.01-8.00% .....................                20,683        7,478        7,495        3,518       39,174
                                              --------     --------     --------     --------     --------
     Total ....................               $177,584     $ 72,407     $ 28,569     $  8,455     $287,015

         Certificates of Deposit $100,000 and Over. The following table indicates the amount of the Registrant's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of June 30, 1999.

                                 Maturity Period                            Certificates of Deposits
                                 ---------------                            ------------------------
                                                                                 (In Thousands)
         Three months or less..........................................             $   10,089
         Three through six months......................................                  4,241
         Six through twelve months.....................................                  7,869
         Over twelve months............................................                  5,954
                                                                                    ----------
              Total....................................................             $   28,153
                                                                                    ==========

         Deposit Activity. The following table sets forth the savings activities of the Registrant for the periods indicated:

                                                                                At June 30,
                                                              -------------------------------------------
                                                                 1999            1998              1997
                                                              -----------       ----------       --------
                                                                              (In Thousands)
Additions related to GFS acquisition......................    $  105,583      $   64,792        $       --
Net withdrawals in excess of deposits ....................       (47,551)        (15,748)          (21,895)
Interest credited.........................................        13,712          16,647            13,406
                                                              ----------      ----------        ----------
  Net increase (decrease) in deposits.....................    $   71,744      $   65,691        $   (8,489)
                                                              ==========      ==========        ==========

         In the unlikely event of a liquidation of the Registrant, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the stockholders of the Registrant. The majority of the Registrant's depositors are residents of Iowa, Nebraska and South Dakota.

         Borrowings. Savings deposits are the primary source of funds of the Registrant's lending and investment activities and for its general business purposes. The Registrant, if the need arises, may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Registrant's stock in the FHLB and a portion of the Registrant's first mortgage loans and investment securities. At June 30, 1999, the Registrant had $138.6 million of advances outstanding from the FHLB.

         The FHLB functions as a central reserve bank providing credit for the Registrant and other member savings associations and financial institutions. As a member, the Registrant is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the FHLB's assessment of the institution's creditworthiness.

         The following table sets forth certain information regarding borrowings by the Registrant at the end of and during the periods indicated.

                                                                                At June 30,
                                                                   ---------------------------------------
                                                                    1999           1998              1997
                                                                    ----           ----              ----
Weighted average rate paid
  on FHLB advances..........................................       5.74%           5.94%             6.01%
Rate paid on ESOP borrowing.................................       7.00%             N/A               N/A

                                                             During the Year Ended June 30,
                                                      ------------------------------------------
                                                       1999              1998             1997
                                                                (Dollars in Thousands)
Maximum amount of FHLB advances outstanding at
 any month ...................................        $143,600         $113,400         $100,000

Approximate average FHLB advances outstanding          118,900           91,863           82,200

Approximate weighted average rate paid on
 FHLB advances ...............................            5.90%            6.04%            6.02%

Approximate average ESOP borrowing outstanding        $    401              N/A         $      9

Average rate paid on ESOP borrowing ..........            7.00%             N/A             9.03%


Competition

         The Registrant encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has come historically from commercial banks, brokerage houses, other savings associations and credit unions in its market area, and the Registrant expects continued strong competition from such financial institutions in the foreseeable future. The Registrant's market area includes branches of several commercial banks that are substantially larger than the Registrant in terms of state-wide deposits. The Registrant competes for savings by offering depositors a high level of personal service and expertise together with a wide range of financial services.

         The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies and other savings associations. This competition for loans has increased substantially in recent years as a result of the large number of institutions choosing to compete in the Registrant's market area.

         The Registrant competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers and builders. Factors that affect competition include general and local economic conditions, current interest rate levels and volatility of the mortgage markets. Management's strategy has been to offer several new product offerings in certificate and retirement accounts to help retain current deposits and reduce shrinkage. Recent product offerings have been made available in transaction accounts to increase customer base and to position the Registrant as a family financial center.

Regulation

         As a federally chartered SAIF-insured savings association, the Bank is subject to examination, supervision and extensive regulation by the OTS and the FDIC. The Bank is a member of and owns stock in the FHLB of Des Moines, which is one of the twelve regional banks in the Federal Home Loan Bank System. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Bank also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The OTS examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that they may find in the Bank's operations. The FDIC also examines the Bank in its role as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents. Any change in such regulation, whether by the FDIC, OTS, or Congress, could have a material adverse impact on the Company and the Bank and their operations.

         The description of statutory provisions and regulations applicable to savings associations set forth herein does not purport to be a complete description of such statutes and regulations and their effect on the Bank.

Federal Regulation of Savings Institutions

         Business Activities. The activities of savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act"). The federal banking statutes, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and Federal Deposit Insurance Corporation Improvement Act ("FDICIA") (1) restrict the solicitation of brokered deposits by savings institutions that are troubled or not well-capitalized, (2) prohibit the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (3) restrict the aggregate amount of loans secured by non-residential real estate property to 400% of capital, (4) permit savings and loan holding companies to acquire up to 5% of the voting shares of non-subsidiary savings institutions or savings and loan holding companies without prior approval, and (5) permit bank holding companies to acquire healthy savings institutions.

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank's unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Bank's maximum loans to one borrower limit was $7.6 million at June 30, 1999. As of June 30, 1999, the Bank was in compliance with its loans-to-one-borrower limitations.

         Qualified Thrift Lender Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly average basis in 9 out of every 12 months. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of June 30, 1999, the Bank maintained 89.0% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution, such as the Bank, that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters; provided that the institution would not be undercapitalized, as that term is defined in the OTS Prompt Corrective Action regulations, following the capital distribution. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully-phased in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. As of June 30, 1999, the Bank was a "well-capitalized" institution.

         Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a quarterly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus borrowings payable in one year or less. The Bank's average liquidity ratio for the quarter ended June 30, 1999 was 31.0%, which exceeded the then applicable requirements.

         Community Reinvestment Act and Fair Lending Laws. Savings associations share a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received a satisfactory CRA rating under the current CRA regulations in its most recent federal examination by the OTS.

         Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA").
Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

         The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations generally require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans, that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain approval procedures to be followed. At June 30, 1999, the Bank was in compliance with the regulations.

         Enforcement.  Under  the  FDI  Act,  the OTS  has  primary  enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

         Standards for Safety and Soundness. The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement the safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

         Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3.0% leverage ratio (or core capital ratio) and an 8.0% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain mortgage servicing rights ("MSRs"). Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill) plus a specified amount of MSRs. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank, and unrealized gains (losses) on certain available for sale securities.

         The risk-based capital standard for savings institutions requires the maintenance of Tier 2 (core) and total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. The components of Tier 1 (core) capital are equivalent to those discussed earlier under the 3.0%
leverage ratio standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         OTS regulatory capital rules also incorporate an interest rate risk component. Savings associations with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates, divided by the estimated economic value of the association's assets. In calculating its total capital under the risk-based rule, a savings association whose measured interest rate risk exposure exceeds 2%, must deduct an interest rate component equal to one-half of the excess change. The OTS has deferred, for the present time, the date on which the interest rate component is to be deducted from total capital. The rule also provides that the Director of the OTS may waive or defer an institution's interest rate risk component on a case-by-case basis.

         At June 30, 1999, the Bank exceeded each of the three OTS capital requirements on a fully phased-in basis. Set forth below is a summary of the Bank's compliance with the OTS capital standards as of June 30, 1999.

                                                                                    At June 30, 1999
                                                                                -------------------------
                                                                                               Percent of
                                                                                  Amount       Assets (1)
                                                                                  ------       ----------
                                                                                  (Dollars in Thousands)
   Tangible capital:
      Capital level..........................................................   $  42,859          6.52%
      Requirement............................................................       9,866          1.50%
                                                                                ---------      --------
      Excess.................................................................      32,993          5.02%
      To be well capitalized under prompt
        corrective action provisions ........................................         N/A           N/A
   Core capital:
      Capital level..........................................................      42,859          6.52%
      Requirement ...........................................................      19,732          3.00%
                                                                                ---------      --------
      Excess.................................................................      23,127          3.52%
      To be well capitalized under prompt
        corrective action provisions ........................................      32,887          5.00%
   Fully phased-in risk-based capital:
      Capital level..........................................................      45,986         13.20%
      Requirement ...........................................................      27,871          8.00%
                                                                                ---------      --------
      Excess.................................................................      18,115          5.20%
      To be well capitalized under prompt
        corrective action provisions ........................................      34,839         10.00%

(1)  Tangible  and  core  capital  levels  are  calculated  on  the  basis  of a
     percentage  of  total  adjusted  assets;   risk-based  capital  levels  are
     calculated on the basis of a percentage of risk-weighted assets.


Prompt Corrective Regulatory Action

         Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has the total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration  plan  must be  filed  with  the OTS  within  45 days of the date an institution  receives  notice  that  it  is  "undercapitalized,"  "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

         The FDIC has adopted a risk-based deposit insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

Federal Home Loan Bank System

         The Bank, as a federal association, is required to be a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of June 30, 1999, the Bank was in compliance with this requirement. The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 1999, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

Holding Company Regulation

         General. The Company is a non-diversified savings and loan holding company within the meaning of the HOLA, as amended. As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company.

         As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. Upon any nonsupervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation. The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

         The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non- subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

         Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally-insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove of the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

Federal Securities Law

         Shares of the Company's  common stock are registered with the SEC under
Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is also subject to the proxy rules, tender offer rules, insider trading restrictions, annual and periodic reporting, and other requirements of the Exchange Act.

                           FEDERAL AND STATE TAXATION

         Federal Taxation. For federal income tax purposes, the Registrant and its subsidiaries file a consolidated federal income tax return on a fiscal year basis using the accrual method of accounting.

         As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations will be able to convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. Any post-1987 reserves will be subject to recapture, regardless of whether or not a particular thrift intends to convert its charter, be acquired, or diversify its activities. The recapture tax on post-1987 reserves is assessed in equal installments over the six year period beginning in 1996. However, if a thrift meets a minimum level of mortgage lending test (i.e., if the thrift's level of mortgage lending activity (re-financings and home equity loans do not count) is equal to or exceeds its average mortgage lending activity for the six years preceding 1996, adjusted for inflation), then the thrift may suspend its tax bad debt recapture for the 1996 and 1997 tax years. At June 30, 1999, the Bank had a balance of approximately $1.1 million of bad debt reserves in retained income that would be recaptured under this legislation.

         Deferred income taxes arise from the recognition of certain items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements.

         The Registrant accounts for deferred income taxes by the liability method, applying the enacted statutory rates in effect at the balance sheet date to differences between the book cost and the tax cost of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in the tax laws.

         The Registrant is subject to the corporate alternative minimum tax which is imposed to the extent it exceeds the Registrant's regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base will be a number of preference items, including the following: (i) 100% of the excess of a thrift institution's bad debt deduction over the amount that would have been allowable on the basis of actual experience; (ii) interest on certain tax-exempt bonds issued after August 7, 1986; and (iii) an "adjusted current earnings" computation which is similar to a tax earnings and profits computation. In addition, for purposes of the new alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

         The Registrant has not been audited by the Internal Revenue Service for the past eight years. For additional information regarding taxation, see Note 9 of Notes to Consolidated Financial Statements.

         Iowa Taxation. The Bank currently files an Iowa franchise tax return. The Company and its other subsidiaries file Iowa corporation tax returns on a fiscal-year basis. The state of Iowa imposes a tax on the Iowa franchise taxable income of savings institutions at the rate of 5%. Iowa franchise taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable, and no deduction is allowed for state franchise taxes. The state corporation income tax ranges from 6% to 12% depending upon Iowa corporation taxable income. Interest from federal securities is not taxable for purposes of the Iowa corporation income tax.


ITEM 2            PROPERTIES
------            ----------

         The Company conducts its business through its main office located in Sioux City, Iowa, and 19 branch offices located in the market area. The following table sets forth certain information concerning the main office and each branch office of the Registrant at June 30, 1999. The aggregate net book value of the Registrant's premises and equipment was $15.4 million at June 30, 1999.

                                                          Owned         Lease
                                   Year                    or        Expiration
                            Opened or Acquired           Leased         Date
                            ------------------           ------         ----

329 Pierce Street                  1988                   Owned          --
Sioux City, Iowa 51102

924 Pierce Street                  1991                   Owned          --
Sioux City, Iowa 51101

2727 Hamilton Blvd.                1981                   Owned          --
Sioux City, Iowa 51104

2 Bow Drive                        1978                   Owned          --
Cherokee, Iowa 51012

301 Plymouth St., N.W.             1990                   Owned          --
Le Mars, Iowa 51031

3839 Indian Hills Dr.              1978                   Owned          --
Sioux City, Iowa 51104

921 Iowa Avenue                    1972                   Owned          --
Onawa, Iowa 51040

1201 2nd Avenue                    1976                   Owned          --
Box 277
Sheldon, Iowa 51201

4211 Morningside Avenue            1965                   Owned          --
Sioux City, Iowa 51106

104 1st Street, S.E.               1974                   Owned          --
Orange City, Iowa 51041

4701 Singing Hills Blvd.
Sioux City, Iowa 51106             1995                   Owned          --

2738 Cornhusker Drive
South Sioux City, Nebraska 68776   1998                   Owned          --


                              CENTRAL IOWA DIVISION

1025 Main Street                   1998                   Owned           --
Grinnell, Iowa 50112

123 W. 2nd Street, North           1999                   Owned           --
Newton, Iowa 50208

1907 1st Avenue E.                 1999                   Owned           --
Newton, Iowa 50208

15 E. Howard Street                1999                   Owned           --
Colfax, Iowa 50054

108 E. Washington                  1999                   Owned           --
Monroe, Iowa 50170

100 State Street                   1999                   Owned           --
Baxter, Iowa 50028

101 W. Jefferson                   1999                  Leased       07/01/2000
Prairie City, Iowa 50228

West Des Moines Branch             1999                   Owned           --
3900 Westown Parkway
West Des Moines, Iowa 50266


         The Registrant's accounting and record keeping activities are maintained on an in-house data processing system. The Registrant owns data processing equipment it uses for its internal processing needs. The net book value of such data processing equipment and related software at June 30, 1999, was $1.1 million.

ITEM 3            LEGAL PROCEEDINGS
------            -----------------

         There are various claims and lawsuits in which the Registrant is periodically involved incident to the Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------

         No matters were submitted during the fourth quarter of fiscal 1999 to a vote of security holders.


                                     PART II

ITEM 5            MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
------            ------------------------------------------------------------
                  MATTERS

         The back inside cover page of the 1999 Annual Report to Stockholders is herein incorporated by reference.

ITEM 6            SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
------            ----------------------------------------------

         Pages 1 through 3 of the 1999 Annual Report to Stockholders are herein incorporated by reference.

ITEM 7            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------            -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS
                  ---------------------

         Pages 4 through 16 of the 1999 Annual Report to Stockholders are herein incorporated by reference.

ITEM 8            FINANCIAL STATEMENTS

         Pages 17 through 48 of the 1999 Annual Report to Stockholders are herein incorporated by reference.

ITEM 9            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------            -----------------------------------------------------------
                  AND FINANCIAL DISCLOSURE
                  ------------------------

         There were no changes in or disagreements with accountants in the Registrant's accounting and financial disclosure during fiscal 1999.

                                    PART III

ITEM 10           DIRECTORS AND OFFICERS OF THE REGISTRANT
-------           ----------------------------------------

         Information concerning Directors of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 20, 1999.

ITEM 11           EXECUTIVE COMPENSATION
-------           ----------------------

         Information concerning executive compensation is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 20, 1999.

ITEM 12           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------           --------------------------------------------------------------

         Information   concerning  security  ownership  of  certain  owners  and
management is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 20, 1999.

ITEM 13           CERTAIN TRANSACTIONS
-------           --------------------

         Information concerning relationships and transactions is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 20, 1999.


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
--------          ---------------------------------------------------
                  ON FORM 8-K
                  -----------

         (a)(1)   Financial Statements
                  --------------------

         The following information appearing in the Registrant's Annual Report to Stockholders for the year ended June 30, 1999, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

Annual Report Section                                  Pages in Annual Report
---------------------                                  ----------------------

Selected Financial Data                                          1-3

Management's Discussion and Analysis                            4-16
  of Financial Condition and Results
  of Operations

Report of Independent Auditors                                   17

Consolidated Balance Sheets                                      18

Consolidated Statements of Operations                            19

Consolidated Statements of Stockholders' Equity                  20
   and Comprehensive Income

Consolidated Statements of Cash Flows                           21-22

Notes to Consolidated Financial                                 23-48
  Statements


         With the exception of the aforementioned information, the Registrant's Annual Report to Stockholders for the year ended June 30, 1999 is not deemed filed as part of this Annual Report on Form 10-K.

         (a)(2)   Financial Statement Schedules
                  -----------------------------

         All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

         (a)(3)   Exhibits

                                                                 Sequential Page
                                                               Reference to Prior              Number Where
                                                                Filing or Exhibit            Attached Exhibits
Regulation S-K                                                   Number Attached          Are Located in
 This
Exhibit Number                      Document                          Hereto                 Form 10-K Report
--------------                      --------                          ------                 ----------------

         3                  Articles of Incorporation                                         Not Applicable

         3                           Bylaws                                                   Not Applicable

         4                  Instruments defining the                                          Not Applicable
                           rights of security holders,
                              including debentures

         9                   Voting trust agreement                   None                    Not Applicable

        10                     Material contracts                     None                    Not Applicable

        11                  Statement re: computation                  Not                    Not Applicable
                              of per share earnings                 Required

        12                  Statement re: computation                  Not                    Not Applicable
                                    of ratios                       Required

        13                      Annual Report to                       13                       Exhibit 13
                                Security Holders

        16                    Letter re: change in
                                   certifying                                                 Not Applicable
                                   accountants                        None

        18                    Letter re: change in
                              accounting principles                   None                    Not Applicable

        19                     Previously unfiled
                                    documents                         None                    Not Applicable

        22                 Subsidiaries of Registrant                  22                       Exhibit 22

        23                 Published report regarding                 None                    Not Applicable
                          matters submitted to vote of
                                security holders

        24                   Consent of Experts and                    Not                    Not Applicable
                                     Counsel                        Required

        25                      Power of Attorney                      Not                    Not Applicable
                                                                    Required

        28                     Additional Exhibits                    None                    Not Applicable




         29                  Information from reports                  None                    Not Applicable
                               furnished to state
                              insurance regulatory
                                   authorities

         (b)      Reports on Form 8-K:


         On April 29, 1999, the Registrant filed a current report on Form 8-K to announce the consummation of its merger with Mid-Iowa Financial Corp. and conversion of the former mutual holding company of the Bank, First Federal Bankshares, M.H.C., to a capital stock corporation. This filing was subsequently amended on June 28, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FIRST FEDERAL BANKSHARES, INC.


Date:    September 27, 1999          By:      /s/Barry E. Backhaus
                                              --------------------
                                              Barry E. Backhaus, President and
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  /s/Barry E. Backhaus                     By: /s/Katherine A. Bousquet
     --------------------                         ------------------------
     Barry E. Backhaus                            Katherine A. Bousquet
     Chairman of the Board and Director           Chief Financial Officer
     President and Chief Executive Officer    Date:  September 27, 1999
Date:  September 27, 1999



By:  /s/Dr. Nancy A. Boysen                   By: /s/Gary L. Evans
     ----------------------                       ----------------
     Dr. Nancy A. Boysen, Director                Gary L. Evans, Director
Date:  September 27, 1999                     Date:  September 27, 1999



By:  /s/Harland D. Johnson                    By: /s/Paul W. Olson
     ---------------------                        ----------------
     Harland D. Johnson, Director                 Paul W. Olson, Director
Date:  September 27, 1999                     Date:  September 27, 1999



By:  /s/Allen J. Johnson                      By: /s/David Van Engelenhoven
     -------------------                          -------------------------
     Allen J. Johnson                             David Van Engelenhoven
Date:  September 27, 1999                     Date:  September 27, 1999

By: /s/Dennis B. Swanstrom                    By: /s/ David S. Clay
    ----------------------                        -----------------
     Dennis B. Swanstrom                          David S. Clay
Date:  September 27, 1999                     Date: September 27, 1999



By: /s/Jon G. Cleghorn                        By: /s/ Steven L. Opsal
    ------------------                            -------------------
     Jon G. Cleghorn                              Steven L. Opsal
Date:  September 27, 1999                     Date: September 27, 1999