Form 10-Q
period 1999-09-30
FIRST FEDERAL BANKSHARES INC
filed 1999-11-15
CIK 1075348

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------

                                    FORM 10-Q

[Mark One]
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at November 8, 1999
            -----                               -------------------------------
  (Common Stock, $.01 par value)                     4,826,144

                         FIRST FEDERAL BANKSHARES, INC.

                                      INDEX



Part I.  Financial Information

   Item I.  Financial Statements of First Federal
            Bankshares, Inc. and Subsidiaries

            Consolidated Condensed Balance Sheets
            at September 30, 1999 and June 30, 1999
            Consolidated Condensed Statements of Operations for the three month periods ended
            September 30, 1999 and 1998

            Consolidated Statements of Comprehensive
            Income for the three month periods ended
            September 30, 1999 and 1998

            Consolidated Statements of Cash Flows for the three month periods ended
            September 30, 1999 and 1998

            Notes to Consolidated Financial Statements

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations

Part II. Other Information

PART I.  FINANCIAL  INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST FEDERAL BANKSHARES, INC and SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       September 30,        June 30,
                                                           1999                1999
                                                      -------------      -------------
Assets                                                 (Unaudited)
Cash and interest bearing deposits ..............     $  15,877,960      $  15,067,956
Securities available for sale ...................       120,537,326        122,047,213
   (amortized cost $125,403,864 and $125,558,397)

Securities held to maturity .....................        31,379,425         32,006,095
   (fair value of $30,934,509 and $31,756,870)
Loans receivable, net ...........................       462,997,161        457,058,054
Real estate owned and in judgement, net .........           408,220             32,350
Real estate held for development ................           836,966            599,311
Office property and equipment, net ..............        15,649,310         15,411,818
Federal Home Loan Bank stock, at cost ...........         8,094,300          8,094,300
Accrued interest receivable .....................         4,408,656          4,602,258
Deferred tax asset ..............................         1,642,000          1,197,000
Excess of cost over fair value of assets acquired        20,735,458         20,946,396
Other assets ....................................         5,532,605          3,608,987
                                                      -------------      -------------
Total assets ....................................     $ 688,099,387      $ 680,671,738
                                                      =============      =============

Liabilities
Deposits ........................................     $ 469,355,649      $ 464,169,478
Advances from Federal Home Loan Bank ............       141,544,236        138,617,385
Advance payments by borrowers for
    taxes and insurance .........................         1,665,036          2,557,118
Accrued taxes on income .........................           458,563            419,106
Accrued interest payable ........................         4,600,939          4,172,328
Accrued expenses and other liabilities ..........         2,116,763          2,463,316
                                                      -------------      -------------
Total liabilities ...............................       619,741,186        612,398,731
                                                      -------------      -------------

Stockholders' equity
Common stock, $.01 par value ....................            48,248             48,178
Additional paid-in capital ......................        35,978,991         35,957,560
Common stock purchased by ESOP ..................        (1,769,183)        (1,813,758)
Retained earnings, substantially restricted .....        37,119,106         36,283,211
Accumulated other comprehensive income ..........        (3,018,961)        (2,202,184)
                                                      -------------      -------------
Total stockholders' equity ......................        68,358,201         68,273,007
                                                      -------------      -------------
Total liabilities and stockholders' equity ......     $ 688,099,387      $ 680,671,738
                                                      =============      =============

See notes to consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONSOLIDATED  CONDENSED  STATEMENTS  OF  OPERATIONS

                                                                    For the three months
                                                                     ended September 30,
                                                                      1999         1998
                                                                   ----------    ----------
                                                                          (Unaudited)
Interest income:
     Loans receivable                                              $8,853,615    $8,079,259
     Mortgage-backed securities                                       637,800       613,640
     Investment securities                                          2,008,707     1,322,356
                                                                   ----------    ----------
     Other interest-earning assets                                     40,447        40,957
          Total interest income                                    11,540,569    10,056,212
                                                                   ----------    ----------

Interest expense:
     Deposits                                                       4,945,158     4,574,293
     Borrowings                                                     2,077,674     1,708,410
                                                                   ----------    ----------
          Total interest expense                                    7,022,832     6,282,703
     Net interest income                                            4,517,737     3,773,509
     Provision for loan losses                                        105,000        75,000
                                                                   ----------    ----------
     Net interest income after provision                            4,412,737     3,698,509
                                                                   ----------    ----------

Noninterest income:
     Service charges and other fees                                   693,693       448,747
     Gain on sale of loans held for sale                               85,464        87,408
     Gain on sale of real estate owned and held for investment        173,186             -
     Real estate-related activities                                   428,740       180,820
     Other income, net                                                363,247       184,682
                                                                   ----------    ----------
          Total noninterest income                                  1,744,330       901,657
                                                                   ----------    ----------

Noninterest expense:
     Compensation and employee benefits                             2,181,554     1,920,509
     Adjusted compensation - stock appreciation rights                      -      (468,436)
     Office property and equipment                                    584,215       447,122
     Deposit insurance premiums                                        70,892        60,697
     Data processing expense                                          115,972        96,000
     Advertising                                                      118,487       118,579
     Amortization of intangibles                                      248,636        85,989
     Other general and administrative                                 899,190       701,780
                                                                   ----------    ----------
          Total noninterest expense                                 4,218,946     2,962,240
                                                                   ----------    ----------
     Earnings before taxes on income                                1,938,121     1,637,926
     Taxes on income                                                  740,000       619,924
                                                                   ----------    ----------
     Net earnings                                                  $1,198,121    $1,018,002
                                                                   ==========    ==========

Per share data: (1)
     Basic earnings per share                                           $0.25         $0.22
                                                                   ==========    ==========
     Diluted earnings per share                                         $0.25         $0.21
                                                                   ==========    ==========
     Dividends declared per share                                      $0.075        $0.070
                                                                   ==========    ==========


    (1) Adjusted for April 1999 second step offering and exchange.





                 See notes to consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC.  and SUBSIDIARIES
Consolidated  Statements  of  Comprehensive Income

                                                                        Three months ended
                                                                            September 30,
                                                                    ----------------------------
                                                                       1999              1998
                                                                    -----------      -----------
                                                                             (Unaudited)
Net earnings ..................................................     $ 1,198,121      $ 1,018,002
Other comprehensive income:
    Unrealized (losses) gains on securities available for sale:
        Unrealized holding (losses) gains arising
              during the period, net of tax ...................        (816,777)         492,198
                                                                    -----------      -----------
Other comprehensive income, net of tax ........................        (816,777)         492,198
                                                                    -----------      -----------
Comprehensive income ..........................................     $   381,344      $ 1,510,200
                                                                    ===========      ===========



                 See notes to consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three months ended September 30,
                                                                            1999               1998
                                                                        ------------      ------------
                                                                                  (Unaudited)

Cash flows from operating activities:
Net earnings ......................................................     $  1,198,121      $  1,018,002
Adjustments to reconcile net earnings to net cash
     provided by operating activities:

   Loans originated for sale to investors .........................       (6,635,103)       (7,432,410)
   Proceeds from sale of loans originated for sale ................        7,407,277         8,012,032
   Provision for losses on loans and other assets .................          105,000            75,000
   Depreciation and amortization ..................................          552,833           302,257
   Provision for deferred taxes ...................................           42,000           190,194
   Net gain on sale of loans ......................................          (85,464)          (87,408)
   Net gain on sales of real estate owned and held for development          (173,186)             --
   Net loan fees deferred .........................................           33,862            89,456
   Amortization of premiums and discounts on loans,
     mortgage-backed securities, and investment securities ........          198,495           (33,367)
   Decrease (increase) in accrued interest receivable .............          193,602          (301,982)
   (Increase) decrease in other assets ............................       (1,979,070)          458,352
   Increase in accrued interest payable ...........................          428,611           792,114
   Decrease in accrued expenses and other liabilities .............         (346,553)         (439,307)
                                                                        ------------      ------------
   Increase in taxes payable ......................................           39,457           205,315
Net cash provided by operating activities .........................          979,882         2,848,248
                                                                        ------------      ------------
Cash flows from investing activities:
   Purchase of securities held to maturity ........................         (519,205)       (5,983,751)
   Proceeds from maturities of securities held to maturity ........        1,140,961         5,199,611
   Purchase of securities available for sale ......................       (2,000,000)      (32,461,356)
   Purchase of Federal Home Loan Bank Stock .......................             --            (599,000)
   Proceeds from maturities of securities available for sale ......        2,230,391        11,372,940
   Loans purchased ................................................       (1,570,000)       (1,518,000)
   Increase in loans receivable ...................................       (7,091,040)       (2,051,618)
   Proceeds from sale of real estate owned and held for development        1,541,255              --
   Net expenditures on real estate owned and held for development .         (258,520)             --
   Proceeds from sale of office property and equipment ............           49,005              --
   Purchase of office property and equipment ......................         (572,474)         (440,602)
                                                                        ------------      ------------
Net cash used in investing activities .............................       (7,049,627)      (26,481,776)
                                                                        ------------      ------------

Cash flows from financing activities:
   Increase in deposits ...........................................        5,186,171           251,909
   Proceeds from advances from FHLB ...............................       10,000,000        24,000,000
   Repayment of advances from FHLB ................................       (7,073,615)       (7,015,815)
   Issuance of common stock .......................................           21,501            29,341
   Cash dividends paid ............................................         (362,226)         (158,161)
                                                                        ------------      ------------
   Net decrease in advances from borrowers for taxes and insurance          (892,082)         (779,353)
                                                                        ------------      ------------
Net cash provided by financing activities .........................        6,879,749        16,327,921
Net increase (decrease) in cash and cash equivalents ..............          810,004        (7,305,607)
                                                                        ------------      ------------
Cash and cash equivalents at beginning of period ..................       15,067,956        17,225,007
Cash and cash equivalents at end of period ........................     $ 15,877,960      $  9,919,400
                                                                        ============      ============

                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES

1. BASIS OF PRESENTATION
   ---------------------

The consolidated condensed balance sheet information for June 30, 1999 was derived from the Company's audited Consolidated Balance Sheets for the fiscal year ended June 30, 1999. The consolidated condensed financial statements at and for the three months ended September 30, 1999 and 1998 are unaudited. The financial statements at and for the three months ended September 30, 1998 are those of First Federal Savings Bank of Siouxland (the "Bank" or "First Federal") rather than those of First Federal Bankshares, Inc. (the "Registrant" or the "Company"). The Registrant was formed as a holding company to own all of the capital stock of the Bank following its "second-step" offering in April 1999, in which each share of the Bank's common stock was exchanged for 1.64696 shares of Company common stock.

In the opinion of management of the Company these financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

A summary of significant accounting policies followed by the Company is set forth in Note 1 of the Company's 1999 Annual Report to Stockholders and is incorporated herein by reference.

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the Company's future activities and operating results include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, U.S. monetary and fiscal policies, demand for products and services, deposit flows, competition and accounting policies, principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

2. REORGANIZATION, CONVERSION AND ACQUISITION
   ------------------------------------------

Prior to April 13, 1999, the Bank was owned approximately 53.49% by First Federal Bankshares, M.H.C. (the "Mutual Holding Company") and 46.51% by public shareholders. On April 13, 1999, pursuant to a plan of conversion and reorganization, and after a series of transactions: (1) the Company was formed to own all of the capital stock of the Bank, (2) the Company sold the ownership interest in the Bank previously held by the Mutual Holding Company to the public in a subscription offering (the Offering), (3) previous public shareholders of the Bank had their shares exchanged (the Exchange) into common shares of the Company (exchange ratio of 1.64696 to 1) and (4) the Mutual Holding Company ceased to exist. As a result of the reorganization, the consolidated financial statements for prior periods have been restated to reflect the changes in the par value of common stock from $1.00 to $.01 per share and in the number of authorized shares of common stock from 20,000,000 to 12,000,000.

The primary purpose of the Offering was to fund the acquisition of Mid-Iowa Financial Corp. (Mid-Iowa) and its wholly-owned subsidiary, Mid-Iowa Savings Bank, FSB. The shareholders of Mid-Iowa received $28.3 million cash for all outstanding shares on April 13, 1999, the effective date. The acquisition was accounted for as a purchase; accordingly, Mid-Iowa's results of operations are included in the financial statements from the acquisition date forward. The excess of purchase price over the fair value of the net identifiable assets of $12.6 million was recorded as goodwill and is being amortized on a straight-line basis over 25 years.

3. EARNINGS PER SHARE
   ------------------

The following information was used in the computation of net earnings per common share on both a basic and diluted basis for the periods presented. Prior period information was restated for the Offering and Exchange.

                                                         Three months ended
                                                            September 30,
                                                       1999              1998
                                                   ----------         ----------
Basic earnings per share:
   Net earnings ..........................         $1,198,121         $1,018,002
   Weighted average shares
         outstanding .....................          4,821,309          4,681,237
   Basic earnings per share ..............         $      .25         $      .22
                                                   ==========         ==========

Diluted earnings per share:
   Net earnings ..........................         $1,198,121         $1,018,002
   Weighted average shares
     outstanding .........................          4,821,309          4,681,237
   Incremental option shares
     using treasury stock method .........             18,877             51,456
                                                   ----------         ----------
   Diluted shares outstanding ............          4,840,186          4,732,693
   Diluted earnings per share ............         $      .25         $      .21
                                                   ==========         ==========

4. DIVIDENDS
   ---------

On July 22, 1999 the Company declared a cash dividend on its common stock, payable on August 31, 1999 to stockholders of record as of August 16, 1999, equal to $.075 per share. Dividends totaling $361,862 were paid to stockholders.

On October 21, 1999 the Company declared a cash dividend on its common stock, payable on November 30, 1999 to stockholders of record as of November 15, 1999 equal to $.075 per share. Approximately $361,961 will be paid to stockholders on November 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets increased by $7.4 million, or 1.1%, to $688.1 million at September 30, 1999 from $680.7 million at June 30, 1999. The increase in total assets was largely due to an increase in loans receivable. Loans receivable increased by $5.9 million, or 1.3%, to $463.0 million at September 30, 1999 from $457.1 million at June 30, 1999. In addition, cash and interest-bearing deposits increased by $810,000, or 5.4%, to $15.9 million at September 30, 1999 from $15.1 million at June 30, 1999. Partially offsetting the increase in loans were decreases in investment securities. Securities available for sale decreased by $1.5 million, or 1.2%, to $120.5 million at September 30, 1999 from $122.0 million at June 30, 1999. Securities held to maturity decreased by $627,000, or 2.0%, to $31.4 million at September 30, 1999 from $32.0 million at June 30, 1999. The balance of real estate owned increased by $376,000 to $408,000 at September 30, 1999 from $32,000 at June 30, 1999. During the quarter ended September 30, 1999 the Company took possession of one 12-unit apartment building and four 4-unit condominium properties in Madison, Wisconsin by voluntary deed in lieu of foreclosure. The related loan balances of the two separate borrowing entities involved was approximately $1.6 million. The sale of the 12-unit apartment and four of the condominium units generated proceeds totaling approximately $1.3 million that reduced the balance in real estate owned. In addition, the Company foreclosed on a non-residential property with a loan balance totaling $111,000. Real estate held for development increased by $238,000, or 39.7%, to $837,000 at September 30, 1999, from $599,000 at June 30,
1999 due to investment in a new 50-lot residential development in northwest Iowa. The developed lots are expected to be ready for sale in the quarter ending December 31, 1999.

Deposits increased by $5.2 million, or 1.1%, to $469.4 million at September 30, 1999 from $464.2 million at June 30, 1999. Advances from the Federal Home Loan Bank increased by $2.9 million, or 2.1%, to $141.5 million at September 30, 1999 from $138.6 million at June 30, 1999. Advance payments by borrowers for taxes and insurance decreased by $892,000, or 34.9%, due to payment in September 1999 of the first half of real estate taxes escrowed.

Total stockholders' equity increased by $85,000 to $68.4 million at September 30, 1999 from $68.3 million at June 30, 1999. Earnings totaled $1.2 million for the first quarter of the fiscal year. Largely offsetting the earnings were dividends declared totaling $362,000 and an increase of $817,000 in unrealized losses on available for sale securities due to lower valuations in the generally higher interest rate environment.

LIQUIDITY
---------

OTS regulations require that thrift institutions such as the Bank maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances and specified United States government, state or federal agency obligations) in each calendar quarter of not less than 4% of the average daily balance of its liquidity base (net withdrawable deposits plus short term borrowings) during the preceding quarter. For the quarter ended September 30, 1999 the Company's average liquidity position was $163.3 million, or 33.3% of its liquidity base for the preceding quarter.

CAPITAL
-------

The Company's total equity increased by $85,000 to $68.4 million at September 30, 1999 from $68.3 million at June 30, 1999. The OTS requires that the Company meet minimum tangible, leverage (core) and risk-based capital requirements. As of September 30, 1999 the Company was in compliance with all regulatory capital requirements. The Company's required, actual and excess capital levels as of September 30, 1999 are as follows:

                                                                Excess of
                                                                Actual Over
                       Required  % of       Actual     % of     Regulatory
                       Amount   Assets      Amount    Assets    Requirement
                       ------   ------      ------    ------    -----------
                                       (Amounts in thousands)
 Tangible Capital     $ 9,992     1.5%     $43,879     6.59%     $33,887
 Core Capital          19,985     3.0%      43,879     6.59%      23,894
 Risk-based Capital    28,675     8.0%      47,037    13.12%      18,362

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
------------------------------------------------------------------
September 30, 1999 and 1998
---------------------------

General. Net earnings increased by $180,000, or 17.7%, to $1.2 million for the three months ended September 30, 1999 from $1.0 million for the three months ended September 30, 1998. Diluted earnings per share totaled $.25 and $.21, respectively, for the three months ended September 30, 1999 and 1998. The acquisition of Mid-Iowa Financial Corp. (Mid-Iowa), effective April 13, 1999, was accounted for using the purchase method of accounting; therefore, the results of operations for the three months ended September 30, 1998 do not include Mid-Iowa results.

Interest Income. Interest income increased by $1.5 million, or 14.8%, to $11.5 million for the three months ended September 30, 1999 from $10.0 million for the three months ended September 30, 1998, largely due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by $104.5 million, or 19.8%, to $631.3 million for the three months ended September 30, 1999 from $526.8 million for the three months ended September 30, 1998. The increase in average balances of interest-earning assets was primarily due to the acquisition of Mid-Iowa. The average yield on interest-earning assets decreased to 7.31% for the three months ended September 30, 1999 from 7.64% for the three months ended September 30, 1998, primarily due to lower yields on loans receivable and mortgage-backed securities and to changes in the mix of interest-earning assets. Investment securities, with generally lower yields than yields on loans receivable, made up 19.8% of interest-earning assets for the three months ended September 30, 1999 as compared to 15.1% of interest-earning assets for the three months ended September 30, 1998. The change in the mix of interest-earning assets was primarily due to the acquisition of Mid-Iowa. Mid-Iowa's investment portfolio totaled $46.1 million, or 29.7%, of Mid-Iowa's interest-earning assets on the effective date of the acquisition.

Interest income on loans for the three months ended September 30, 1999 increased by $774,000, or 9.6%, to $8.9 million for the three months ended September 30, 1999 from $8.1 million for the three months ended September 30, 1998. The increase in interest income on loans was primarily due to an increase of $55.4 million, or 13.6%, in the average balance of loans receivable, to $463.1 million for the three months ended September 30, 1999 from $407.7 million for the three months ended September 30, 1998. The average yield on loans decreased to 7.65% for the three months ended September 30, 1999 from 7.93% for the three months ended September 30, 1998.

Interest income on mortgage-backed securities for the three months ended September 30, 1999 increased by $24,000, or 3.9%, when compared to the three months ended September 30, 1998. The increase was due to an increase of $3.5 million, or 9.6%, in the average balance of mortgage-backed securities to $40.0 million for the three months ended September 30, 1999 from $36.4 million for the three months ended September 30, 1998. The average yield on mortgage-backed securities decreased to 6.39% for the three months ended September 30, 1999 from 6.74% for the three months ended September 30, 1998.

Interest income on investment securities increased by $686,000, or 51.9%, as the average balance of investment securities increased by $45.4 million, or 57.0%, to $125.1 million at September 30, 1999 from $79.7 million at September 30, 1998. The increase in the average balance of investment securities was primarily due to the acquisition of Mid-Iowa. The average balance of investment securities acquired from Mid-Iowa totaled approximately $40.2 million during the three months ended September 30, 1999. The average yield on investment securities decreased by 21 basis points to 6.43% for the three months ended September 30, 1999 from 6.64% for the three months ended September 30, 1998. Interest income on other interest-earning assets declined by only $1,000 to $40,000 at September 30, 1999 from $41,000 at September 30, 1998.

Interest Expense. Interest expense increased by $740,000, or 11.8%, to $7.0 million for the three months ended September 30, 1999 from $6.3 million for the three months ended September 30, 1998. Interest on deposits increased by $371,000, or 8.1%, to $4.9 million for the three months ended September 30, 1999 from $4.6 million for the three months ended September 30, 1998. The increase in interest on deposits was primarily due to an increase in the average balance of deposits as a result of the Mid-Iowa acquisition. The average balance of deposits increased by $65.1 million, or 17.0%, to $448.7 million at September 30, 1999 from $383.6 million at September 30, 1998. The increase in interest paid on deposits due to increased average balances was partly offset by a 36 basis point decrease in the average cost of deposits to 4.41% for the three months ended September 30, 1999 from 4.77% for the three months ended September 30, 1998. The decrease in the average cost of deposits was primarily due to a generally higher concentration of transaction accounts for the three months ended September 30, 1999. Transaction accounts made up 38.2% of total deposits during the quarter ended September 30, 1999 as compared to 35.2% of total deposits during the quarter ended September 30, 1998.

Interest on borrowings increased by $369,000, or 21.6%, to $2.1 million for the three months ended September 30, 1999 from $1.7 million for the three months ended September 30, 1998. The increase in interest on borrowings was primarily due to an increase in the average balance of advances. Average advance balances increased by $28.9 million, or 25.6%, to $141.9 million at September 30, 1999 from $113.0 million at September 30, 1998. The increase in interest expense due to increased advance balances was partly offset by a decrease of 18 basis points in the average cost of borrowings to 5.86% for the three months ended September 30, 1999 from 6.04% for the three months ended September 30, 1998.

Net Interest Income. Net interest income increased by $744,000, or 19.7%, to $4.5 million for the three months ended September 30, 1999 from $3.8 million for the three months ended September 30, 1998. The Company's interest rate spread for the three months ended September 30, 1999 decreased slightly to 2.56% from 2.58% for the quarter ended September 30, 1998.

Provision for Loan Loss. Provision for loan loss expense totaled $105,000 and $75,000, respectively, for the three months ended September 30, 1999 and 1998. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses.

Noninterest Income. Noninterest income increased by $843,000, or 93.5%, to $1.7 million for the three months ended September 30, 1999 from $902,000 for the three months ended September 30, 1998. The increase in noninterest income was partially due to an increase of $245,000, or 54.6%, in service charges and other fees for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The increase in service charges and other fees was largely due to growth related to the Mid-Iowa acquisition. Additionally, fee schedule changes, which included several service fee increases, went into effect in June 1999. Gains on the sale of real estate owned and real estate held for development totaled $118,000 and $55,000, respectively, for the three months ended September 30, 1999. No comparable gains on real estate were recorded in the prior year quarter. Income from other real estate-related activities increased by $248,000, or 137.11%, to $429,000 for the three months ended September 30, 1999 from $181,000 for the three months ended September 30, 1998. The increase in real estate-related income was primarily due to earnings from the real estate brokerage company acquired in the merger with Mid-Iowa. Other income increased by $178,000, or 96.7%, to $363,000 for the three months ended September 30, 1999 from $185,000 for the three months ended September 30, 1998 largely due to noninterest income from the Company's subsidiaries that offer escrow services and uninsured investment products to the public.

Noninterest expense. Noninterest expense increased by $1.2 million, or 42.4%, to $4.2 million for the three months ended September 30, 1999 from $3.0 million for the three months ended September 30, 1998. Compensation and benefits expense increased by $261,000, or 13.6%, to $2.2 million for the three months ended September 30, 1999 from $1.9 million for the three months ended September 30, 1998. Staff increased by 21 full-time-equivalent employees, or 10.4%, to 222 at September 30, 1999 from 201 at September 30, 1998. During the three months ended September 30, 1998 the Company recorded a credit to noninterest expense totaling $468,000. The credit related to stock appreciation rights (SAR) which were required to be periodically re-valued due to fluctuations in the Company's common stock price during the period. The Company eliminated the SAR and the potential distortion resulting from stock price changes through cash payouts to SAR holders in December 1998 and January 1999.

Office property and equipment expense increased by $137,000, or 30.7%, over the prior year, partially due to the completion of a new office building in Grinnell, Iowa and to the addition of the seven Mid-Iowa offices. Deposit insurance premium expense and data processing expense increased by $10,000 and $20,000, respectively, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Amortization of intangibles increased by $163,000 to $249,000 for the three months ended September 30, 1999 from $86,000 for the three months ended September 30, 1998 due to amortization of the goodwill related to the Mid-Iowa acquisition that commenced in April 1999. Other general and administrative expenses increased by $197,000, or 28.2%, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This increase was primarily due to noninterest expenses of the Mid-Iowa real estate brokerage firm acquired in April 1999 that partially offset the increase in noninterest income mentioned above.

Net earnings and income tax expense. Net earnings before income taxes totaled $1.9 million for the three months ended September 30, 1999, compared to $1.6 million for the three months ended September 30, 1998. Income tax expense increased by $120,000, or 19.4%, to $740,000 for the three months ended September 30, 1999 from $620,000 for the three months ended September 30, 1998. The Company's effective tax rate increased to 38.2% for the three months ended September 30, 1999 from 37.8% for the three months ended September 30, 1998 partially due to the increase in non-deductible amortization of intangibles in the current fiscal year quarter.

YEAR 2000 (Y2K)

The Company has completed the awareness and inventory phases of Year 2000 in which potential Year 2000 risk areas and systems have been identified. The assessment of the Company's Year 2000 exposures is complete. Programming changes, system upgrades and replacements and other actions necessary to prepare for Year 2000 are complete. Testing and assessing the validity of Year 2000 changes were completed during fiscal 1999 and Year 2000-ready systems have been implemented.

The Company has identified and assessed its computer operating systems and networking software; applications software; data processing hardware platforms such as personal computers and automated teller machines; third party interfaces; and environmental systems, including, but not limited to, climate control systems, sprinklers, elevators and security systems. The Company has identified its mission-critical systems including its "core" data processing system for loans, deposits and the general ledger.

It is the intention of the Company to maintain normal business operations during the Year 2000 transition and beyond. The Company has developed a Year 2000
Business  Continuity  and  Contingency  Plan  as an  addition  to the  Company's
Disaster Recovery Plan. Together, these plans are designed to ensure the continuity of daily operations in the event of a loss of essential resources due to Year 2000 induced failures. These plans describe individual contingency plans concerning specific software and hardware issues, operational plans for continuing operations, and specific policies and procedures that would be put in place upon the occurrence of a power outage, computer interruptions, telecommunications interruptions, natural disaster, etc. Such plans identify participants, processes and equipment that will be necessary to permit the Company to resume and continue operations until the problem is resolved.

In addition to expenses related to its own computer systems, the Company is aware of potential Year 2000 risks to third parties, including vendors, depositors and borrowers and the possible adverse impact on the Company resulting from failures by these parties to adequately address the Year 2000 problem. The Company has contacted all mission-critical vendors and service providers regarding their Year 2000 readiness. The potential risks posed by these entities have been analyzed and periodic updates on the Year 2000 progress of currently non-compliant vendors are being performed. To date, the Company has not been advised by any of these parties that they do not have plans in place to address and correct the issues associated with the Year 2000 problem. However, no assurance can be given as to the adequacy of such plans or to the timeliness of their implementation.

The risk exists that some of the Company's commercial borrowers may not be prepared for Year 2000 and may suffer financial harm as a result. This, in turn, represents risk to the Company regarding the repayment of loans from those commercial customers. The Company has surveyed its commercial customers with aggregate outstanding loan balances of $250,000 or more regarding their Year 2000 preparedness. Based on the results of this survey process the overall level of Year 2000 risk in the Company's commercial loan portfolio is believed to be relatively low. In addition, repayment sources for the majority of loans in the Company's commercial loan portfolio are from multi-family real estate projects that tend to be less computer-dependent than, for example, a manufacturing business. The Company analyzes Year 2000 risk posed by prospective commercial loan customers prior to approving their loan requests. Commercial loan customers are asked to sign an acknowledgement demonstrating their commitment to address Year 2000 problems inherent in their operations and agreeing to provide the Company with specific information regarding their Year 2000 status.

The Company has also analyzed the Year 2000 risk posed by its 20 largest commercial depositors. The Company currently considers its commercial deposit portfolio to contain a relatively low level of Year 2000 risk since the majority of these depositors are small-business customers with limited computer technology dependence in their core business functions. The Company analyzes potential Year 2000 risk of prospective commercial deposit customers prior to accepting their deposits.

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

Legal Proceedings
-----------------

   There are various claims and lawsuits in which the Registrant is periodically involved incidental to the Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Submission of Matters to a Vote of Security Holders
---------------------------------------------------

   No matters were submitted to a vote of security holders during the period covered by this report.

Exhibits and Reports on Form 8-K

(a)      Exhibits

         27 - Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                             FIRST FEDERAL BANKSHARES, INC.

         DATE:  November 12, 1999            BY: /s/Barry E. Backhaus
                                                 --------------------
                                                 Barry E. Backhaus
                                                 President and
                                                 Chief Executive Officer

         DATE:  November 12, 1999            BY: /s/Katherine Bousquet
                                                 ---------------------
                                                 Katherine Bousquet

                                                 Chief Financial Officer