Form 10-Q
period 1999-12-31
FIRST FEDERAL BANKSHARES INC
filed 2000-02-14
CIK 1075348

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------

                                    FORM 10-Q

[Mark One]
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at February 9, 2000
            -----                               -------------------------------

  (Common Stock, $.01 par value)                         4,732,678

                         FIRST FEDERAL BANKSHARES, INC.


                                      INDEX






Part I.  Financial Information

   Item I.  Financial   Statements  of  First  Federal   Bankshares,   Inc.  and
            Subsidiaries

            Consolidated Condensed Balance Sheets at December 31, 1999 and June 30, 1999

            Consolidated Condensed Statements of Operations for the three- and six-month periods ended December 31, 1999 and 1998

            Consolidated Condensed Statements of Changes in Stockholders' Equity for the six-month periods ended December 31, 1999 and 1998

            Consolidated Condensed Statements of Comprehensive Income for the three- and six-month periods ended December 31, 1999 and 1998

            Consolidated Condensed Statements of Cash Flows for the six-month periods ended December 31, 1999 and 1998

            Notes to Consolidated Financial Statements

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

PART I.  FINANCIAL  INFORMATION
  ITEM 1.  FINANCIAL  STATEMENTS

  FIRST  FEDERAL  BANKSHARES, INC  AND  SUBSIDIARIES
  CONSOLIDATED  CONDENSED  BALANCE  SHEETS

                                                       December 31,           June 30,
                                                           1999                 1999
                                                      -------------      -------------
Assets                                                  (Unaudited)
------
Cash and interest bearing deposits                    $  19,304,560      $  15,067,956
Securities available for sale                           118,991,482        122,047,213
   (amortized cost $125,847,438 and $125,558,397)
Securities held to maturity                              30,318,090         32,006,095
   (fair value of $29,648,942 and $31,756,870)
Loans receivable, net                                   475,393,944        457,058,054
Real estate owned and in judgement, net                     302,582             32,350
Real estate held for development                            813,630            599,311
Office property and equipment, net                       15,645,527         15,411,818
Federal Home Loan Bank stock, at cost                     8,453,900          8,094,300
Accrued interest receivable                               4,654,372          4,602,258
Deferred tax asset                                        2,849,000          1,197,000
Excess of cost over fair value of assets acquired        20,359,781         20,946,396
Other assets                                              4,399,946          3,608,987
                                                      -------------      -------------
 Total assets                                         $ 701,486,814      $ 680,671,738
                                                      =============      =============

Liabilities
Deposits                                              $ 457,103,581      $ 464,169,478
Advances from Federal Home Loan Bank                    168,972,544        138,617,385
Advance payments by borrowers for
    taxes and insurance                                   2,336,462          2,557,118
Accrued taxes on income                                     322,264            419,106
Accrued interest payable                                  3,260,455          4,172,328
Accrued expenses and other liabilities                    2,425,115          2,463,316
                                                      -------------      -------------
Total liabilities                                       634,420,421        612,398,731
                                                      -------------      -------------
Stockholders' equity
Common stock, $.01 par value                                 48,277             48,178
Additional paid-in capital                               36,000,819         35,957,560
Treasury stock, at cost  - 44,050 shares                   (397,763)              --
Unearned ESOP shares                                     (1,715,350)        (1,813,758)
Unearned recognition and retention plan                    (621,250)              --
Retained earnings, substantially restricted              38,050,616         36,283,211
Accumulated other comprehensive income                   (4,298,956)        (2,202,184)
                                                      -------------      -------------
Total stockholders' equity                               67,066,393         68,273,007
                                                      -------------      -------------
Total liabilities and stockholders' equity            $ 701,486,814      $ 680,671,738
                                                      =============      =============

See accompanying notes to consolidated condensed financial statements.

FIRST FEDERAL BANKSHARES, INC.  AND SUBSIDIARIES
CONSOLIDATED  CONDENSED  STATEMENTS  OF  OPERATIONS
                                                                         For the three months             For the six months
                                                                           ended December 31,               ended December 31,
                                                                         1999             1998            1999             1998
                                                                    ------------     ------------    ------------     ------------
Interest income:                                                                              (Unaudited)
     Loans receivable                                               $  9,022,732     $  8,146,050    $ 17,876,347     $ 16,225,309
     Mortgage-backed securities                                          579,830          567,756       1,217,630        1,181,396
     Investment securities                                             2,120,430        1,343,987       4,129,137        2,666,343
     Other interest-earning assets                                        41,504           15,791          81,951           56,748
                                                                    ------------     ------------    ------------     ------------
          Total interest income                                       11,764,496       10,073,584      23,305,065       20,129,796
                                                                    ------------     ------------    ------------     ------------
Interest expense:
     Deposits                                                          5,009,054        4,392,219       9,954,212        8,966,512
     Borrowings                                                        2,204,816        1,720,214       4,282,490        3,428,624
                                                                    ------------     ------------    ------------     ------------
          Total interest expense                                       7,213,870        6,112,433      14,236,702       12,395,136
                                                                    ------------     ------------    ------------     ------------
     Net interest income                                               4,550,626        3,961,151       9,068,363        7,734,660
     Provision for loan losses                                           135,000           75,000         240,000          150,000
                                                                    ------------     ------------    ------------     ------------
     Net interest income after provision                               4,415,626        3,886,151       8,828,363        7,584,660
                                                                    ------------     ------------    ------------     ------------

Noninterest income:
     Service charges and other fees                                      767,396          510,565       1,461,089          959,312
     Gain on sale of branch deposits                                        --          1,087,884            --          1,087,884
     Gain on sale of loans held for sale                                  40,246           87,003         125,710          174,411
     Gain on sale of real estate owned and held for investment           187,988             --           361,174             --
     Loss on sale of investments available for sale                      (50,535)            --           (50,535)            --
     Real estate-related activities                                      302,843          174,846         731,583          355,666
     Other income, net                                                   370,345          262,814         733,592          447,496
                                                                    ------------     ------------    ------------     ------------
          Total noninterest income                                     1,618,283        2,123,112       3,362,613        3,024,769
                                                                    ------------     ------------    ------------     ------------

Noninterest expense:
     Compensation and employee benefits                                2,307,856        1,821,847       4,489,410        3,742,356
     Adjusted compensation - stock appreciation rights                      --            386,192            --            (82,244)
     Office property and equipment                                       569,445          431,412       1,153,660          878,534
     Deposit insurance premiums                                           69,213           57,448         140,105          118,145
     Data processing expense                                             106,378          100,072         222,350          196,072
     Advertising                                                         141,351          168,525         259,838          287,104
     Amortization of intangibles                                         245,949           85,989         494,585          171,978
     Other general and administrative                                    749,911          707,141       1,649,101        1,408,921
                                                                    ------------     ------------    ------------     ------------
          Total noninterest expense                                    4,190,103        3,758,626       8,409,049        6,720,866
                                                                    ------------     ------------    ------------     ------------

     Earnings before taxes on income                                   1,843,806        2,250,637       3,781,927        3,888,563
     Taxes on income                                                     578,000          799,076       1,318,000        1,419,000
                                                                    ------------     ------------    ------------     ------------
     Net earnings                                                   $  1,265,806     $  1,451,561    $  2,463,927     $  2,469,563
                                                                    ============     ============    ============     ============

Per share data: (1)
     Basic earnings                                                 $       0.27     $       0.31    $       0.53     $       0.53
                                                                    ============     ============    ============     ============
     Diluted earnings                                               $       0.27     $       0.31    $       0.53     $       0.52
                                                                    ============     ============    ============     ============
     Dividends declared                                             $      0.075     $      0.073    $      0.150     $      0.146
                                                                    ============     ============    ============     ============

     (1)  Adjusted for April 1999 second step offering and exchange.

See accompanying notes to consolidated condensed financial statements.

FIRST FEDERAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                     Six months ended December 31,
                                                                                        1999              1998
                                                                                    ------------      ------------
                                                                                             (Unaudited)
Capital Stock
   Beginning of year balance                                                        $     48,178      $     46,773
   Stock options exercised                                                                    99                99
                                                                                    ------------      ------------
End of period balance                                                                     48,277            46,872
                                                                                    ------------      ------------

Additional paid-in capital
   Beginning of year balance                                                          35,957,560        11,059,966
   Stock options exercised                                                                30,429            33,786
   Stock depreciation of allocated ESOP shares                                            (5,420)             --
   Grant of RRP shares at market                                                          18,250              --
                                                                                    ------------      ------------
End of period balance                                                                 36,000,819        11,093,752
                                                                                    ------------      ------------
Treasury stock, at cost
   Beginning of year balance                                                                --                --
   Treasury stock purchased                                                           (1,054,763)             --
   RRP shares granted                                                                    657,000              --
                                                                                    ------------      ------------
End of period balance                                                                   (397,763)             --
                                                                                    ------------      ------------
Unearned ESOP shares
   Beginning of year balance                                                          (1,813,758)             --
   Principal payment on ESOP borrowing                                                    98,408              --
                                                                                    ------------      ------------
End of period balance                                                                 (1,715,350)             --
                                                                                    ------------      ------------
Unearned recognition and retention plan shares
   Beginning of year balance                                                                --                --
   RRP shares granted                                                                   (675,250)             --
   Amortization of RRP expense                                                            54,000              --
                                                                                    ------------      ------------
End of period balance                                                                   (621,250)             --
                                                                                    ------------      ------------
Retained earnings, substantially restricted
   Beginning of year balance                                                          36,283,211        30,678,991
   Net earnings                                                                        2,463,927         2,469,563
   Dividends paid on common stock                                                       (696,522)         (316,616)
                                                                                    ------------      ------------
End of period balance                                                                 38,050,616        32,831,938

Accumulated other comprehensive income
   Beginning of year balance                                                          (2,202,184)          234,353
   Net change in unrealized losses on securities available for sale                   (2,070,718)         (149,343)
   Less: reclassification adjustment for net realized gains included
         in net income (net of tax expense)                                              (26,054)             --
                                                                                    ------------      ------------
End of period balance                                                                 (4,298,956)           85,010
                                                                                    ------------      ------------
Total stockholders' equity                                                          $ 67,066,393      $ 44,057,572
                                                                                    ------------      ------------

See accompanying notes to consolidated condensed financial statements.

FIRST FEDERAL BANKSHARES, INC.  AND SUBSIDIARIES
CONSOLIDATED  CONDENSED STATEMENTS  OF COMPREHENSIVE INCOME

                                                                        Three Months Ended               Six months ended
                                                                            December 31,                     December 31,
                                                                   ----------------------------      ----------------------------
                                                                       1999              1998            1999             1998
                                                                   -----------      -----------      -----------      -----------
                                                                                              (Unaudited)
Net earnings                                                       $ 1,265,806      $ 1,451,561      $ 2,463,927      $ 2,469,563
                                                                   -----------      -----------      -----------      -----------
Other comprehensive income:
        Unrealized holding losses arising during
              the period, net of tax                                (1,253,941)        (407,188)      (2,070,718)        (149,343)
        Plus: reclassification adjustment for net realized
              gains included in net income (net of tax expense)        (26,054)            --            (26,054)            --
Other comprehensive income (loss), net of tax                       (1,279,995)        (407,188)      (2,096,772)        (149,343)
Comprehensive income (loss)                                        ($   14,189)     $ 1,044,373      $   367,155      $ 2,320,220

See accompanying notes to consolidated condensed financial statements.

  FIRST FEDERAL BANKSHARES, INC. AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                                    Six months ended December 31,
                                                                                      1999                 1998
                                                                                   ----------        ----------
                                                                                            (Unaudited)
Cash flows from operating activities:
Net earnings                                                                       $2,463,927        $2,469,563
Adjustments to reconcile net earnings to net cash
     provided by operating activities:
   Loans originated for sale to investors                                          (9,753,019)      (16,349,544)
   Proceeds from sale of loans originated for sale                                 10,564,990        16,510,589
   Provision for losses on loans and other assets                                     240,000           150,000
   Depreciation and amortization                                                    1,249,918           606,331
   Provision for deferred taxes                                                      (437,000)          190,000
   Net gain on sale of loans                                                         (125,710)         (174,411)
   Net realized loss on sale of securities available for sale                          50,535               -
   Net gain on sale of branch deposits                                                     -         (1,087,884)
   Net gain on sales of real estate owned and held for development                   (361,174)              -
   Net loan fees deferred                                                               7,300            88,538
   Amortization of premiums and discounts on loans,
     mortgage-backed securities, and investment securities                            355,663           (47,433)
   (Increase) decrease in other assets                                               (785,839)          536,227
   Decrease in accrued expenses and other liabilities                                (998,916)       (1,884,940)
                                                                                   ----------        ----------
Net cash provided by operating activities                                           2,470,675         1,007,036
                                                                                   ----------        ----------

Cash flows from investing activities:
   Purchase of securities held to maturity                                           (519,205)       (8,977,262)
   Proceeds from maturities of securities held to maturity                          2,199,586         9,589,668
   Purchase of securities available for sale                                       (7,875,000)      (37,461,356)
   Proceeds from sale of securities available for sale                              3,131,067               -
   Purchase of Federal Home Loan Bank Stock                                          (359,600)         (623,700)
   Proceeds from maturities of securities available for sale                        4,450,070        34,315,174
   Loans purchased                                                                 (4,547,000)       (3,672,000)
   (Increase) decrease in loans receivable                                        (16,839,277)        7,652,174
   Proceeds from sale of real estate owned and held for development                 2,355,736           495,644
   Net expenditures on real estate owned and held for development                    (756,039)              -
   Proceeds from sale of office property and equipment                                 49,295               -
   Purchase of office property and equipment                                         (868,117)       (1,093,978)
                                                                                   ----------        ----------
Net cash (used in) provided by investing activities                               (19,578,484)          224,364
                                                                                   ----------        ----------

Cash flows from financing activities:
   (Decrease) increase in deposits                                                 (7,065,897)       10,215,163
   Branch deposits transferred due to sale, net                                            -        (18,281,111)
   Proceeds from advances from FHLB                                                45,500,000        29,000,000
   Repayment of advances from FHLB                                                (15,148,276)      (23,281,907)
   Issuance of common stock                                                            30,527            33,886
   Purchase of treasury stock                                                      (1,054,763)              -
   Cash dividends paid                                                               (696,522)         (316,616)
   Net decrease in advances from borrowers for taxes and insurance                   (220,656)         (303,543)
                                                                                   ----------        ----------
Net cash provided by (used in) financing activities                                21,344,413        (2,934,128)
                                                                                   ----------        ----------
Net increase (decrease) in cash and cash equivalents                                4,236,604        (1,702,728)
Cash and cash equivalents at beginning of period                                   15,067,956        17,225,007
                                                                                   ----------        ----------
Cash and cash equivalents at end of period                                        $19,304,560       $15,522,279
                                                                                  ===========       ===========

See accompanying notes to consolidated condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 FIRST FEDERAL BANKSHARES, INC. AND SUBSIDIARIES

1. BASIS OF PRESENTATION

The consolidated condensed balance sheet information for June 30, 1999 was derived from the Company's audited Consolidated Balance Sheets for the fiscal year ended June 30, 1999. The consolidated condensed financial statements at and for the three months and six months ended December 31, 1999 and 1998 are unaudited. The financial statements at and for the three months and six months ended December 31, 1998 are those of First Federal Savings Bank of Siouxland (the "Bank" or "First Federal") rather than those of First Federal Bankshares, Inc. (the "Registrant" or the "Company"). The Registrant was formed as a holding company to own all of the capital stock of the Bank following its "second-step" offering in April 1999, in which each share of First Federal's common stock was exchanged for 1.64696 shares of Company common stock.

In the opinion of management of the Company these financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly these consolidated condensed financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

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

                                                             Three months ended                Six months ended
                                                                December 31,                      December 31,
                                                          1999             1998            1999            1998
                                                      -----------      -----------     -----------      -----------
Basic earnings per share:
------------------------
   Net earnings                                       $ 1,265,806      $ 1,451,561     $ 2,463,927      $ 2,469,563
   Weighted average shares
         outstanding                                    4,813,395        4,685,881       4,817,352        4,683,559
   Less: unearned ESOP shares                            (175,746)            --          (177,922)            --
                                                      -----------      -----------     -----------      -----------
      Weighted average common
        shares - basic                                  4,637,649        4,685,881       4,639,430        4,683,559

 Basic earnings per share                             $       .27      $       .31     $       .53      $       .53
                                                      ===========      ===========     ===========      ===========

Diluted earnings per share:
--------------------------
   Weighted average common
     shares outstanding - basic                         4,637,649        4,685,881       4,639,430        4,683,559
   Assumed incremental common shares issued upon:
       vesting of RRP shares                                4,439             --              --               --
       exercise of stock options                           11,974           35,765          17,646           43,150
                                                      -----------      -----------     -----------      -----------
   Weighted average diluted
     shares outstanding                                 4,654,062        4,721,646       4,657,076        4,726,709

 Diluted earnings per share                           $       .27      $       .31     $       .53      $       .52
                                                      ===========      ===========     ===========      ===========

4. DIVIDENDS

On October 21, 1999 the Company declared a cash dividend on its common stock, payable on November 30, 1999 to stockholders of record as of November 15, 1999, equal to $.075 per share.

On January 20, 2000 the Company declared a cash dividend on its common stock, payable on February 29, 2000 to stockholders of record as of February 15, 2000 equal to $.075 per share.

5. EMPLOYEE BENEFIT PLANS

On October 21, 1999, the First Federal Bankshares, Inc. 1999 Recognition and Retention Plan (RRP) and the First Federal Bankshares, Inc. 1999 Stock Option Plan (SOP) were approved by the stockholders of the Company at its 1999 annual meeting. In December 1999, the Company acquired 79,050 shares of common stock to be reserved for RRP awards to certain officers and directors. On October 21, 1999, 73,000 shares were awarded under the RRP. Shares awarded under the RRP vest in five equal annual installments beginning on the first anniversary of the award. RRP expense for the six months ended December 31, 1999 totaled $54,000.

The SOP permits the board of directors to grant options to certain officers and directors to purchase up to 263,500 shares of the Company's common stock. The price at which options may be exercised cannot be less than the fair value of the shares at the date the options are granted. The options become exercisable at a rate of 20% each year for five years after the date of the grant and have a fixed maximum term of ten years.

6. SHARE REPURCHASE PLAN

On December 10, 1999 the Company announced a stock repurchase program to acquire up to 241,239 shares of the Company's Common Stock, which represents 5% of the outstanding Common Stock. During the quarter ended December 31, 1999 the Company purchased 38,000 shares of its common stock at an average cost of $9.03 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets increased by $20.8 million, or 3.1%, to $701.5 million at December 31, 1999 from $680.7 million at June 30, 1999. The increase in total assets was largely due to an increase in loans receivable. Loans receivable increased by $18.3 million, or 4.0%, to $475.4 million at December 31, 1999 from $457.1 million at June 30, 1999. In addition, cash and interest-bearing deposits increased by $4.2 million, or 28.1%, to $19.3 million at December 31, 1999 from $15.1 million at June 30, 1999. The increase in cash was largely due to an increase in cash at the Bank's office locations for potential Year 2000 demand. Partially offsetting the increase in loan and cash balances were decreases in the balance of investment securities. The balance of securities available for sale decreased by $3.0 million, or 2.5%, to $119.0 million at December 31, 1999 from $122.0 million at June 30, 1999. In addition, the balance of securities held to maturity decreased by $1.7 million, or 5.3%, to $30.3 million at December 31, 1999 from $32.0 million at June 30, 1999. The balance of real estate owned increased by $270,000 to $302,000 at December 31, 1999 from $32,000 at June 30, 1999. During the six months ended December 31, 1999 the Company took possession of one 12-unit apartment building and four 4-unit condominium properties in Madison, Wisconsin by voluntary deed in lieu of foreclosure. The related loan balance of the two separate borrowing entities involved was approximately $1.6 million. The sale of the 12-unit apartment and five of the condominium units generated proceeds totaling approximately $1.4 million that reduced the balance in real estate owned. Real estate held for development increased by $214,000, or 35.8%, to $813,000 at December 31, 1999, from $599,000 at June 30, 1999 due to investment in a new 50-lot development. Twenty-seven of the newly developed lots were sold in December 1999.

Deposits decreased by $7.1 million, or 1.5%, to $457.1 million at December 31, 1999 from $464.2 million at June 30, 1999. Competition for deposits accelerated during the six-month period ended December 31, 1999 in the generally higher rate environment brought on by a series of Federal Reserve Board rate hikes. Advances from the Federal Home Loan Bank increased by $30.4 million, or 21.9%, to $169.0 million at December 31, 1999 from $138.6 million at June 30, 1999. The increase in FHLB advances funded the increase in loans receivable and the decrease in deposits.

Total stockholders' equity decreased by $1.2 million to $67.1 million at December 31, 1999 from $68.3 million at June 30, 1999. Earnings totaled $2.5 million for the first half of the fiscal year. Largely offsetting the earnings for the period was a decrease of $2.1 million in other comprehensive income. This decrease was primarily due to an increase in unrealized losses in the Company's available-for-sale securities portfolio due to lower valuations in the generally higher interest rate environment. During the quarter ended December
31, 1999 the Company commenced a share repurchase program to acquire approximately 241,000 shares, or 5%, of its outstanding common stock. In December 1999 the Company purchased 38,000 shares of its common stock, pursuant to the repurchase program, at an average cost of $9.03 per share. In addition, the Company purchased 79,050 common shares at an average cost of $9.00 per share for the First Federal Bankshares, Inc. 1999 Recognition and Retention Plan. Awards under the RRP totaled 73,000 shares during the quarter. The remaining 6,050 RRP shares are held as treasury stock pending award.

LIQUIDITY

OTS regulations require that thrift institutions such as the Bank maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances and specified United States government, state or federal agency obligations) in each calendar quarter of not less than 4% of the average daily balance of its liquidity base (net withdrawable deposits plus short term borrowings) during the preceding quarter. For the quarter ended December 31, 1999 the Company's average liquidity position was $151.4 million, or 30.9% of its liquidity base for the preceding quarter.

CAPITAL
The Company's total equity decreased by $1.2 million to $67.1 million at December 31, 1999 from $68.3 million at June 30, 1999. The OTS requires that the
Company  meet  minimum   tangible,   leverage  (core)  and  risk-based   capital
requirements. As of December 31, 1999 the Company was in compliance with all regulatory capital requirements. The Company's required, actual and excess capital levels as of December 31, 1999 were as follows:
                                                                  Excess of
                                                                  Actual Over
                    Required      % of      Actual        % of    Regulatory
                      Amount     Assets     Amount       Assets   Requirement
                      ------     ------     ------       ------   -----------
                                 (Dollars in thousands)
Tangible Capital      $10,192       1.5%   $44,980         6.62%  $34,788
Core Capital           20,384       3.0%    44,980         6.62%   24,596
Risk-based Capital     30,073       8.0%    48,193        12.82%   18,120


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

General. Net earnings decreased by $186,000, or 12.8%, to $1.3 million for the three months ended December 31, 1999 from $1.5 million for the three months ended December 31, 1998. Diluted earnings per share totaled $.27 and $.31, respectively, for the three months ended December 31, 1999 and 1998. The acquisition of Mid-Iowa Financial Corp. (Mid-Iowa), effective April 13, 1999, was accounted for using the purchase method of accounting; therefore, the results of operations for the three months ended December 31, 1998 do not include Mid-Iowa results.

Interest Income. Interest income increased by $1.7 million, or 16.8%, to $11.8 million for the three months ended December 31, 1999 from $10.1 million for the three months ended December 31, 1998, largely due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by $115.4 million, or 22.1%, to $637.8 million for the three months ended December 31, 1999 from $522.4 million for the three months ended December 31, 1998. The increase in average balances of interest-earning assets was primarily due to the acquisition of Mid-Iowa. The average yield on interest-earning assets decreased to 7.38% for the three months ended December 31, 1999 from 7.71% for the three months ended December 31, 1998, primarily due to lower yields on loans receivable and mortgage-backed securities and to changes in the mix of interest-earning assets. Investment securities, with generally lower yields than yields on loans receivable, made up 20.4% of interest-earning assets for the three months ended December 31, 1999 as compared to 15.7% of interest-earning assets for the three months ended December 31, 1998. The change in the mix of interest-earning assets was primarily due to the acquisition of Mid-Iowa. Mid-Iowa's investment portfolio totaled $46.1 million, or 29.7%, of Mid-Iowa's interest-earning assets on the effective date of the acquisition.

Interest income on loans for the three months ended December 31, 1999 increased by $877,000, or 10.8%, to $9.0 million for the three months ended December 31, 1999 from $8.1 million for the three months ended December 31, 1998. The increase in interest income on loans was primarily due to an increase of $63.5 million, or 15.7%, in the average balance of loans receivable, to $468.8 million for the three months ended December 31, 1999 from $405.3 million for the three months ended December 31, 1998. The average yield on loans decreased to 7.70% for the three months ended December 31, 1999 from 8.04% for the three months ended December 31, 1998.

Interest income on mortgage-backed securities for the three months ended December 31, 1999 increased by $12,000, or 2.1%, when compared to the three months ended December 31, 1998. The increase was due to an increase of $2.2 million, or 6.6%, in the average balance of mortgage-backed securities to $36.0 million for the three months ended December 31, 1999 from $33.8 million for the three months ended December 31, 1998. The average yield on mortgage-backed securities decreased to 6.45% for the three months ended December 31, 1999 from 6.72% for the three months ended December 31, 1998.

Interest income on investment securities increased by $776,000, or 57.8%, as the average balance of investment securities increased by $47.9 million, or 58.4%, to $129.9 million at December 31, 1999 from $82.0 million at December 31, 1998. The average yield on investment securities decreased by only 2 basis points to 6.53% for the three months ended December 31, 1999 from 6.55% for the three months ended December 31, 1998.

Interest Expense. Interest expense increased by $1.1 million, or 18.0%, to $7.2 million for the three months ended December 31, 1999 from $6.1 million for the three months ended December 31, 1998. Interest on deposits increased by $617,000, or 14.0%, to $5.0 million for the three months ended December 31, 1999 from $4.4 million for the three months ended December 31, 1998. The increase in interest on deposits was primarily due to an increase in the average balance of deposits as a result of the Mid-Iowa acquisition. The average balance of deposits increased by $69.0 million, or 18.3%, to $446.0 million at December 31, 1999 from $377.0 million at December 31, 1998. The increase in interest paid on deposits due to increased average balances was partly offset by a 17 basis point decrease in the average cost of deposits to 4.49% for the three months ended December 31, 1999 from 4.66% for the three months ended December 31, 1998.

Interest on borrowings increased by $485,000, or 28.2%, to $2.2 million for the three months ended December 31, 1999 from $1.7 million for the three months ended December 31, 1998. The increase in interest on borrowings was primarily due to an increase in the average balance of advances. Average advance balances increased by $35.3 million, or 30.6%, to $150.4 million at December 31, 1999 from $115.2 million at December 31, 1998. The increase in interest expense due to increased advance balances was partly offset by a decrease of 11 basis points in the average cost of borrowings to 5.86% for the three months ended December 31, 1999 from 5.97% for the three months ended December 31, 1998.

Net Interest Income. Net interest income increased by $589,000, or 14.9%, to $4.6 million for the three months ended December 31, 1999 from $4.0 million for the three months ended December 31, 1998. The increase was primarily due to an increase in the average balance of interest-earning assets net of interest-bearing liabilities to $41.3 million at December 31,1999 from $30.6 million at December 31, 1998. Partially offsetting the increase in net earning assets was a decrease in the Company's interest rate spread. The spread for the three months ended December 31, 1999 decreased by 21 basis points, or 7.6%, to 2.54% from 2.75% for the quarter ended December 31, 1998. The decrease in the interest rate spread resulted from a decrease of 33 basis points in the yield on interest-earning assets that was partly offset by a decrease of only 13 basis points in the cost of interest-bearing liabilities.

Provision for Loan Loss. Provision for loan loss expense totaled $135,000 and $75,000, respectively, for the three months ended December 31, 1999 and 1998. Provision for loan loss expense was increased due to the growing percentage of commercial real estate and commercial business loans in the loan portfolio. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses.

Noninterest Income. Noninterest income decreased by $505,000, or 23.8%, to $1.6 million for the three months ended December 31, 1999 from $2.1 million for the three months ended December 31, 1998. The decrease in noninterest income was primarily due to recognition of a $1.1 million gain on sale of the deposits of three branch offices during the prior year quarter. Partially offsetting the lack of a similar gain during the current year quarter were increases in several other noninterest income items. Service charges and other fees increased by $257,000, or 50.3%, to $767,000 for the three months ended December 31, 1999 from $510,000 for the three months ended December 31, 1998. The increase in service charges and other fees was largely due to growth related to the Mid-Iowa acquisition. Additionally, fee schedule changes, which included several service fee increases, went into effect in June 1999. Gains on the sale of real estate held for development totaled $188,000 for the three months ended December 31, 1999. No comparable gains on real estate were recorded in the prior year quarter. Income from other real estate-related activities increased by $128,000, or 73.2%, to $303,000 for the three months ended December 31, 1999 from $175,000 for the three months ended December 31, 1998. The increase in real estate-related income was primarily due to earnings from the real estate brokerage company acquired in the merger with Mid-Iowa. Other income increased by $107,000, or 40.9%, to $370,000 for the three months ended December 31, 1999 from $263,000 for the three months ended December 31, 1998 largely due to earnings in the Company's non-bank subsidiaries. During the three months ended December 31, 1999, gain on sale of loans held for sale decreased by $47,000, or 53.8%, when compared to the same quarter of 1998. During the December 1999 quarter there was some slowdown in mortgage activity due to rising mortgage interest rates. Contributing to the decrease in noninterest income during the three months ended December 31, 1999 was a loss totaling $51,000 on the sale of mortgage-backed investment securities available-for-sale. The proceeds of this sale, which totaled $3.1 million, were reinvested in higher yielding investment securities.

Noninterest expense. Noninterest expense increased by $431,000, or 11.5%, to $4.2 million for the three months ended December 31, 1999 from $3.8 million for the three months ended December 31, 1998. Compensation and benefits expense increased by $486,000, or 26.7%, to $2.3 million for the three months ended December 31, 1999 from $1.8 million for the three months ended December 31, 1998. Staff increased by 26 full-time-equivalent employees, or 13.8%, to 215 employees at December 31, 1999 from 189 employees at December 31, 1998. In addition, compensation expense related to the 1999 RRP approved in October 1999, totaled $54,000 for the three months ended December 31, 1999. During the three months ended December 31, 1998 the Company recorded a charge to expense totaling $386,000. The charge related to stock appreciation rights (SAR) which were required to be periodically re-valued due to fluctuations in the Company's common stock price during the period. The Company eliminated the SAR and the potential distortion resulting from stock price changes through cash payouts to SAR holders in December 1998 and January 1999.

Office property and equipment expense increased by $138,000, or 32.0%, over the prior year, partially due to the completion of a new office building in Grinnell, Iowa and to the addition of the seven Mid-Iowa offices. Deposit insurance premium expense and data processing expense increased by $12,000, or 20.5%, and $6,000, or 6.3%, respectively, for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998. Amortization of intangibles increased by $160,000 to $246,000 for the three months ended December 31, 1999 from $86,000 for the three months ended December 31, 1998 due to amortization of the goodwill related to the Mid-Iowa acquisition that commenced in April 1999. Other general and administrative expenses increased by $43,000, or 6.1%, for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998. Partially offsetting these increases in noninterest expense was a decrease in advertising expense of $27,000, or 16.1%, for the three months ended December 31, 1999 as compared to the same period of 1998.

Net earnings and income tax expense. Net earnings before income taxes totaled $1.8 million for the three months ended December 31, 1999, compared to $2.2 million for the three months ended December 31, 1998. Income tax expense decreased by $221,000, or 27.7%, to $578,000 for the three months ended December 31, 1999 from $799,000 for the three months ended December 31, 1998.



COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
DECEMBER 31, 1999 AND 1998

General. Net earnings totaled $2.5 million, or $.53 per diluted share, for each of the six-month periods ended December 31, 1999 and 1998. The acquisition of Mid-Iowa was accounted for using the purchase method of accounting; therefore, the results of operations for the six months ended December 31, 1998 do not include Mid-Iowa results.

Interest Income. Interest income increased by $3.2 million, or 15.8%, to $23.3 million for the six months ended December 31, 1999 from $20.1 million for the six months ended December 31, 1998, largely due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by $110.0 million, or 21.0%, to $634.6 million for the six months ended December 31, 1999 from $524.6 million for the six months ended December 31, 1998. The increase in average balances of interest-earning assets was primarily due to the acquisition of Mid-Iowa. The average yield on interest-earning assets decreased to 7.34% for the six months ended December 31, 1999 from 7.67% for the six months ended December 31, 1998, primarily due to lower yields on loans receivable and mortgage-backed securities and to changes in the mix of interest-earning assets. Investment securities, with generally lower yields than yields on loans receivable, made up 20.1% of interest-earning assets for the six months ended December 31, 1999 as compared to 15.4% of interest-earning assets for the six months ended December 31, 1998. The change in the mix of interest-earning assets was primarily due to the acquisition of Mid-Iowa.

Interest income on loans for the six months ended December 31, 1999 increased by $1.7 million, or 10.2%, to $17.9 million for the six months ended December 31, 1999 from $16.2 million for the six months ended December 31, 1998. The increase in interest income on loans was primarily due to an increase of $59.2 million, or 14.6%, in the average balance of loans receivable, to $465.7 million for the six months ended December 31, 1999 from $406.5 million for the six months ended December 31, 1998. The average yield on loans decreased to 7.68% for the six months ended December 31, 1999 from 7.98% for the six months ended December 31, 1998.

Interest income on mortgage-backed securities for the six months ended December 31, 1999 increased by $36,000, or 3.1%, when compared to the six months ended December 31, 1998. The increase was due to an increase of $2.9 million, or 8.2%, in the average balance of mortgage-backed securities to $38.0 million for the six months ended December 31, 1999 from $35.1 million for the six months ended December 31, 1998. The average yield on mortgage-backed securities decreased to 6.42% for the six months ended December 31, 1999 from 6.73% for the six months ended December 31, 1998.

Interest income on investment securities increased by $1.5 million, or 54.9%, as the average balance of investment securities increased by $46.7 million, or 57.7%, to $127.5 million at December 31, 1999 from $80.8 million at December 31, 1998. The average yield on investment securities decreased by 12 basis points to 6.48% for the six months ended December 31, 1999 from 6.60% for the six months ended December 31, 1998.

Interest Expense. Interest expense increased by $1.8 million, or 14.9%, to $14.2 million for the six months ended December 31, 1999 from $12.4 million for the six months ended December 31, 1998. Interest on deposits increased by $1.0 million, or 11.0%, to $10.0 million for the six months ended December 31, 1999 from $9.0 million for the six months ended December 31, 1998. The increase in interest on deposits was primarily due to an increase in the average balance of deposits as a result of the Mid-Iowa acquisition. The average balance of deposits increased by $67.1 million, or 17.7%, to $447.4 million at December 31, 1999 from $380.3 million at December 31, 1998. The increase in interest paid on deposits due to increased average balances was partly offset by a 27 basis point decrease in the average cost of deposits to 4.45% for the six months ended December 31, 1999 from 4.72% for the six months ended December 31, 1998.

Interest on borrowings increased by $854,000, or 24.9%, to $4.3 million for the six months ended December 31, 1999 from $3.4 million for the six months ended December 31, 1998. The increase in interest on borrowings was primarily due to an increase in the average balance of advances. Average advance balances increased by $32.1 million, or 28.1%, to $146.2 million at December 31, 1999 from $114.1 million at December 31, 1998. The increase in interest expense due to increased advance balances was partly offset by a decrease of 15 basis points in the average cost of borrowings to 5.86% for the six months ended December 31, 1999 from 9.01% for the six months ended December 31, 1998.

Net Interest Income. Net interest income increased by $1.3 million, or 17.2%, to $9.0 million for the six months ended December 31, 1999 from $7.7 million for the six months ended December 31, 1998. The Company's interest rate spread for the six months ended December 31, 1999 decreased by 11 basis points, or 4.1%, to 2.55% from 2.66% for the six months ended December 31, 1998.

Provision for Loan Loss. Provision for loan loss expense totaled $240,000 and $150,000, respectively, for the six months ended December 31, 1999 and 1998.

Noninterest Income. Noninterest income increased by $338,000, or 11.2%, to $3.3 million for the six months ended December 31, 1999 from $3.0 million for the six months ended December 31, 1998. Service charges and other fees increased by $502,000, or 52.3%, to $1.5 million for the six months ended December 31, 1999 from $1.0 million for the six months ended December 31, 1998. The increase in service charges and other fees was largely due to growth related to the Mid-Iowa acquisition. Gains on the sale of real estate owned and held for development totaled $361,000 for the six months ended December 31, 1999. No comparable gains on real estate were recorded in the prior year quarter. Income from other real estate-related activities increased by $376,000, or 105.7%, to $732,000 for the six months ended December 31, 1999 from $356,000 for the six months ended December 31, 1998. The increase in real estate-related income was primarily due to earnings from the real estate brokerage company acquired in the merger with Mid-Iowa. Other income increased by $286,000, or 63.9%, to $733,000 for the six months ended December 31, 1999 from $447,000 for the six months ended December 31, 1998 largely due to earnings in the Company's non-bank subsidiaries. During the six months ended December 31, 1999, gain on sale of loans held for sale decreased by $49,000, or 27.9%, when compared to the same period of 1998, reflecting the slowdown in mortgage activity due to higher mortgage interest rates. The increases in noninterest income during the six months ended December 31, 1999 when compared to the six months ended December 31, 1998 more than offset the $1.1 million gain on sale of branch deposits that was recorded in the December 1998 quarter.

Noninterest expense. Noninterest expense increased by $1.7 million, or 25.1%, to $8.4 million for the six months ended December 31, 1999 from $6.7 million for the six months ended December 31, 1998. Compensation and benefits expense increased by $747,000, or 20.0%, to $4.5 million for the six months ended December 31, 1999 from $3.7 million for the six months ended December 31, 1998. During the six months ended December 31, 1998 the charge to expense for the SAR adjustment totaled $82,000.

Office property and equipment expense increased by $275,000, or 31.3%, over the prior year. Deposit insurance premium expense and data processing expense increased by $22,000 and $27,000, respectively, for the six months ended
December 31, 1999 as compared to the six months ended December 31, 1998. Amortization of intangibles increased by $323,000 to $495,000 for the six months ended December 31, 1999 from $172,000 for the six months ended December 31, 1998 due to amortization of the goodwill related to the Mid-Iowa acquisition that commenced in April 1999. Advertising expense decreased by $27,000, or 9.5%, to $260,000 for the six months ended December 31, 1999 from $287,000 for the six months ended December 31, 1998. Other general and administrative expenses increased by $240,000, or 17.1%, for the six months ended December 31, 1999 as compared to the six months ended December 31, 1998. The increase in other noninterest expense was primarily due to noninterest expenses of the Mid-Iowa real estate brokerage firm.

Net earnings and income tax expense. Net earnings before income taxes totaled $3.8 million for the six months ended December 31, 1999 as compared to $3.9 million for the six months ended December 31, 1998. Income tax expense decreased by $101,000, or 7.1%, to $1.3 million for the six months ended December 31, 1999 from $1.4 million for the six months ended December 31, 1998. The Company's effective tax rate decreased to 34.8% for the six months ended December 31, 1999 from 36.5% for the six months ended December 31, 1998 partially due to increased balances in the Company's tax-exempt investment portfolio during the six months ended December 31, 1999 as compared to the same period in 1998.

YEAR 2000 (Y2K)

The Company has devoted significant resources to minimize the risk of potential disruption due to Y2K issues. The Company has identified its mission-critical systems including its "core" data processing system for loans, deposits and the general ledger. In addition, the Company has identified and assessed its computer operating systems and networking software; applications software; data processing hardware platforms such as personal computers and automated teller machines; third party interfaces; and environmental systems, including, but not limited to, climate control systems, sprinklers, elevators and security systems. The costs of addressing and correcting Year 2000 issues totaled approximately $100,000, all of which has been incurred.

It is the intention of the Company to maintain normal business operations during the Year 2000 transition and beyond; including, for example, potential problems related to the first leap year of the new millennium: February 29, 2000. The Company has developed a Year 2000 Business Continuity and Contingency Plan as an addition to the Company's Disaster Recovery Plan. Together, these plans help insure the continuity of daily operations in the event of a loss of essential resources due to Year 2000 induced failures. These plans describe individual contingency plans concerning specific software and hardware issues, operational plans for continuing operations, and specific policies and procedures that would be put in place upon the occurrence of a power outage, computer interruptions, telecommunications interruptions, natural disaster, etc. Such plans identify participants, processes and equipment that will be necessary to permit the Company to resume and continue operations until the problem is resolved.

Based on our assessment of operations through February 6, 2000, we have not experienced any significant Year 2000 issues. In addition to expenses related to its own computer systems, the Company is aware of potential Year 2000 risks to third parties, including vendors, depositors and borrowers and the possible adverse impact on the Company resulting from failures by these parties to adequately address the Year 2000 problem. As of February 6, 2000, we are not aware of any significant Year 2000 issues of vendors, borrowers or depositors of the Company.

However, the risk exists that some of the Company's commercial borrowers may fail to correct Year 2000 issues during the Year 2000 transition period and may suffer financial harm as a result. This, in turn, represents risk to the Company regarding the repayment of loans from those commercial customers. The Company has surveyed its commercial customers with aggregate outstanding loan balances of $250,000 or more regarding their Year 2000 preparedness. Based on the results of this survey process the overall level of Year 2000 risk in the Company's commercial loan portfolio is believed to be relatively low. In addition, repayment sources for the majority of loans in the Company's commercial loan portfolio are from multi-family real estate projects that tend to be less computer-dependent than, for example, a manufacturing business. The Company analyzes Year 2000 risk posed by prospective commercial loan customers prior to approving their loan requests. Commercial loan customers are asked to sign an acknowledgement demonstrating their commitment to address Year 2000 problems inherent in their operations and agreeing to provide the Company with specific information regarding their Year 2000 status.

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

Submission of Matters to a Vote of Security Holders.

   The Company convened its 1999 Annual Meeting of Stockholders on October 21, 1999. At the meeting, the stockholders of the Company considered and voted on the following:

Ballot No. 1.

The election of Gary L. Evans, Allen J. Johnson and Harland D. Johnson, each to serve as directors for terms of three years and until their respective successors have been elected and qualified. The results of Ballot No. 1 are as follows:

                                                     For           Withheld
                                                  ---------         -------
                  Gary L. Evans                   3,814,062         183,915
                  Allen J. Johnson                3,783,596         178,059
                  Harland D. Johnson              3,776,160         185,784

Ballot No. 2.

The ratification of the appointment of KPMG LLP as auditors for the Company for the fiscal year ending June 30, 2000. The results of Ballot No. 2 are as follows:


                                    For         Against        Abstain
                                    ----        --------       -------
   Number of Votes              3,886,503        61,320        14,121
   Percentage of votes present
     in person or by proxy           98.1%          1.6%          0.4%

Ballot No. 3.

The approval of the First Federal Bankshares, Inc. 1999 Recognition and Retention Plan. The results of Ballot No. 3 are as follows:


                                    For          Against       Abstain
                                    ----        --------       -------
   Number of Votes               2,682,898       662,077        39,389
   Percentage of total votes
    eligible to be cast               55.6%         18.7%          0.8%

Ballot No. 4.

The approval of First Federal Bankshares, Inc. 1999 Stock Option Plan. The results of Ballot No. 4 are as follows:

                                    For          Against       Abstain
                                    ----        --------       -------
 Number of Votes                2,676,972       658,053        48,695
   Percentage of total votes
     eligible to be cast             55.5%        13.6%          1.0%

Each of the proposals, having received the requisite favorable vote, was declared to be duly approved by the stockholders of the Company.


Exhibits and Reports on Form 8-K.
(a)      Exhibits

      10 - Material Contracts

      10.1 Employment agreement - First Federal Bank and Barry E. Backhaus
      10.2 Employment agreement - First Federal Bank and Jon G. Cleghorn
      10.3 Employment agreement - First Federal Bank and Steven L. Opsal
      10.4 Employment agreement - First Federal Bank and Sandra Sabel
      10.5 First Federal Bankshares, Inc. 1999 Recognition and Retention Plan
      10.6 First Federal Bankshares, Inc. 1999 Stock Option Plan


      27 - Financial Data Schedule


(b)      Reports on Form 8-K

      On January 5, 2000 the Registrant filed a current report on Form 8-K relating to the Company's announcement that it is commencing a share repurchase program calling for the repurchase of up to 241,239 shares, or approximately 5% of the shares outstanding, in open market purchases.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                             FIRST FEDERAL BANKSHARES, INC.



         DATE:  February 9, 2000            BY:    /s/Barry E. Backhaus
                                                   --------------------
                                                   Barry E. Backhaus
                                                   President and
                                                   Chief Executive Officer



         DATE:  February 9, 2000            BY:    /s/Katherine Bousquet
                                                   ---------------------
                                                   Katherine Bousquet
                                                   Chief Financial Officer