Form 10-Q
period 2000-03-31
FIRST FEDERAL BANKSHARES INC
filed 2000-05-12
CIK 1075348

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------

                                    FORM 10-Q

[Mark One]
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at May 9, 2000
             -------                             ---------------------------
  (Common Stock, $.01 par value)                         4,683,678

                         FIRST FEDERAL BANKSHARES, INC.


                                      INDEX

                                                                         Page

Part I.  Financial Information
   Item I.  Financial Statements of First Federal
            Bankshares, Inc. and Subsidiaries                             1

            Consolidated Condensed Balance Sheets
            at March 31, 2000 and June 30, 1999                           1

            Consolidated Condensed Statements of Operations
            for the three- and nine-month periods ended
            March 31, 2000 and 1999                                       2

            Consolidated Condensed Statements of Changes in
            Stockholders' Equity for the nine-month periods
            ended March 31, 2000 and 1999                                 3

            Consolidated Condensed Statements of Comprehensive
            Income for the three- and nine-month periods ended
            March 31, 2000 and 1999                                       4

            Consolidated Condensed Statements of Cash Flows
            for the nine-month periods ended
            March 31, 2000 and 1999                                       5

            Notes to Consolidated Financial Statements                    6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 8

Part II. Other Information                                                16

PART I.  FINANCIAL  INFORMATION
  ITEM 1.  FINANCIAL  STATEMENTS

  FIRST FEDERAL BANKSHARES, INC AND SUBSIDIARIES
  CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                             March 31,            June 30,
                                                                              2000                  1999
                                                                      -----------------------------------------
                                                                             (Unaudited)
Assets
------
Cash and interest bearing deposits                                            $18,096,581          $15,067,956
Securities available for sale                                                 118,819,812          122,047,213
   (amortized cost $126,091,221 and $125,558,397)
Securities held to maturity                                                    28,377,077           32,006,095
   (fair value of $27,592,632 and $31,756,870)
Loans receivable, net                                                         496,157,555          457,058,054
Real estate owned and in judgement, net                                           244,887               32,350
Real estate held for development                                                  870,479              599,311
Office property and equipment, net                                             15,483,595           15,411,818
Federal Home Loan Bank stock, at cost                                           8,928,900            8,094,300
Accrued interest receivable                                                     4,770,871            4,602,258
Deferred tax asset                                                              3,020,197            1,197,000
Excess of cost over fair value of assets acquired                              20,142,221           20,946,396
Other assets                                                                    4,904,137            3,608,987
                                                                      -----------------------------------------
Total assets                                                                 $719,816,312         $680,671,738
                                                                      =========================================

Liabilities
Deposits                                                                     $483,469,104         $464,169,478
Advances from Federal Home Loan Bank                                          160,941,478          138,617,385
Advance payments by borrowers for
    taxes and insurance                                                         1,202,732            2,557,118
Accrued taxes on income                                                           791,982              419,106
Accrued interest payable                                                        4,363,084            4,172,328
Accrued expenses and other liabilities                                          2,178,562            2,463,316
                                                                      -----------------------------------------
Total liabilities                                                             652,946,942          612,398,731
                                                                      -----------------------------------------

Stockholders' equity
Common stock, $.01 par value                                                       48,277               48,178
Additional paid-in capital                                                     35,994,165           35,957,560
Treasury stock, at cost  - 144,050 shares                                      (1,273,138)           -
Unearned ESOP shares                                                           (1,675,250)          (1,813,758)
Unearned recognition and retention plan                                          (539,800)           -
Retained earnings, substantially restricted                                    38,873,525           36,283,211
Accumulated other comprehensive income (loss)                                  (4,558,409)          (2,202,184)
                                                                      -----------------------------------------
Total stockholders' equity                                                     66,869,370           68,273,007
                                                                      -----------------------------------------
Total liabilities and stockholders' equity                                   $719,816,312         $680,671,738
                                                                      =========================================

See accompanying notes to consolidated condensed financial statements.

FIRST FEDERAL BANKSHARES, INC.  AND SUBSIDIARIES
CONSOLIDATED  CONDENSED  STATEMENTS  OF  OPERATIONS

                                                                      For the three months            For the nine months
                                                                         ended March 31,                ended March 31,
                                                                      2000            1999           2000             1999
                                                                 --------------------------------------------------------------
                                                                                           (Unaudited)
Interest income:
      Loans receivable                                            $  9,441,789   $  7,819,221    $ 27,318,136    $ 24,044,530
      Mortgage-backed securities                                       525,111        505,977       1,742,741       1,687,373
      Investment securities                                          2,172,213      1,173,437       6,301,350       3,839,780
      Other interest-earning assets                                     41,617         96,057         123,568         152,805
                                                                 --------------------------------------------------------------
           Total interest income                                    12,180,730      9,594,692      35,485,795      29,724,488
                                                                 --------------------------------------------------------------
Interest expense:
      Deposits                                                       5,125,659      4,071,435      15,079,871      13,037,947
      Borrowings                                                     2,528,222      1,601,726       6,810,712       5,030,350
                                                                 --------------------------------------------------------------
           Total interest expense                                    7,653,881      5,673,161      21,890,583      18,068,297
                                                                 --------------------------------------------------------------
      Net interest income                                            4,526,849      3,921,531      13,595,212      11,656,191
      Provision for loan losses                                        159,000        105,000         399,000         255,000
                                                                 --------------------------------------------------------------
      Net interest income after provision                            4,367,849      3,816,531      13,196,212      11,401,191
                                                                 --------------------------------------------------------------
Noninterest income:
      Service charges and other fees                                   668,350        555,823       2,129,439       1,515,135
      Gain on sale of branch deposits                                       --             --              --       1,087,884
      Gain on sale of loans held for sale                               12,497         59,258         138,207         233,669
      Gain (loss) on sale of fixed assets                               90,242        (10,122)        106,537          (1,529)
      Gain on sale of real estate owned and held for investment         43,157         41,247         404,331          41,247
      Loss on sale of securities available for sale                         --             --         (50,535)             --
      Real estate-related activities                                   329,464        193,242       1,061,047         548,908
      Other income, net                                                356,685        176,902       1,073,982         615,805
                                                                 --------------------------------------------------------------
           Total noninterest income                                  1,500,395      1,016,350       4,863,008       4,041,119
                                                                 --------------------------------------------------------------
Noninterest expense:
      Compensation and employee benefits                             2,245,467      1,872,776       6,734,877       5,532,888
      Office property and equipment                                    565,052        463,009       1,718,712       1,341,543
      Deposit insurance premiums                                        25,044         60,367         165,149         178,512
      Data processing expense                                          110,814        100,285         333,164         296,357
      Advertising                                                      103,987        143,483         363,825         430,587
      Amortization of intangibles                                      243,156         85,989         737,741         257,967
      Other general and administrative                                 766,650        554,743       2,415,751       1,963,664
                                                                 --------------------------------------------------------------
           Total noninterest expense                                 4,060,170      3,280,652      12,469,219      10,001,518
                                                                 --------------------------------------------------------------

      Earnings before taxes on income                                1,808,074      1,552,229       5,590,001       5,440,792
      Taxes on income                                                  644,000        563,079       1,962,000       1,982,079
                                                                 --------------------------------------------------------------
      Net earnings                                                $  1,164,074   $    989,150    $  3,628,001    $  3,458,713
                                                                 ==============================================================

Per share data: (1)
      Basic earnings                                              $       0.26   $       0.21    $       0.79    $       0.74
                                                                 ==============================================================
      Diluted earnings                                            $       0.26   $       0.21    $       0.79    $       0.73
                                                                 ==============================================================
      Dividends declared                                          $      0.075   $      0.146    $      0.225    $      0.291
                                                                 ==============================================================

      --------------------------------------------------------------
      (1)  Adjusted for April 1999 second step offering and exchange.

See accompanying notes to consolidated condensed financial statements.

FIRST FEDERAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                         Nine months ended March 31,
                                                                                        2000                   1999
                                                                                       ------------------------------
                                                                                                  (Unaudited)
Capital Stock
   Beginning of year balance                                                              $48,178            $46,773
   Stock options exercised                                                                     99                167
--------------------------------------------------------------------------------------------------------------------
End of period balance                                                                      48,277             46,940
--------------------------------------------------------------------------------------------------------------------
Additional paid-in capital
   Beginning of year balance                                                           35,957,560         11,059,966
   Stock options exercised                                                                 30,429             54,691
   Stock depreciation of allocated ESOP shares                                            (12,074)               -
   Grant of RRP shares at market                                                           18,250                -
--------------------------------------------------------------------------------------------------------------------
End of period balance                                                                  35,994,165         11,114,657
--------------------------------------------------------------------------------------------------------------------
Treasury stock, at cost
   Beginning of year balance                                                                 -                   -
   Treasury stock purchased                                                            (1,930,138)               -
   RRP shares granted                                                                     657,000                -
--------------------------------------------------------------------------------------------------------------------
End of period balance                                                                  (1,273,138)               -
--------------------------------------------------------------------------------------------------------------------
Unearned ESOP shares
   Beginning of year balance                                                           (1,813,758)               -
   ESOP shares allocated                                                                  138,508                -
--------------------------------------------------------------------------------------------------------------------
End of period balance                                                                  (1,675,250)               -
--------------------------------------------------------------------------------------------------------------------
Unearned recognition and retention plan shares
   Beginning of year balance                                                                 -                   -
   RRP shares granted                                                                    (675,250)               -
   Amortization of RRP expense                                                            135,450                -
--------------------------------------------------------------------------------------------------------------------
End of period balance                                                                    (539,800)               -
--------------------------------------------------------------------------------------------------------------------
Retained earnings, substantially restricted
   Beginning of year balance                                                           36,283,211         30,678,991
   Net earnings                                                                         3,628,001          3,458,713
   Dividends paid on common stock                                                      (1,037,687)          (817,510)
--------------------------------------------------------------------------------------------------------------------
End of period balance                                                                  38,873,525         33,320,194
--------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income
   Beginning of year balance                                                           (2,202,184)           234,353
   Net change in unrealized losses on securities available for sale                    (2,356,225)          (389,579)
--------------------------------------------------------------------------------------------------------------------
End of period balance                                                                  (4,558,409)          (155,226)
--------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                            $66,869,370        $44,326,565
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

FIRST FEDERAL BANKSHARES, INC.  AND SUBSIDIARIES
CONSOLIDATED  CONDENSED STATEMENTS  OF COMPREHENSIVE INCOME

                                                                         Three Months Ended                 Nine months ended
                                                                              March 31,                         March 31,
                                                                       ---------------------------   ----------------------------
                                                                       2000             1999             2000              1999
                                                                       ----             ----             ----              ----
                                                                                               (Unaudited)
Net earnings                                                           $1,164,074         $989,150       $3,628,001      $3,458,713
Other comprehensive income:
        Unrealized holding losses arising during
              the period, net of tax                                     (233,399)        (240,236)      (2,330,171)       (389,579)
        Less: reclassification adjustment for net realized
              gains included in net income (net of tax expense)           (26,054)          -               (26,054)        -
                                                                         --------         --------       ----------        --------
Other comprehensive income (loss), net of tax                            (259,453)        (240,236)      (2,356,225)       (389,579)
                                                                         --------         --------       ----------        --------
                                                                         --------         --------       ----------        --------
Comprehensive income                                                     $904,621         $748,914       $1,271,776      $3,069,134
                                                                         ========         ========       ==========      ==========


See accompanying notes to consolidated condensed financial statements.

  FIRST FEDERAL BANKSHARES, INC. AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        Nine months ended March 31,
                                                                                        2000                1999
                                                                                    ----------------------------------
                                                                                                 (Unaudited)
Cash flows from operating activities:
Net earnings                                                                           $3,628,001          $3,458,713
Adjustments to reconcile net earnings to net cash
     provided by operating activities:
   Loans originated for sale to investors                                             (17,190,882)        (27,189,689)
   Proceeds from sale of loans originated for sale                                     17,463,178          27,386,792
   Provision for losses on loans and other assets                                         399,000             255,000
   Depreciation and amortization                                                        1,955,935             926,431
   Provision for deferred taxes                                                          (467,197)            190,000
   Net gain on sale of loans                                                             (138,207)           (233,669)
   Net realized loss on sale of securities available for sale                              50,535                -
   Net gain on sale of branch deposits                                                       -             (1,087,884)
   Net gain on sales of real estate owned and held for development                       (404,331)            (41,247)
   Net loan fees deferred                                                                  98,805              36,236
   Amortization of premiums and discounts on loans,
     mortgage-backed securities, and investment securities, net                           608,945             (16,555)
   Increase in other assets                                                            (1,509,117)           (227,958)
   Increase in accrued expenses and other liabilities                                     316,378             498,338
                                                                                      --------------------------------
Net cash provided by operating activities                                               4,811,043           3,954,508
                                                                                      --------------------------------
Cash flows from investing activities:
   Purchase of securities held to maturity                                               (519,205)        (10,527,262)
   Proceeds from maturities of securities held to maturity                              4,134,358          16,415,656
   Purchase of securities available for sale                                           (8,875,000)        (62,031,575)
   Proceeds from sale of securities available for sale                                  3,131,067                -
   Purchase of Federal Home Loan Bank Stock                                              (834,600)           (623,700)
   Proceeds from maturities of securities available for sale                            5,222,473          45,800,271
   Loans purchased                                                                    (15,654,000)         (3,672,000)
   (Increase) decrease in loans receivable                                            (26,571,111)         16,606,228
   Proceeds from sale of real estate owned and held for development                     2,592,036             657,198
   Net expenditures on real estate owned and held for development                        (824,173)               -
   Proceeds from sale of office property and equipment                                    152,264                -
   Purchase of office property and equipment                                           (1,020,473)         (2,052,439)
                                                                                      --------------------------------
Net cash (used in) provided by investing activities                                   (39,066,364)            572,377
                                                                                      --------------------------------
Cash flows from financing activities:
   Increase in deposits                                                                19,299,626          27,436,896
   Branch deposits transferred due to sale, net                                              -            (18,281,111)
   Proceeds from advances from FHLB                                                    57,500,000          29,000,000
   Repayment of advances from FHLB                                                    (35,223,997)        (30,103,479)
   Issuance of common stock                                                                30,528              54,858
   Purchase of treasury stock                                                          (1,930,138)               -
   Cash dividends paid                                                                 (1,037,687)           (475,497)
   Net decrease in advances from borrowers for taxes and insurance                     (1,354,386)         (1,210,069)
                                                                                      --------------------------------
Net cash provided by financing activities                                              37,283,946           6,421,598
                                                                                      --------------------------------

Net increase in cash and cash equivalents                                               3,028,625          10,948,483
Cash and cash equivalents at beginning of period                                       15,067,956          17,225,007
                                                                                      --------------------------------
Cash and cash equivalents at end of period                                            $18,096,581         $28,173,490
                                                                                      ================================


See accompanying notes to consolidated condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 FIRST FEDERAL BANKSHARES, INC. AND SUBSIDIARIES

1. BASIS OF PRESENTATION

The consolidated condensed balance sheet information for June 30, 1999 was derived from the Company's audited Consolidated Balance Sheets for the fiscal year ended June 30, 1999. The consolidated condensed financial statements at and for the three months and nine months ended March 31, 2000 and 1999 are unaudited. The financial statements at and for the three months and nine months ended March 31, 1999 are those of First Federal Savings Bank of Siouxland (the "Bank" or "First Federal") rather than those of First Federal Bankshares, Inc. (the "Registrant" or the "Company"). The Registrant was formed as a holding company to own all of the capital stock of the Bank following its "second-step" offering in April 1999, in which each share of First Federal's common stock was exchanged for 1.64696 shares of Company common stock.

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

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the Company's future activities and operating results include, but are not limited to, changes in: interest rates, general economic conditions, legislative and regulatory changes, U.S. monetary and fiscal policies, demand for products and services, deposit flows, competition and accounting policies, principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

2. REORGANIZATION, CONVERSION AND ACQUISITION

Prior to April 13, 1999, the Bank was owned approximately 53.49% by First Federal Bankshares, M.H.C. (the "Mutual Holding Company") and 46.51% by public shareholders. On April 13, 1999, pursuant to a plan of conversion and reorganization, and after a series of transactions: (1) the Company was formed to own all of the capital stock of the Bank, (2) the Company sold the ownership interest in the Bank previously held by the Mutual Holding Company to the public in a subscription and community offering (the "Offering"), (3) previous public shareholders of the Bank had their shares exchanged (the "Exchange") into common shares of the Company (exchange ratio of 1.64696 to 1) and (4) the Mutual Holding Company ceased to exist.

As a result of the reorganization, the consolidated financial statements for prior periods have been restated to reflect the changes in the par value of common stock from $1.00 to $.01 per share and in the number of authorized shares of common stock from 20,000,000 to 12,000,000.

The primary purpose of the Offering was to fund the acquisition of Mid-Iowa Financial Corp. ("MIFC") and its wholly-owned subsidiary, Mid-Iowa Savings Bank, FSB located in Newton, Iowa. The shareholders of MIFC received $28.3 million cash for all outstanding shares on April 13, 1999, the effective date. The acquisition was accounted for as a purchase; accordingly, MIFC's results of operations are included in the financial statements from the acquisition date forward. The excess of purchase price over the fair value of the net identifiable assets of $12.6 million was recorded as goodwill and is being amortized on a straight-line basis over 25 years.

3. EARNINGS PER SHARE

The following information was used in the computation of net earnings per common share on both a basic and diluted basis for the periods presented. Prior period information was restated for the Offering and Exchange.

                                        Three months ended             Nine months ended
                                              March 31,                     March 31,
                                       2000             1999           2000            1999
                                  -----------------------------   ----------------------------
Basic earnings per share:
------------------------
   Net earnings                     $ 1,164,074     $   989,150    $ 3,628,001     $ 3,458,713
   Weighted average shares
         outstanding                  4,655,030       4,690,372      4,763,638       4,685,797
   Less: unearned ESOP shares          (171,533)             --       (175,808)             --
                                    -----------     -----------    -----------     -----------
      Weighted average common
        shares - basic                4,483,497       4,690,372      4,587,830       4,685,797

 Basic earnings per share           $       .26     $       .21    $       .79     $       .74
                                    ===========     ===========    ===========     ===========

Diluted earnings per share:
---------------------------
   Weighted average common
     shares outstanding - basic       4,483,497       4,690,372      4,587,830       4,685,797
   Assumed incremental common
       shares issued upon:
       vesting of RRP shares             12,985              --          4,816              --
       exercise of stock options          8,254          47,108         14,494          44,473
                                    -----------     -----------    -----------     -----------
   Weighted average diluted
     shares outstanding               4,504,736       4,737,480      4,607,140       4,730,270

 Diluted earnings per share         $       .26     $       .21    $       .79     $       .73
                                    ===========     ===========    ===========     ===========

4. DIVIDENDS

On January 20, 2000 the Company declared a cash dividend on its common stock, equal to $.075 per share. On February 29, 2000, dividends totaling $353,979 were paid to stockholders of record as of February 15, 2000.

 On April 20, 2000 the
Company declared a cash dividend on its common stock, payable on May 31, 2000 to stockholders of record as of May 17, 2000, equal to $.075 per share.


5. EMPLOYEE BENEFIT PLANS

On October 21, 1999, the First Federal Bankshares, Inc. 1999 Recognition and Retention Plan ("RRP") and the First Federal Bankshares, Inc. 1999 Stock Option Plan ("SOP") were approved by the stockholders of the Company at its 1999 annual meeting. In December 1999, the Company acquired 79,050 shares of common stock to be reserved for RRP awards to certain officers and directors. On October 21, 1999, 73,000 shares were awarded under the RRP. Shares awarded under the RRP vest in five equal annual installments beginning on the first anniversary of the award. RRP expense for the three months and nine months ended March 31, 2000 totaled $81,000 and $135,000, respectively.

The SOP permits the board of directors to grant options to certain officers and directors to purchase up to 263,500 shares of the Company's common stock. The price at which options may be exercised cannot be less than the fair value of the shares at the date the options are awarded. On October 21, 1999, the Company awarded 240,000 options under the SOP to certain officers and directors of the Company. The exercise price of these options is $9.25 per share. The options become exercisable at a rate of 20% each year for five years after the date of the award and have a fixed maximum term of ten years.

6. SHARE REPURCHASE PLAN

On December 10, 1999 the Company announced a stock repurchase program to acquire up to 241,239 shares, or 5%, of the Company's common stock. During the quarter ended March 31, 2000 the Company purchased 100,000 shares of its common stock at an average cost of $8.75 per share. Since the program was announced, the Company has repurchased a total of 138,000 shares at a cost of $1.2 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets increased by $39.1 million, or 5.8%, to $719.8 million at March 31, 2000 from $680.7 million at June 30, 1999. The increase in total assets was primarily due to an increase in loans receivable. Loans receivable increased by $39.1 million, or 8.6%, to $496.2 million at March 31, 2000 from $457.1 million at June 30, 1999. Cash and interest-bearing deposits increased by $3.0 million, or 20.1%, to $18.1 million at March 31, 2000 from $15.1 million at June 30, 1999. The increase in cash was largely due to the addition of seven banking offices in central Iowa due to the MIFC acquisition. The balance of deferred tax assets increased by $1.8 million, or 152.3%, to $3.0 million at March 31, 2000 from $1.2 million at June 30, 1999, primarily due to an increase in the tax benefit related to unrealized holding losses in the Company's available-for-sale securities portfolio in the generally higher rate environment brought on by a series of Federal Reserve Board (FRB) rate hikes. In addition, the Company's investment in Federal Home Loan Bank (FHLB) stock increased by $835,000 during the current fiscal year period. The Company is required to maintain a certain level of FHLB stock as collateral for FHLB advances. Offsetting the increase in cash and other asset balances were decreases in the balance of investment securities, as management sought to increase the average balances of higher-yielding loans in response to demand in its market area. The balance of securities available for sale decreased by $3.2 million, or 2.6%, to $118.8 million at March 31, 2000 from $122.0 million at June 30, 1999. In addition, the balance of securities held to maturity decreased by $3.6 million, or 11.3%, to $28.4 million at March 31, 2000 from $32.0 million at June 30, 1999.

Deposits increased by $19.3 million, or 4.2%, to $483.5 million at March 31, 2000 from $464.2 million at June 30, 1999. The increase in deposits was partly due to approximately $10.0 million in semi-annual real estate tax receipts deposited at the end of the quarter by a local taxing authority. Advances from the Federal Home Loan Bank increased by $22.3 million, or 16.1%, to $160.9 million at March 31, 2000 from $138.6 million at June 30, 1999. The increase in deposits and FHLB advances funded the increase in loans receivable.

Total stockholders' equity decreased by $1.4 million to $66.9 million at March 31, 2000 from $68.3 million at June 30, 1999. Earnings totaled $3.6 million for the first nine months of the fiscal year. Largely offsetting the earnings for the period was a decrease of $2.4 million in other comprehensive income. This decrease was primarily due to an increase in unrealized losses in the Company's available-for-sale securities portfolio due to lower valuations for such securities in the generally higher interest rate environment. In December 1999 the Company commenced a share repurchase program to acquire approximately 241,000 shares, or 5%, of its outstanding common stock. Since the program was announced, the Company has repurchased 138,000 shares of its common stock at an average cost of $8.83 per share. In addition, the Company purchased 79,050 common shares at $9.00 per share for the First Federal Bankshares, Inc. 1999 Recognition and Retention Plan. Awards under the RRP totaled 73,000 shares. The remaining 6,050 RRP shares are held as treasury stock pending award.

LIQUIDITY

OTS regulations require that thrift institutions such as the Bank maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances and specified United States government, state or federal agency obligations) in each calendar quarter of not less than 4% of the average daily balance of its liquidity base (net withdrawable deposits plus short term borrowings) during the preceding quarter. For the quarter ended March 31, 2000 the Company's average liquidity position was $147.5 million, or 28.8% of its liquidity base for the preceding quarter.

CAPITAL
The Company's total equity decreased by $1.4 million to $66.9 million at
March 31, 2000 from $68.3  million at June 30, 1999.  The OTS requires  that the
Company  meet  minimum   tangible,   leverage  (core)  and  risk-based   capital
requirements. As of March 31, 2000 the Company was in compliance with all regulatory capital requirements. The Company's required, actual and excess capital levels as of March 31, 2000 were as follows:
                                                              Excess of
                                                              Actual Over
                       Required  % of       Actual    % of    Regulatory
                         Amount  Assets     Amount   Assets   Requirement
                         ------  ------     ------   ------   -----------
                                 (Dollars in thousands)
 Tangible Capital      $10,485   1.5%     $46,070     6.59%     $35,585
 Core Capital           27,960   4.0%      46,070     6.59%      18,110
 Risk-based Capital     31,795   8.0%      49,436    12.44%      17,641

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 and 1999

General. Net earnings increased by $175,000, or 17.7%, to $1.2 million for the three months ended March 31, 2000 from $1.0 million for the three months ended March 31, 1999. Diluted earnings per share totaled $.26 and $.21, respectively, for the three months ended March 31, 2000 and 1999. The acquisition of Mid-Iowa Financial Corp. (MIFC), effective April 13, 1999, was accounted for using the purchase method of accounting; therefore, the results of operations for the three months ended March 31, 1999 do not include MIFC results.

Interest Income. Interest income increased by $2.6 million, or 27.0%, to $12.2 million for the three months ended March 31, 2000 from $9.6 million for the three months ended March 31, 1999, largely due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by $142.2 million, or 27.8%, to $653.7 million for the three months ended March 31, 2000 from $511.5 million for the three months ended March 31, 1999. The increase in average balances of interest-earning assets was largely due to the acquisition of MIFC. The average yield on interest-earning assets decreased to 7.45% for the three months ended March 31, 2000 from 7.50% for the three months ended March 31, 1999, primarily due to lower yields on loans receivable and mortgage-backed securities and to changes in the mix of interest-earning assets. Investment securities, with generally lower yields than yields on loans receivable, made up 19.9% of interest-earning assets for the three months ended March 31, 2000 as compared to 14.3% of interest-earning assets for the three months ended March 31, 1999. The change in the mix of interest-earning assets was primarily due to the acquisition of MIFC. MIFC's investment portfolio totaled $46.1 million, or 29.7%, of MIFC's interest-earning assets on the effective date of the acquisition.

Interest income on loans for the three months ended March 31, 2000 increased by $1.6 million, or 20.8%, to $9.4 million for the three months ended March 31, 2000 from $7.8 million for the three months ended March 31, 1999. The increase in interest income on loans was primarily due to an increase of $89.0 million, or 22.3%, in the average balance of loans receivable, to $488.5 million for the three months ended March 31, 2000 from $399.5 million for the three months ended March 31, 1999. The increase in the average balance of loans receivable was due to originations of commercial real estate and commercial operating loans during the current year quarter and to growth related to the MIFC acquisition. The average yield on loans decreased to 7.73% for the three months ended March 31, 2000 from 7.83% for the three months ended March 31, 1999. The yield on loans receivable during the quarter ended March 31, 2000 was impacted by amortization of the purchase premium paid for MIFC loans that totaled $81,000 for the quarter.

Interest income on mortgage-backed securities for the three months ended March 31, 2000 increased by $19,000, or 3.8%, when compared to the three months ended March 31, 1999. The increase was due to an increase of $1.6 million, or 5.3%, in the average balance of mortgage-backed securities to $32.3 million for the three months ended March 31, 2000 from $30.7 million for the three months ended March 31, 1999. The average yield on mortgage-backed securities decreased to 6.51% for the three months ended March 31, 2000 from 6.60% for the three months ended March 31, 1999.

Interest income on investment securities increased by $999,000, or 85.1%, as the average balance of investment securities increased by $56.9 million, or 77.9%, to $129.9 million at March 31, 2000 from $73.0 million at March 31, 1999.
The increase in the average balance of investment securities was largely due to the acquisition of MIFC's investment portfolio. The average yield on investment securities increased by 27 basis points to 6.69% for the three months ended March 31, 2000 from 6.42% for the three months ended March 31, 1999.

Interest Expense. Interest expense increased by $2.0 million, or 34.9%, to $7.7 million for the three months ended March 31, 2000 from $5.7 million for the three months ended March 31, 1999. The average rate paid on interest-bearing liabilities increased by 24 basis points to 4.96% for the three months ended March 31, 2000 from 4.72% for the three months ended March 31, 1999.

Interest on deposits increased by $1.1 million, or 25.9%, to $5.1 million for the three months ended March 31, 2000 from $4.0 million for the three months ended March 31, 1999. The increase in interest on deposits was primarily due to an increase in the average balance of deposits as a result of the MIFC acquisition. The average balance of deposits increased by $75.7 million, or 20.4%, to $446.9 million at March 31, 2000 from $371.2 million at March 31, 1999. The increase in interest paid on deposits was also due to an increase of 20 basis points in the average cost of deposits to 4.59% for the three months ended March 31, 2000 from 4.39% for the three months ended March 31, 1999. Rates paid on deposit accounts were increased during the current year period in response to generally higher market rates resulting from the series of FRB rate increases starting in June 1999.

Interest on borrowings increased by $926,000, or 57.8%, to $2.5 million for the three months ended March 31, 2000 from $1.6 million for the three months ended March 31, 1999. The increase in interest on borrowings was primarily due to an increase in the average balance of advances. Average advance balances increased by $60.7 million, or 55.3%, to $170.5 million at March 31, 2000 from $109.8 million at March 31, 1999. The increase in interest expense was also due to an increase of 9 basis points in the average cost of borrowings to 5.93% for the three months ended March 31, 2000 from 5.84% for the three months ended March 31, 1999.

Net Interest Income. Net interest income increased by $605,000, or 15.4%, to $4.5 million for the three months ended March 31, 2000 from $3.9 million for the three months ended March 31, 1999. This increase was primarily due to an increase totaling $5.7 million in the average balance of interest-earning assets net of interest-bearing liabilities to $36.2 million at March 31, 2000 from $30.5 million at March 31, 1999. Partially offsetting the increases due to average balances was a decrease in the Company's interest rate spread. The Company's interest rate spread for the three months ended March 31, 2000 decreased by 29 basis points, or 10.4%, to 2.50% for the three months ended March 31, 2000 from 2.79% for the quarter ended March 31, 1999. The decrease in the interest rate spread resulted from an increase of 24 basis points in the cost of interest-bearing liabilities and a decrease of 5 basis points in the Company's yield on interest-earning assets.

Provision for Loan Loss. Provision for loan loss expense totaled $159,000 and $105,000, respectively, for the three months ended March 31, 2000 and 1999.
Provision for loan loss expense was increased due to increased loan volume, largely resulting from the MIFC acquisition. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses.

Noninterest Income. Noninterest income increased by $484,000, or 47.6%, to $1.5 million for the three months ended March 31, 2000 from $1.0 million for the three months ended March 31, 1999. Service charges and other fees increased by $113,000, or 20.3%, to $668,000 for the three months ended March 31, 2000 from $556,000 for the three months ended March 31, 1999. The increase in service charges and other fees was largely due to growth related to the MIFC acquisition and to increases in the number of commercial deposit account relationships. Additionally, fee schedule changes, which included several service fee increases, went into effect in June 1999. Income from other real estate-related activities increased by $136,000, or 70.5%, to $329,000 for the three months ended March 31, 2000 from $193,000 for the three months ended March 31, 1999. The increase in real estate-related income was primarily due to income from the real estate brokerage company acquired in the merger with MIFC. Noninterest income also increased due to recognition of a $43,000 gain on sale of developed lots and a $90,000 gain on the sale of properties previously held for office expansion during the three months ended March 31, 2000. Other income increased by $180,000, or 101.6%, to $357,000 for the three months ended March 31, 2000 from $177,000 for the three months ended March 31, 1999 largely due to earnings in the Company's non-bank subsidiaries. During the three months ended March 31, 2000, gain on sale of loans held for sale decreased by $47,000, or 78.9%, when compared to the same quarter of 1999 due to a continuing slowdown in mortgage activity related to rising mortgage interest rates.

Noninterest expense. Noninterest expense increased by $780,000, or 23.8%, to $4.1 million for the three months ended March 31, 2000 from $3.3 million for the three months ended March 31, 1999. Compensation and benefits expense increased by $373,000, or 19.9%, to $2.2 million for the three months ended March 31, 2000 from $1.9 million for the three months ended March 31, 1999. Staff increased by 23 full-time-equivalent employees, or 11.9%, to 216 employees at March 31, 2000 from 193 employees at March 31, 1999. In addition, compensation expense related to the 1999 RRP approved in October 1999, totaled $81,000 for the three months ended March 31, 2000.

Office property and equipment expense increased by $102,000, or 22.0%, over the prior year, partially due to the completion of a new office building in Grinnell, Iowa and to the addition of the seven MIFC offices. Deposit insurance premium expense and advertising expense decreased by $35,000, or 58.5%, and $39,000, or 27.5%, respectively, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The deposit insurance premium annual rate decreased to 2.1% per hundred for the quarter ended March 31, 2000 from an annual rate of 6.1% per hundred for the quarter ended March 31, 1999. Due to this rate decrease the Company's deposit insurance premium cost decreased in spite of the increase in deposits resulting from the MIFC acquisition.
Amortization of intangibles increased by $157,000 to $243,000 for the three months ended March 31, 2000 from $86,000 for the three months ended March 31, 1999 due to amortization of the goodwill related to the MIFC acquisition that closed in April 1999. Other general and administrative expenses increased by $212,000, or 38.2%, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, largely due to noninterest expenses of the real estate brokerage company acquired from MIFC.

Net earnings and income tax expense. Net earnings before income taxes increased by $256,000, or 16.5%, to $1.8 million for the three months ended March 31, 2000, from $1.6 million for the three months ended March 31, 1999. Income tax expense increased by $81,000, or 14.4%, to $644,000 for the three months ended March 31, 2000 from $563,000 for the three months ended March 31, 1999.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
MARCH 31, 2000 and 1999

General. Net earnings totaled $3.6 million, or $.79 per diluted share, for the nine months ended March 31, 2000 as compared to net earnings totaling $3.5 million, or $.73 per diluted share, for the nine months ended March 31, 1999. The acquisition of MIFC was accounted for using the purchase method of accounting; therefore, the results of operations for the nine months ended March 31, 1999 do not include MIFC results.

Interest Income. Interest income increased by $5.8 million, or 19.4%, to $35.5 million for the nine months ended March 31, 2000 from $29.7 million for the nine months ended March 31, 1999, largely due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by $119.5 million, or 23.0%, to $639.8 million for the nine months ended March 31, 2000 from $520.3 million for the nine months ended March 31, 1999. The increase in average balances of interest-earning assets was primarily due to the acquisition of MIFC. The average yield on interest-earning assets decreased to 7.40% for the nine months ended March 31, 2000 from 7.62% for the nine months ended March 31, 1999, primarily due to lower yields on loans receivable and mortgage-backed securities and to changes in the mix of interest-earning assets. Investment securities, with generally lower yields than yields on loans receivable, made up 19.9% of interest-earning assets for the nine months ended March 31, 2000 as compared to 15.0% of interest-earning assets for the nine months ended March 31, 1999. The change in the mix of interest-earning assets was primarily due to the acquisition of MIFC.

Interest income on loans for the nine months ended March 31, 2000 increased by $3.3 million, or 13.6%, to $27.3 million for the nine months ended March 31, 2000 from $24.0 million for the nine months ended March 31, 1999. The increase in interest income on loans was primarily due to an increase of $69.2 million, or 17.1%, in the average balance of loans receivable, to $473.4 million for the nine months ended March 31, 2000 from $404.2 million for the nine months ended March 31, 1999. The average yield on loans decreased to 7.69% for the nine months ended March 31, 2000 from 7.93% for the nine months ended March 31, 1999.

Interest income on mortgage-backed securities for the nine months ended March 31, 2000 increased by $55,000, or 3.3%, when compared to the nine months ended March 31, 1999. The increase was due to an increase of $2.5 million, or 7.3%, in the average balance of mortgage-backed securities to $36.1 million for the nine months ended March 31, 2000 from $33.6 million for the nine months ended March 31, 1999. The average yield on mortgage-backed securities decreased to 6.44% for the nine months ended March 31, 2000 from 6.69% for the nine months ended March 31, 1999.

Interest income on investment securities increased by $2.5 million, or 64.1%, as the average balance of investment securities increased by $48.8 million, or 62.4%, to $127.1 million at March 31, 2000 from $78.3 million at March 31, 1999. The average yield on investment securities increased by 7 basis points to 6.61% for the nine months ended March 31, 2000 from 6.54% for the nine months ended March 31, 1999.

Interest Expense. Interest expense increased by $3.8 million, or 21.2%, to $21.9 million for the nine months ended March 31, 2000 from $18.1 million for the nine months ended March 31, 1999. The average rate paid on interest-bearing liabilities decreased by 7 basis points to 4.85% for the nine months ended March 31, 2000 from 4.92% for the nine months ended March 31, 1999.

Interest on deposits increased by $2.1 million, or 15.7%, to $15.1 million for the nine months ended March 31, 2000 from $13.0 million for the nine months ended March 31, 1999. The increase in interest on deposits was primarily due to an increase in the average balance of deposits as a result of the MIFC acquisition. The average balance of deposits increased by $70.0 million, or 18.5%, to $447.3 million at March 31, 2000 from $377.3 million at March 31, 1999. The increase in interest paid on deposits due to increased average balances was partly offset by an 11 basis point decrease in the average cost of deposits to 4.50% for the nine months ended March 31, 2000 from 4.61% for the nine months ended March 31, 1999.

Interest on borrowings increased by $1.8 million, or 35.4%, to $6.8 million for the nine months ended March 31, 2000 from $5.0 million for the nine months ended March 31, 1999. The increase in interest on borrowings was primarily due to an increase in the average balance of advances. Average advance balances increased by $41.5 million, or 36.9%, to $154.2 million at March 31, 2000 from $112.7 million at March 31, 1999. The increase in interest expense due to increased advance balances was partly offset by a decrease of 6 basis points in the average cost of borrowings to 5.89% for the nine months ended March 31, 2000 from 5.95% for the nine months ended March 31, 1999.

Net Interest Income. Net interest income increased by $1.9 million, or 16.6%, to $13.6 million for the nine months ended March 31, 2000 from $11.7 million for the nine months ended March 31, 1999. The Company's interest rate spread for the nine months ended March 31, 2000 decreased by 16 basis points, or 5.9%, to 2.54% from 2.70% for the nine months ended March 31, 1999.

Provision for Loan Loss. Provision for loan loss expense totaled $399,000 and $255,000, respectively, for the nine months ended March 31, 2000 and 1999.

Noninterest Income. Noninterest income increased by $822,000, or 20.3%, to $4.9 million for the nine months ended March 31, 2000 from $4.1 million for the nine months ended March 31, 1999. Service charges and other fees increased by $614,000, or 40.5%, to $2.1 million for the nine months ended March 31, 2000 from $1.5 million for the nine months ended March 31, 1999. The increase in service charges and other fees was largely due to growth related to the MIFC acquisition. Gains on the sale of real estate owned and held for development totaled $404,000 and $41,000, respectively, for the nine months ended March 31, 2000 and 1999. In addition, a gain on sale of fixed assets totaling $107,000 for the nine months ended March 31, 2000 compared to a loss on sale of fixed assets totaling $10,000 for the nine months ended March 31, 1999. Income from other real estate-related activities increased by $512,000, or 93.3%, to $1.1 million for the nine months ended March 31, 2000 from $549,000 for the nine months ended March 31, 1999. The increase in real estate-related income was primarily due to earnings from the real estate brokerage company acquired in the merger with MIFC. Other income increased by $458,000, or 74.4%, to $1.1 million for the nine months ended March 31, 2000 from $616,000 for the nine months ended March 31, 1999 largely due to earnings in the Company's non-bank subsidiaries. During the nine months ended March 31, 2000, gain on sale of loans held for sale decreased by $95,000, or 40.9%, when compared to the same period of 1999, reflecting the slowdown in mortgage activity due to higher mortgage interest rates. The increases in noninterest income during the nine months ended March 31, 2000, when compared to the nine months ended March 31, 1999, more than offset the $1.1 million gain on sale of branch deposits that was recorded during the nine months ended March 31, 1999.

Noninterest expense. Noninterest expense increased by $2.5 million, or 24.7%, to $12.5 million for the nine months ended March 31, 2000 from $10.0 million for the nine months ended March 31, 1999. Compensation and benefits expense increased by $1.2 million, or 21.7%, to $6.7 million for the nine months ended March 31, 2000 from $5.5 million for the nine months ended March 31, 1999.

Office property and equipment expense increased by $377,000, or 28.1%, over the prior year. Deposit insurance premium expense and advertising expense decreased by $13,000 and $67,000, respectively, for the nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999. Amortization of intangibles increased by $480,000 to $738,000 for the nine months ended March 31, 2000 from $258,000 for the nine months ended March 31, 1999 due to amortization of the goodwill related to the MIFC acquisition that commenced in April 1999. Data processing expense increased by $37,000, or 12.4%, to $333,000 for the nine months ended March 31, 2000 from $296,000 for the nine months ended March 31, 1999. Other general and administrative expenses increased by $452,000, or 23.0%, for the nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999. The increase in other noninterest expense was largely due to noninterest expenses of the MIFC real estate brokerage firm.

Net earnings and income tax expense. Net earnings before income taxes totaled $5.6 million for the nine months ended March 31, 2000 as compared to $5.4 million for the nine months ended March 31, 1999. Income tax expense totaled $2.0 million for each of the nine-month periods ended March 31, 2000 and 1999. The Company's effective tax rate decreased to 35.1% for the nine months ended March 31, 2000 from 36.4% for the nine months ended March 31, 1999 partially due to increased balances in the Company's tax-exempt investment portfolio during the nine months ended March 31, 2000 as compared to the same period in 1999.



RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is scheduled to be effective for the Company for the year beginning July 1, 2000. This statement requires recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses from derivatives to offset related results on the hedged item in the income statement and requires a company to formally document, designate and assess the effectiveness of transactions for which hedge accounting is applied. The impact the adoption of SFAS No. 133 will have on the Company's financial statements has not been determined. The Company expects to adopt SFAS NO. 133 when required.

PART II. OTHER INFORMATION

Legal Proceedings.

   There are various claims and lawsuits in which the Registrant is periodically involved incidental to the Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.Submission of Matters to a Vote of Security Holders.
   No matters were submitted to a vote of security holders during the period covered by this report.


Exhibits and Reports on Form 8-K.

(a)   Exhibits

      none


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


                                             FIRST FEDERAL BANKSHARES, INC.



         DATE:  May 10, 2000                 BY: /s/ Barry E. Backhaus
                                                 ---------------------
                                                 Barry E. Backhaus
                                                 President and
                                                 Chief Executive Officer



         DATE:  May 10, 2000                 BY: /s/ Katherine Bousquet
                                                 ----------------------
                                                 Katherine Bousquet
                                                 Chief Financial Officer