Form 10-K
period 2000-06-30
FIRST FEDERAL BANKSHARES INC
filed 2000-09-28
CIK 1075348

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED]

        For the Fiscal Year Ended June 30, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED]

        For the transition period from _________ to _________


                         Commission File Number 0-25509


                         FIRST FEDERAL BANKSHARES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   42-1485449
-----------------------------------            ---------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification Number)

     329 Pierce Street, Sioux City, Iowa                  51101
     -----------------------------------                ----------
  (Address of Principal Executive Offices)               Zip Code

                                 (712) 277-0200
                        --------------------------------
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:    None

Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
         YES  [X]      NO [_]


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

         As of September 13, 2000, there were issued and outstanding 4,690,161 shares of the Registrant's Common Stock.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price, as reported by the NASDAQ National Market, on September 13, 2000 was $36,235,156. This amount does not include shares held by the Bank's Employee Stock Ownership Plan and by officers and directors.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Part II of Form 10-K--Annual Report to Stockholders for the fiscal year ended June 30, 2000.

2. Part III of Form 10-K--Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                     PART I

ITEM 1     BUSINESS

General

         First Federal Bankshares, Inc.

         First Federal Bankshares, Inc. (the "Company" or the "Registrant") is a Delaware corporation that serves as the holding company for First Federal Bank, a federally-chartered stock savings bank headquartered in Sioux City, Iowa (the "Bank"). As of June 30, 2000, the Company owned 100% of the Bank's common stock, and currently the Company engages in no other significant activities beyond its ownership of such common stock. Consequently, its net income is derived primarily from the Bank's operation.

         Prior to April 13, 1999, the Bank's common stock was owned approximately 53.49% by First Federal Bankshares, M.H.C. (the "Mutual Holding Company") and 46.51% by public stockholders. On April 13, 1999, pursuant to a Plan of Conversion and Reorganization, and after a series of transactions, the Company was formed to own all of the capital stock of the Bank, and the Company sold the ownership interest in the Bank previously held by the Mutual Holding Company to the public in a subscription offering that resulted in net cash proceeds of approximately $23 million. Public stockholders of the Bank had their shares exchanged into 2,182,807 shares of common stock of the Company (representing an exchange ratio of 1.64696 shares of Company common stock for each share of Bank common stock). The Mutual Holding Company ceased to exist following the reorganization. The reorganization was accounted for in a manner similar to a pooling of interests and did not result in any significant accounting adjustments. As a result of the reorganization, the consolidated financial statements for prior periods have been restated to reflect the changes in the par value of common stock from $1.00 per share (for the Bank's common stock) to $0.01 per share (for the Company's common stock). At June 30, 2000, the Company had total assets of $723.4 million, total deposits of $471.6 million and stockholders' equity of $68.1 million.

         The Company's principal executive office is located at 329 Pierce Street, Sioux City, Iowa 51101 and its telephone number at that address is (712) 277-0200.

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

         The  Bank  is  a  community-oriented   financial  institution  offering
traditional financial services to its local community. The Bank's primary lending area includes mid- and northwest-Iowa and contiguous portions of Nebraska and South Dakota. The Bank's primary lending activity involves the origination of fixed rate and adjustable rate mortgage ("ARM") loans secured by single family residential, multi-family residential and non-residential real estate. Fixed rate mortgage loans are originated primarily for sale in the secondary market on a servicing-released basis, while ARM loans are retained in the Bank's portfolio. To a lesser extent, the Bank makes second mortgage loans secured by the borrower's principal residence and other types of consumer loans such as auto loans and home improvement loans. In addition, the Bank invests in mortgage-backed securities issued or guaranteed by Fannie Mae ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Government National Mortgage Association ("GNMA"), and in securities issued by the United States Government and agencies thereof.

         The Bank conducts operations through its main office in Sioux City, Iowa, and its 18 branch offices in northwest and central Iowa and northeast Nebraska.

         The Bank's principal executive office is located at 329 Pierce Street, Sioux City, Iowa 51101, and its telephone number at that address is (712) 277-0200.

Forward Looking Statements

         This Annual Report on Form 10-K may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "expect",
"intend", "may", and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward- looking statements contained herein. These forward-looking statements are based largely on the expectations of the Registrant or the Registrant's management and are subject to a number of risks and uncertainties, including but not limited to economic, competitive, regulatory, and other factors affecting the Registrant's operations, markets, products and services, as well as expansion strategies and other factors discussed elsewhere in this report filed by the Registrant with the Securities and Exchange Commission. Many of these factors are beyond the Registrant's control.

Market Area

         The Registrant conducts operations through its main office in Sioux City, Iowa, which is located on the western border of Iowa, and its 18 branch offices in northwest and central Iowa and northeast Nebraska. The Company gained access to the central Iowa market area after its acquisition in March 1998 of GFS Bancorp, Inc. Grinnell is located in Poweshiek County, fifty-five miles east of Des Moines, Iowa, the state capital and largest metropolitan area. The Company expanded its presence in the central Iowa market area after its acquisition in April 1999 of Mid-Iowa Financial Corp. headquartered in Newton, Iowa, which is located 35 miles east of Des Moines, Iowa. Mid-Iowa Financial Corp. was the parent company of Mid-Iowa Savings Bank with six offices in Jasper County, Iowa and an office in West Des Moines, Iowa. The population of Sioux City, Grinnell and Newton is approximately 85,000, 9,000 and 15,000, respectively. The total population of the Registrant's primary market area is approximately 450,000. Most employment in the Registrant's primary market area is in agriculture and agriculture- related industries, but also includes significant manufacturing and service businesses. Major employers in the northwest Iowa primary market area, which includes contiguous portions of Nebraska and South Dakota, include Iowa Beef Processors, MCI Telemarketing, Sioux Honey Association, Wells Dairy, Interbake Foods, Gateway 2000, Great West Casualty, the 185th Fighter Group of the Iowa Air National Guard, Mercy Medical Center, St. Luke's Regional Medical Center, American Identity and Diamond Vogel Paint. Major employers in the central Iowa primary market area include Grinnell College, Grinnell Mutual Insurance Company, GTE, Grinnell Regional Medical Center, Donaldson Company, Maytag Corporation, Skiff Medical Center, Newton Manufacturing, the Vernon Company, Cline Tool and Service Company, Thombert, Inc. and Walmart.

         The Registrant's business and operating results are significantly affected by the general economic conditions prevalent in its primary market area. The Registrant's primary market area is projected to experience only moderate population growth for the foreseeable future.

Lending Activities

         General. Historically, the principal lending activity of the Registrant has been the origination or purchase of mortgage loans secured by one- to four-family residential properties. The Registrant also originates loans secured by commercial real estate and multi-family units and purchases participation interests in multi-family loans and commercial real estate loans originated by other lenders in the midwest. Multi-family and commercial real estate loans totaled $109.0 million, $72.1 million and $58.4 million, respectively, at June 30, 2000, 1999 and 1998. In recent years, the Registrant has increased its consumer lending activities to broaden services offered to customers and to improve the Registrant's interest rate risk exposure.

         The Registrant has sought to make its interest earning assets more interest rate sensitive by actively originating and purchasing variable rate loans, such as ARM loans, adjustable rate second mortgage loans and medium-term consumer loans. The Registrant also purchases mortgage-backed securities with adjustable rates. At June 30, 2000 approximately $236.8 million or 43.9% of the Registrant's total loan and mortgage-backed securities portfolio had variable interest rates.

         The Registrant actively originates fixed rate mortgage loans, generally with 10 to 30 year terms to maturity secured by one- to four-family residential properties. One- to four-family fixed rate loans generally are originated and underwritten for resale in the secondary mortgage market. The Registrant also actively originates loans insured or guaranteed by the United States Government or agencies thereof, such as VA, Rural Development and FHA loans. The Registrant also originates interim construction loans on one- to four-family residential properties and construction loans on commercial real estate and multi-family units.

         Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Registrant's loan portfolio, by type of loan on the dates indicated.

                                                                      At June 30,
                                      --------------------------------------------------------------------------
                                               2000                      1999                      1998
                                      ----------------------    ----------------------    ----------------------
                                       Amount       Percent       Amount       Percent      Amount       Percent
                                      ---------    ---------    ---------    ---------    ---------     --------
                                                                (Dollars in Thousands)
Residential real estate:
  One- to four-family units (1).....  $ 325,057      64.36%     $ 326,126      71.36%     $ 301,415      74.46%
  Multi-family dwelling units (2)...     54,455      10.78         40,974       8.96         43,146      10.66
Commercial real estate (3)..........     54,594      10.81         31,158       6.82         15,294       3.78
Commercial loans ...................      8,533       1.69          6,193       1.35          1,798       0.44
Home equity and second mortgage.....     35,695       7.07         32,315       7.07         21,682       5.36
Auto loans..........................     13,801       2.73         13,603       2.98         16,417       4.06
Loans on deposits...................        659       0.13            616       0.13            584       0.14
Other non-mortgage loans (4)........     16,887       3.34         10,400       2.28          8,619       2.12
                                      ---------    -------      ---------    -------      ---------     ------
    Total...........................  $ 509,681     100.91%     $ 461,385     100.95%     $ 408,955     101.02%
                                      ---------    -------      ---------    -------      ---------     ------

Less
  Allowance for loan losses.........     (3,394)     (0.67)        (3,135)     (0.69)        (2,607)     (0.64)
  Loans in process..................       (550)     (0.11)          (942)     (0.21)          (875)     (0.22)
  Net unearned premiums on loans....      1,684       0.33          1,995       0.44          1,483       0.37
  Deferred loan fees................     (2,331)     (0.46)        (2,245)     (0.49)        (2,156)     (0.53)
                                      ---------    -------      ---------    -------      ---------     ------
     Total loans, net...............  $ 505,090     100.00%     $ 457,058     100.00%     $ 404,800     100.00%
                                      =========    =======      =========    =======      =========     ======


----------------

(1)   Includes construction loans on one-to four-family units.
(2)   Includes construction loans on multi-family dwelling units.
(3)   Includes construction loans on commercial real estate.
(4) Includes other secured non-mortgage loans, home improvement loans, credit card loans, education loans and unsecured personal loans.

      Loan and Mortgage-Backed Securities Maturity Schedule. The following table sets forth certain information as of June 30, 2000, regarding the dollar amount of loans and mortgage-backed securities maturing in the Registrant's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due. Fixed rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.



                                                               One          Three        Five           Ten       Beyond
                                                Within       Through       Through     Through       Through      Twenty
                                               One Year    Three Years   Five Years   Ten Years    Twenty Years    Years     Total
                                             -----------  ------------  ------------ ----------   ------------   ---------  --------
                                                                                (In Thousands)
First mortgage loans:
  One- to four-family residences:
    Adjustable..............................   $  49,987        43,824       23,095      21,310          --          --     138,216
    Fixed...................................       7,606         2,792        4,225      52,914      98,741      20,563     186,841
                                               ---------    ----------    ---------    --------    --------    --------   ---------
    Total one- to four-family...............      57,593        46,616       27,320      74,224      98,741      20,563     325,057

  Multi-family and commercial real estate:
    Adjustable..............................      32,978        30,771        8,741          --          --          --      72,490
    Fixed...................................      20,574         8,199        1,281       4,798       1,497         210      36,559
                                               ---------    ----------    ---------    --------    --------    --------   ---------
    Total multi-family and commercial.......      53,552        38,970       10,022       4,798       1,497         210     109,049

Commercial loans:
    Adjustable..............................       4,843           105          226          --          --          --       5,174
    Fixed...................................       1,938           575          442         384          20          --       3,359
                                               ---------    ----------    ---------    --------    --------    --------   ---------
    Total commercial loans..................       6,781           680          668         384          20          --       8,533

Consumer loans and other non-mortgage loans:
    Adjustable..............................       4,784            --           --          --          --          --       4,784
    Fixed...................................       4,008        13,273       20,724      18,876       4,826         551      62,258
                                               ---------    ----------    ---------    --------    --------    --------   ---------
    Total consumer loans and other
      non-mortgage loans....................       8,792        13,273       20,724      18,876       4,826         551      67,042
                                               ---------    ----------    ---------    --------    --------    --------   ---------

    Total loans receivable..................   $ 126,718    $   99,539    $  58,734    $ 98,282    $ 05,084    $ 21,324   $ 509,681
                                               =========    ==========    =========    ========    ========    ========   =========

Mortgage-backed securities (MBS):
  Fixed-rate MBS - held to maturity.........   $      --    $      996    $   1,338    $  3,998    $  5,878    $    893   $  13,103
  Adjustable-rate MBS - available
    for sale................................      15,563           622           --          --          --          --      16,185
                                               ---------    ----------    ---------    --------    --------    --------   ---------
Total mortgage-backed securities............   $  15,563    $    1,618    $   1,338    $  3,998    $  5,878    $    893   $  29,288
                                               =========    ==========    =========    ========    ========    ========   =========

         The following table sets forth the dollar amount of all loans maturing or repricing after June 30, 2001 which have predetermined interest rates and have floating or adjustable interest rates.


                                                      Floating or
                                    Predetermined      Adjustable
                                        Rates            Rates          Total
                                     ----------     -------------    -----------
                                                    (In thousands)
Real estate mortgage:
   One- to four-family...........    $ 179,235      $   88,229     $   267,464
   Other mortgage loans..........       15,985          39,512          55,497
Commercial loans.................        1,421             331           1,752
Consumer.........................       58,250              --          58,250
                                     ---------      ----------     -----------
     Total.......................    $ 254,891      $  128,072     $   382,963
                                     =========      =---------     ===========


         Residential Real Estate Loans. The Registrant's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Registrant's primary market area. The majority of the Registrant's residential mortgage loans consists of loans secured by owner-occupied, single-family residences. The Registrant generally has limited its real estate loan originations to properties within its primary market area. However, the Registrant also purchases whole loans originated by others, with an emphasis on single-family ARM loans having interest rate caps generally of 2% annually and 5% over the life of the loan and with margins over various indexes ranging from 180 to 275 basis points depending on the index. During the three-year period through June 30, 2000, the Registrant purchased approximately $14.9 million of one- to four-family residential loans. One-to-four family loans purchased outside of the Registrant's primary lending area totaled approximately $39.9 million at June 30, 2000 and include approximately $32.6 million of loans that are geographically distributed in the midwestern United States. The remaining loans are scattered throughout the United States with the largest geographic concentrations including Connecticut with $2.3 million, Georgia with $1.0 million and Arizona with approximately $1.1 million.

         The delinquency rate on purchased loans and on loans originated by the Registrant was 1.0% and 0.3%, respectively, at June 30, 2000. Loans purchased primarily consist of single-family residential loans secured by properties located in the Midwest. Management attributes the low delinquency rates to the current relative strength of the economy in the Midwest. The Registrant purchases loans from other institutions as market conditions permit in order to reduce the Registrant's overall credit risk by increasing geographical diversity and to supplement its loan portfolio in periods of weaker local demand.

         At June 30, 2000, the Registrant had $325.1 million, or 63.8%, of its total loan portfolio invested in first mortgage loans secured by one-to four-family residences.

         The Registrant currently offers residential mortgage loans for terms ranging from 10 to 30 years, and with adjustable or fixed interest rates. Origination of fixed rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Registrant's interest rate GAP position and loan products offered by the Registrant's competitors. During fiscal 2000, one-to four- family residential ARM loans increased by $15.9 million, or 13.0%, to $138.2 million from $122.3 million in fiscal 1999 as borrowers chose ARM loans with generally lower starting rates than fixed-rate products in the generally higher interest rate environment.

         The Registrant's long-term fixed rate loans generally are originated and underwritten for resale in the secondary mortgage market. Whether the Registrant can or will sell fixed rate loans to the secondary market, however, depends on a number of factors including the yield on the loan and the term of the loan, market conditions and the Registrant's current GAP position. For example, fixed rate loans with terms less than 15 years are likely to be retained by the Registrant. Moreover, the Registrant is more likely to retain fixed rate loan originations if its one year GAP is positive. The Registrant generally sells long-term, fixed-rate loans at origination, servicing-released. Servicing release premium is determined at loan closing, thus assuring the profit at current market rates. The Registrant's fixed rate mortgage loans are amortized on a monthly basis with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

         The Registrant's ARM loans generally adjust annually with interest rate adjustment limitations ranging from one to two percentage points per year and with a cap on total rate increases over the life of the loan. The Registrant has used different interest indexes for ARM loans, such as the one-year Treasury Constant Maturity, the Monthly National Median Cost of Funds, the National Average Contract Rate for Previously Occupied Homes and the Eleventh District Cost of Funds. The Registrant also has purchased ARM loans with various interest rate indexes. Consequently, the interest rate adjustments on the Registrant's portfolio of ARM loans do not reflect changes in a particular interest rate index.

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

         Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. The Registrant's lending policies, however, generally limit the maximum loan-to-value ratio on both fixed rate and ARM loans to 85% of the lesser of the appraised value or the purchase price of the property to serve as security for the loan.

         The Registrant occasionally makes real estate loans with loan-to-value ratios in excess of 80%. For real estate loans with loan-to-value ratios of between 80% and 97%, the Registrant requires the first 12% to 20% of the loan to be covered by private mortgage insurance. For real estate loans with loan-to-value ratios of between 90% and 97%, the Registrant requires private mortgage insurance to cover the first 25% to 30% of the loan amount. The Registrant requires fire and casualty insurance, as well as title insurance or an opinion of counsel regarding good title, on all properties securing real estate loans made by the Registrant.

         Construction Loans. The Registrant originates loans to finance the construction of single family residential property. However, construction lending is not a significant part of the Registrant's overall lending activities because of the low level of new home construction in the Registrant's primary market area. At June 30, 2000, the Registrant had $2.1 million, or 0.4%, of its total loan portfolio invested in interim construction loans. Loans for construction of single family residential property are made with either adjustable or fixed rate terms. A construction loan fee of $400 is charged for each loan. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are structured to be converted to permanent loans originated by the Registrant at the end of the construction period, which is generally six months, not to exceed 12 months.

         The Registrant's commercial loan department also originates loans for construction to contractors and entrepreneurs. These loans include loans for the construction of single-family dwellings for speculation or customized building, apartment buildings, condominiums, nonresidential structures, and loans for the renovation of existing structures. Commercial department construction loans generally have fixed rates and proceeds are disbursed in increments as construction progresses subject to inspections. Loans for the construction of single-family spec homes are generally paid off at the maturity of the construction loan. Construction loans on commercial real estate are often structured to convert to permanent loans originated by the Registrant at the end of the construction period, which is generally 12 to 24 months. Less frequently, loans on commercial real estate projects are structured to cover the construction period only. At June 30, 2000, the Registrant had $4.3 million, or 0.9%; $8.7 million, or 1.7%; and $1.2 million, or .2%, respectively, of its total loan portfolio invested in loans for the construction of single-family speculation units, multi-family residential properties and nonresidential properties.

         Multi-Family Residential Real Estate Loans. Loans secured by multi-family real estate constituted $54.5 million or 10.8% of the Registrant's total loan portfolio at June 30, 2000, compared to $41.0 million or 9.0% of the Registrant's total loan portfolio at June 30, 1999 and $43.1 million, or 10.7% of the total loan portfolio at June 30, 1998. The Registrant's multi-family real estate loans are secured by multi-family residences, such as apartment buildings. At June 30, 2000, 28.5% of the Registrant's multi-family loans were secured by properties located within the Registrant's market area. At June 30, 2000, the Registrant's multi- family real estate loans had an average balance of $284,000. The terms of each multi-family loan are negotiated on a case by case basis, although such loans typically have adjustable interest rates tied to a market index or fixed rates to amortize over 10 to 20 years with a three to ten year balloon.

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

         Commercial Real Estate Loans. Loans secured by commercial real estate constituted $54.6 million, or 10.8%, of the Registrant's total loan portfolio at June 30, 2000. By comparison, commercial real estate loans totaled $31.2 million, or 6.8%, and $15.3 million, or 3.8%, at June 30, 1999 and 1998, respectively. The Registrant's commercial real estate loans are secured by improved property such as offices, small business facilities, and other non-residential buildings. Of the improved properties securing such commercial real estate loans at June 30, 2000, 37.3% were located within the Registrant's primary market area. Commercial real estate loans are offered with fixed and adjustable interest rates.

         The Registrant's policy is to limit commercial real estate loans to principal balances not exceeding its loan-to-one borrower limit. At June 30, 2000, the Registrant's largest commercial real estate borrower had an aggregate principal outstanding balance of $7.3 million, which balance was within the Registrant's loan-to- one borrower limit. The outstanding balance for this borrower included loans secured by commercial real estate used for combination multi-family residential and non-residential purposes.

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

         Commercial Loans. The Registrant makes commercial loans primarily in its market area to a variety of professionals, sole proprietorships and small- to medium-sized businesses. At June 30, 2000, commercial loans constituted $8.5 million, or 1.7%, of the Registrant's total loan portfolio, compared to $6.2 million, or 1.4% of the Registrant's total loan portfolio at June 30, 1999 and $1.8 million, or 0.4% of the total loan portfolio at June 30, 1998. The Registrant offers term loans for fixed assets and working capital, revolving lines of credit, letters of credit and Small Business Administration guaranteed loans. Commercial term loans are generally offered with initial fixed rates of interest for the first 3 to 5 years and with terms of up to 10 years. Business lines of credit have floating rates of interest and are payable on demand, subject to annual review and renewal. Commercial loans with variable rates of interest are generally indexed to the highest prime rate as published daily in the Wall Street Journal.

         When making commercial loans, the Registrant considers the financial statements of the borrower, the Registrant's lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if any. Commercial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and are generally supported by personal guarantees.

         Commercial loans also generally are considered to involve more risk than one- to four-family residential real estate loans. Because commercial loans often depend on the successful operation or management of the business, repayment of such loans may be affected by adverse conditions in the economy. Moreover, commercial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business, and, therefore, depend substantially on the success of the business itself. Any collateral securing commercial loans may depreciate over time, may be difficult to appraise and to liquidate, and may fluctuate in value.

         Consumer Loans. Federal savings associations are authorized to make secured and unsecured consumer loans in an aggregate amount up to 35% of their assets. In addition, the Registrant has lending authority above the 35% category for certain consumer loans, such as second mortgage, home property improvement loans, mobile home loans and loans secured by savings accounts.

         As of June 30, 2000, consumer loans totaled $67.0 million, or 13.3% of the Registrant's total loan portfolio compared to $56.9 million, or 12.5%, and $47.3 million, or 11.7%, respectively at June 30, 1999 and 1998. The principal types of consumer loans offered by the Registrant are second mortgage loans, auto loans, home improvement loans, credit card loans, unsecured loans and loans secured by deposit accounts. Consumer loans are offered primarily on a fixed rate basis, and at June 30, 2000 had an average maturity of 67 months. The Registrant's home equity loans, second mortgage loans, and home improvement loans, are generally secured by the borrower's principal residence. At June 30, 2000, home equity loans, second mortgage loans, and home improvement loans, totaled $36.0 million, or 53.7% of consumer loans.

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

         The Registrant's consumer loan portfolio increased from $42.4 million at June 30, 1997 to $67.0 million at June 30, 2000. It is expected that the Registrant's consumer loan portfolio will continue to grow during the foreseeable future, and is expected to range between 10% and 15% of assets. Consumer loans tend to have higher interest rates than residential mortgage loans, but also tend to have a higher risk of default than one-to four-family residential mortgage loans. See "Non-Performing Assets and Asset Classification" for information regarding the Registrant's loan loss experience and reserve policy.

         Mortgage-Backed Securities. The Registrant also invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof in order to reduce interest rate risk exposure and improve liquidity. These securities, which consist primarily of mortgage-backed securities issued or guaranteed by FNMA, FHLMC and GNMA, totaled $29.3 million at June 30, 2000. The Registrant's objective in investing in mortgage-backed securities varies from time to time depending upon market interest rates, local mortgage loan demand, and the Registrant's level of liquidity. The Registrant's fixed-rate mortgage-backed securities are held for investment, and management has the intent and ability to hold such securities on a long-term basis or to maturity. Adjustable rate MBS are available for sale and are carried at estimated fair value. Mortgage-backed securities have lower credit risk than direct loans because principal and interest on the securities are either insured or guaranteed by the United States Government or agencies thereof.

         Loan Solicitation and Processing. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers. Upon receipt of a loan application, a credit report is obtained to verify specific information relating to the applicant's credit standing. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is made by an independent appraiser approved by the Registrant. A loan application file is first reviewed by an underwriter in the Registrant's loan department who checks applications for accuracy and completeness, and verifies the information provided. The loan is then reviewed by at least one person of a seven-person loan committee. One- to four-family residential mortgage loans with principal balances in excess of $500,000 and multi-family and commercial real estate loans with principal balances in excess of $1.5 million must be submitted by the loan department directly to the loan committee of the Board of Directors for approval. Approvals subsequently are ratified by the full Board of Directors. Fire and casualty insurance are required at the time the loan is made and throughout the term of the loan. Once the loan is approved a loan commitment is promptly issued to the borrower.

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

         Loan Originations, Purchases and Sales. Approximately 87.7% of total loans in the Registrant's portfolio at June 30, 2000 were originated by the Registrant or purchased through a Madison, Wisconsin mortgage banking relationship described below. The Registrant is actively involved in the origination and underwriting of the loans purchased in Madison. At June 30, 2000, the Registrant had $108.0 million of loans purchased outside the Registrant's primary market area. Included in the total of loans purchased outside of the Bank's primary lending area are loans purchased from a mortgage banking firm headquartered in Madison, Wisconsin. The Bank has an exclusive agreement with this firm, which gives the Bank first right of refusal an any real estate loans generated including one-to-four family, multi-family, commercial real estate and land development loans secured by properties located primarily in the Madison, Wisconsin metropolitan area. The Bank has sold, and anticipates that it will continue to sell participation interests in these loans to other financial institutions located in Iowa and contiguous states. At June 30, 2000, the outstanding principal balance of loans purchased under the above agreement was $89.0 million and partial interests in these balance sold to other financial institutions totaled approximately $26.7 million.

         The   following   table   sets  forth  the   Registrant's   gross  loan
originations, loans purchased and loans sold for the periods indicated.


                                                                               At June 30,
                                                              ----------------------------------------------
                                                                 2000              1999              1998
                                                              -----------       ----------       -----------
                                                                              (In Thousands)
Loans originated:
  One- to four-family real estate loans:
    Construction loans......................................  $    20,021       $   13,639       $   10,910
    Loans on existing property..............................       31,362           20,014           33,885
    Loans refinanced........................................        9,976           31,654           32,980
    Insured and guaranteed loans............................       17,325           19,667            6,178
  Multifamily and commercial real estate(1):
    Construction loans......................................       18,023           22,355            4,406
    Loans on existing property..............................       56,612           34,022            8,309
  Commercial loans..........................................       12,925            5,808            2,023
  Consumer loans............................................       45,447           32,298           27,041
                                                              -----------       ----------       ----------
      Total loans originated................................  $   211,691       $  179,457         $125,732
                                                              ===========       ==========       ==========
Loans purchased:
  One- to four-family.......................................  $     6,491       $    1,924       $    6,466
  Multi-family and commercial...............................       14,370            2,946            7,303
                                                              -----------       ----------       ----------
      Total loans purchased.................................       20,861       $    4,870       $   13,769
                                                              ===========       ==========       ==========
Loans sold..................................................  $    24,583       $   39,229       $   24,816
                                                              ===========       ==========       ==========

----------------------------
(1) Include loans purchased in Madison, Wisconsin through mortgage banking relationship described above.


         Loan Commitments. The Registrant issues standby loan origination commitments to qualified borrowers primarily for the construction and purchase of residential and commercial real estate. Such commitments are made on specified terms and conditions and are made for periods of up to 60 days, during which time the interest rate is locked-in. The Registrant generally charges a loan fee based on a percentage of the loan amount. The Registrant also charges a commitment fee of $275 for single-family residential properties if the borrower receives the loan from the Registrant. Commitment fees are generally not charged for multi-family and commercial real estate properties. At June 30, 2000, the Registrant had commitments to originate and purchase $22.7 million of loans. The Registrant's experience has been that few commitments expire without being funded by the Registrant.

         Loan Origination and Other Fees. In addition to interest earned on loans, the Registrant generally receives loan origination fees. To the extent that loans are originated or acquired for the Registrant's portfolio, the Registrant defers loan origination fees and costs and amortizes such amounts as yield adjustments over the life of the loans using the interest method of amortization. Fees and costs deferred are recognized into income immediately upon the sale of the related loan. At June 30, 2000, the Registrant had $2.3 million of deferred loan fees.

         In addition to loan origination fees, the Registrant also receives other fees and service charges that consist primarily of late charges and loan servicing fees on loans sold. The Registrant recognized other fees and service charges on loans that totaled $568,000, $746,000 and $466,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

         Loan origination and commitment fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

         Loans to One Borrower. Under federal law, savings associations are subject to the same limits as those applicable to national banks, which limit loans to one borrower to the greater of $500,000 or 15% of unimpaired capital and unimpaired surplus and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). The Registrant's four largest borrowers had total outstanding balances and nonfunded commitments ranging from $6.8 million to $7.3 million at June 30, 2000. These total balances, for each of the four borrowers, included loans secured by commercial real estate used for combination multi- family residential and nonresidential purposes.

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

         The Registrant reviews delinquency reports for multi-family and commercial real estate and other commercial loans weekly. Delinquencies in these loan types often involve more active and timely management than delinquencies in loans secured by single-family residential properties. If these delinquencies continue, steps are taken on a case-by-case basis to bring the loan current, if possible, before foreclosure proceedings are initiated generally after 90 days in delinquency status.

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

         At June 30, 2000 the Registrant's total of property acquired as the result of foreclosure or by deed in lieu of foreclosure was $65,000 compared to a total of $32,000 at June 30, 1999. The Registrant had no allowance for losses on real estate owned as of June 30, 2000 and 1999.

         Non-Performing Loans. The following table sets forth information regarding non-accrual loans, accrual loans and other non-performing assets at the dates indicated:


                                                                                At June 30,
                                                              ----------------------------------------------
                                                                 2000              1999              1998
                                                              -----------       ----------       -----------
                                                                          (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
   Residential.............................................   $      --         $  1,003         $     920
   Commercial real estate..................................          15            1,061               200
                                                              ---------         --------         ---------
     Total.................................................          15            2,064             1,120
                                                              ---------         --------         ---------
Loans accounted for on an accrual basis (1)(2):
   Residential.............................................       1,187              295               144
     Multi-family residential..............................         547               --                --
     Commercial real estate................................         247               --                --
   Consumer(3).............................................         112              101                71
                                                              ---------         --------         ---------
     Total.................................................       2,093              396               215
                                                              ---------         --------         ---------
Total non-performing loans.................................       2,108            2,460             1,335
Other non-performing assets (4)............................          65               32               489
                                                              ---------         --------         ---------
Total non-performing assets................................   $   2,173         $  2,492         $   1,824
                                                              =========         ========         =========

Non-performing loans as a percentage
   of total loans..........................................        0.42%            0.54%             0.33%
Non-performing loans as a percentage
   of total assets.........................................        0.29%            0.36%             0.24%
Non-performing loans and real estate owned
   to total loans and real estate owned....................        0.43%            0.55%             0.47%
Non-performing assets as a percentage
   of total assets.........................................        0.30%            0.37%             0.34%


-----------------------

(1)      Includes all loans 90 days or more contractually delinquent.
(2) Delinquent FHA/VA guaranteed loans and delinquent loans with past due interest that, in the opinion of management, is collectible, are not placed on non-accrual status.
(3)      Delinquent consumer loans are not placed on non-accrual status.
(4) Represents the net book value of property acquired by the Registrant through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is carried at the lower of cost or fair market value less estimated costs of disposition.

         The following table sets forth information with respect to the Registrant's delinquent loans and other problem assets at June 30, 2000.

                                                            At June 30, 2000
                                                        -----------------------
                                                          Balance       Number
                                                        ----------     --------
                                                        (In Thousands)

Residential real estate:
   Loans past due 60-89 days.........................   $    633          21
   Loans past due 90 days or more....................      1,187          27
Commercial real estate:
   Loans past due 60-89 days.........................         --          --
   Loans past due 90 days or more....................        794           2
Consumer loans (past due 60 days or more)............        193          56
Foreclosed real estate and repossessions.............         65           2
Other non-performing assets..........................         --          --
Restructured loans not included
   in other nonperforming categories above...........        434           1
Loans to facilitate sale of real estate owned........        635           3


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

         At June 30, 2000, the aggregate amount of the Registrant's classified assets, and of the Registrant's general and specific loss allowances and charge-offs were as follows:

                                                                June 30, 2000
                                                               (In Thousands)

Substandard assets.....................................           $     1,144
Doubtful assets........................................                    --
Loss assets............................................                    --
                                                                  -----------
         Total classified assets.......................           $     1,144
                                                                  ===========

General loss allowances................................                 3,394
Specific loss allowances...............................                    --
                                                                  -----------
         Total allowances..............................           $     3,394
                                                                  ===========


         A summary of the Registrant's principal classified assets is as follows.

         The Registrant acquired a $600,000 loan in 1985 on a 48-unit apartment complex in Southern Iowa in connection with a merger with another financial institution. The loan was restructured into a $500,000 loan in 1991. The loan bears an interest rate of 10% through maturity in August 2001. At the time the loan was restructured, the Registrant wrote off $50,000 of the loan balance which is due in a balloon payment at maturity. No interest is being accrued on this $50,000 amount. The outstanding balance of the loan at June 30, 2000 was $434,000. The loan is now current; however there is an escrow shortage totaling $15,000. The apartment complex was 93.5% leased at June 30, 2000.

         The Registrant took possession of one multi-family and four residential properties in Madison, Wisconsin on August 5, 1999 by a voluntary deed in lieu of foreclosure. There were two separate borrowing entities all guaranteed by the same individuals. The related loan balances totaled approximately $1.6 million on the date of foreclosure. The properties included one 12-unit apartment building and four 4-unit condominium properties. The properties were sold in fiscal 2000 and a net gain on sale of real estate owned totaling $147,000 was recorded.

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

         During fiscal 2000, 1999 and 1998, the Registrant credited $554,000, $365,000 and $345,000, respectively, to the allowance for loan losses.
Management periodically reviews the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. There can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future and that additional provisions for loan losses will not be required.

         Analysis of the Allowance for Loan Losses. The following table sets forth information regarding the Registrant's allowance for loan losses at the dates indicated.


                                                                         At June 30,
                                                        ----------------------------------------------
                                                           2000              1999              1998
                                                        -----------       ----------       -----------
                                                                        (In Thousands)

Total loans outstanding...............................  $   509,681       $  461,385       $   408,955
Average loans outstanding.............................      480,377          416,631           358,209

Allowance balance (at beginning of period)............        3,135            2,607             1,796
Additions related to acquisition......................           --              325               801
Provision
   Residential........................................           80              110               100
   Commercial real estate.............................          224               75                65
   Consumer...........................................          250              180               180
Charge-offs:
   Residential........................................           (5)             (63)             (155)
   Commercial real estate.............................          (30)              --                --
   Consumer...........................................         (346)            (184)             (267)
Recoveries............................................           86               85                87
                                                        -----------       ----------       -----------
Allowance balance (at end of period)..................  $     3,394       $    3,135       $     2,607
                                                        ===========       ==========       ===========

Allowance for loan losses as a percent of total
   loans outstanding..................................         0.67%            0.68%             0.64%
Net loans charged off as a percent of average
   loans  outstanding.................................         0.06%            0.06%             0.09%


Investment Activities

          The Registrant's portfolio of investment securities, excluding investments in mortgage-backed securities, totaled $111.8 million, $112.8 million and $59.2 million, respectively, at June 30, 2000, 1999 and 1998. The purpose of the Registrant's investment portfolio is to (i) improve the Registrant's interest rate sensitivity gap by reducing the average term to maturity of the Registrant's assets, (ii) improve liquidity, and (iii) effectively reinvest funds generated from amortization and prepayment on the Registrant's traditional loan portfolio.

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

         Investment Portfolio. The following table sets forth the carrying value of the Registrant's investment securities portfolio, short-term investments and FHLB stock, at the dates indicated. At June 30, 2000, the Registrant's FHLB stock yielded 6.86%. At June 30, 2000, the market value of the Registrant's investment securities - held to maturity portfolio was $10.3 million.


                                                                               At June 30,
                                                              ----------------------------------------------
                                                                 2000              1999              1998
                                                              -----------       ----------       -----------
                                                                              (In Thousands)
Investment securities - held to maturity:
  U.S. Government and agency securities..................... $      3,118       $    5,190       $     9,819
  Other securities..........................................        7,516            9,579             4,911
                                                             ------------       ----------       -----------
    Total investment securities held to maturity............ $     10,634       $   14,769       $    14,730
                                                             ------------       ----------       -----------

Investment securities - available for sale:
  U.S. Government and agency securities..................... $     89,165       $   91,692       $    44,517
  Other securities..........................................       11,976            6,327                --
                                                             ------------       ----------       -----------
    Total investment securities available for sale..........      101,141       $   98,019       $    44,517
                                                             ------------       ----------       -----------
      Totals................................................ $    111,775       $  112,788       $    59,247
                                                             ------------       ----------       -----------

Interest-bearing deposits...................................        3,555            1,848             7,500
FHLB stock..................................................        8,929            8,094             5,671
                                                             ------------       ----------       -----------
    Total investments....................................... $    124,259       $  122,730       $    72,418
                                                             ============       ==========       ===========



Investment Portfolio Maturities

         The table below sets forth the scheduled maturities, carrying values, and average yields for the Registrant's investment securities at June 30, 2000.

                                                                          At June 30, 2000
                                -------------------------------------------------------------------------------------------------
                                                                                                                 Total Investment
                                 One Year or Less    One to Five Years   Five to Ten Years  More than 10 Years      Securities
                                ------------------   -----------------   -----------------  ------------------   ----------------
                                 Carrying  Average   Carrying Average     Carrying Average   Carrying Average    Carrying Average
                                  Value     Yield     Value    Yield       Value    Yield     Value    Yield      Value    Yield


                                                        (Dollars in Thousands)
Investment securities - held
  to maturity(1)......           $   673     7.28%    $  4,701  6.26%     $  1,585  7.35%     $ 3,675   7.24%    $ 10,634   6.83%
Investment securities -
  available for sale..                --       --        7,716  6.08%       48,942  6.48%      44,483   7.14%     101,141   6.74%
                                 -------              --------            --------            -------            --------
Total investment
  securities..........           $   673     7.28%    $ 12,417  6.15%     $ 50,527  6.50%     $48,158   7.15%    $111,775   6.75%
                                 =======              ========            ========            =======            ========


----------------------------------
(1)   Municipal securities are tax-effected.

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a broad selection of deposit instruments including checking, regular savings, money market deposits, term certificate accounts and individual retirement accounts. On a limited basis, the Registrant will negotiate interest rates to attract jumbo certificates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Registrant regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Registrant's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Registrant does not obtain funds through brokers, nor does it actively solicit funds outside its primary market area. Historically, the Registrant has rarely used premiums to attract savings deposits.

         Deposit Portfolio. Savings and other deposits in the Registrant as of June 30, 2000, are composed of the following:

   Weighted                                                                                                           Percentage
    Average                                                                          Minimum                            of Total
Interest Rate(1)    Minimum Term                    Category                          Amount            Balances        Deposits
----------------    ------------                    --------                          ------            --------        --------
   0.00%               None            Noninterest bearing checking accounts         $   None         $  12,779            2.71%
   1.79%               None            Interest bearing checking accounts                 200            59,685           12.66
   1.72%               None            Money Market Plus accounts                         200             5,760            1.22
   4.80%               None            Money Market Select accounts                    10,000            71,605           15.18
   1.50%               None            Savings accounts/Club accounts                    10/5            28,839            6.11
   1.49%               None            Unredeemed certificates                          1,000             6,620            1.40
   6.28%          10 to 24 months      Fixed term, fixed rate (2)                       1,000            66,104           14.02
   6.42%          10 to 36 months      Fixed term, fixed rate IRA (2)                   1,000            12,817            2.72
   6.04%          25 to 36 months      Fixed term, fixed rate (2)                       1,000            50,565           10.72
   6.78%          42 to 48 months      Fixed term, fixed rate (2)                       1,000             5,174            1.10
   5.75%            3-5 months         Fixed term, fixed rate                           1,000             1,598            0.34
   4.68%             6 months          Fixed term, fixed rate (3)                   100/1,000             8,463            1.79
   4.85%            7-12 months        Fixed term, fixed rate (3)                   100/1,000            17,787            3.77
   5.52%           14-19 months        Fixed term, fixed rate                           5,000            19,177            4.07
   4.79%              2 years          Fixed term, fixed rate (3)                   100/1,000            14,768            3.13
   5.59%              2 years          Fixed term, variable rate IRA                      100             1,114            0.24
   4.91%             2.5 years         Fixed term, fixed rate                           1,000             3,530            0.75
   4.78%             2.5 years         Fixed term, option rate (4)                      1,000             2,021            0.43
   5.95%             32 months         Fixed term, fixed rate                           5,000             1,984            0.42
   5.94%           34-35 months        Change up term and rate (5)                      1,000            21,145            4.48
   5.14%              3 years          Fixed term, fixed rate (3)                   100/1,000            30,271            6.41
   6.46%             45 months         Fixed term, fixed rate                           5,000             4,486            0.95
   5.21%              4 years          Fixed term, fixed rate                           1,000             6,885            1.46
   6.74%             58 months         Fixed term, fixed rate                           5,000             6,704            1.42
   5.31%              5 years          Fixed term, fixed rate                           1,000             3,848            0.82
   6.00%              6 years          Fixed term, fixed rate                           1,000             4,708            1.00
   6.07%              8 years          Fixed term, fixed rate                           1,000             3,189            0.68
   -----                                                                                             ----------          ------
   4.60%                                                                                             $  471,626          100.00%
                                                                                                     ==========          ======

-----------------------------------
(1)  Yield rates for fixed term, fixed rate certificates.
(2) During fiscal 2000, the Company offered special certificates that allowed the customer to select any term within the listed range for that product.
(3) Individual retirement accounts (IRAs) are offered for this term. The minimum for IRAs is $100 and the minimum for other certificates is $1,000. The minimum for additions to IRAs is $25, while the minimum for additions to other certificates is $1,000.
(4) The rate on the option rate certificate may be changed once during the term to the currently offered rate at the certificate holder's option.
(5) The certificate holder may change to another certificate product on the first or second anniversary.

         The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Registrant between the dates indicated.

                                                 Balance at                             Balance at
                                                 June 30,          %         Increase     June 30,          %      Increase
                                                 ---------       -----        ------    ---------        -----       ------
Checking accounts...........................     $  72,464       15.37%       12,372    $  60,092        12.95%      11,724
Savings accounts............................        28,839        6.11        (6,270)      35,109         7.56        8,878
Money market accounts.......................        77,365       16.40        (4,588)      81,953        17.66       20,159
Option rate certificates (1)................         2,021        0.43          (302)       2,323         0.50         (581)
Change up certificates (2)..................        10,609        2.25           617        9,992         2.15          954
10 to 24 month special (3)..................        66,104       14.02        66,104           --           --           --
25 to 36 month special (3)..................        50,565       10.72        50,565           --           --           --
42 to 48 month special (3)..................         4,622        0.98         4,622           --           --           --
3 through 11 month certificates.............        11,965        2.54       (27,180)      39,145         8.43       28,081
12 through 18 month certificates............        17,772        3.77       (40,655)      58,427        12.59          916
19 through 30 month certificates............        26,851        5.69       (26,399)      53,250        11.47       10,753
32 and 36 month certificates................         8,096        1.72       (12,641)      20,737         4.47       (4,356)
45 and 48 month certificates................        11,016        2.34        (1,658)      12,674         2.73          563
58 through 96 month certificates............        18,449        3.91        (7,232)      25,681         5.53       (8,095)
IRA certificates............................        58,268       12.35        (5,510)      63,778        13.74        3,121
Other certificates..........................         6,620        1.40         5,612        1,008         0.22         (373)
                                                 ---------    --------     ---------    ---------    ---------     --------
                                                 $ 471,626      100.00%        7,457    $ 464,169       100.00%      71,744
                                                 =========    ========     =========    =========    =========     ========

                                                   Balance at
                                                   June 30,         %      Increase
                                                 ---------      -----       ------
Checking accounts...........................     $  48,368      12.33%      10,297
Savings accounts............................        26,231       6.68        3,148
Money market accounts.......................        61,794      15.75       15,373
Option rate certificates (1)................         2,904       0.74       (2,593)
Change up certificates (2)..................         9,038       2.30        3,314
10 to 24 month special (3)..................            --         --           --
25 to 36 month special (3)..................            --         --           --
42 to 48 month special (3)..................            --         --           --
3 through 11 month certificates.............        11,064       2.82       (3,684)
12 through 18 month certificates............        57,511      14.66       18,445
19 through 30 month certificates............        42,497      10.83       14,617
32 and 36 month certificates................        25,093       6.39        1,899
45 and 48 month certificates................        12,111       3.09          175
58 through 96 month certificates............        33,776       8.61        2,102
IRA certificates............................        60,657      15.45        3,599
Other certificates..........................         1,381       0.35       (1,001)
                                                 ---------    -------    ---------
                                                 $ 392,425     100.00%      65,691
                                                 =========    =======     ========

-------------------------------------------
(1) This certificate is a 30-month certificate, during which term the rate may be changed once to a currently offered rate at the customer's option.
(2) This certificate is a 35-month certificate, during which term the certificate may be changed once to a product with a different term and/or rate on the first or second anniversary of the opening of the certificate.
(3) During fiscal 2000, the Company offered special certificates that allowed the customer to select any term within the listed range for that product.

Time Deposits by Rates

         The following table sets forth the time deposits in the Registrant classified by rates as of the dates indicated.

                                                      At June 30,
                                      ------------------------------------------
                                          2000           1999           1998
                                      -----------     ----------     -----------
                                                    (In Thousands)
4% or less.....................       $  20,344       $ 20,838       $  14,684
4.01-6.00%.....................         157,222        227,003         178,324
6.01-8.00%.....................         115,391         39,174          61,348
8.01-9.00%.....................              --             --           1,676
                                      ---------       --------       ---------
     Total.....................       $ 292,957       $287,015       $ 256,032
                                      =========       ========       =========


         Time Deposit Maturity Schedule. The following table sets forth the amount and maturities of certificates of deposit at June 30, 2000.

                                                                      Amount Due
                                            --------------------------------------------------------------
                                           Less Than       1-2           2-3          After
Weighted Average                           One Year       Years          Years       3 Years       Total
                                            ----------------------     -------      --------     ---------
  Rate                                                               (In Thousands)
--------
4% or less..............................  $   19,856      $   225      $     136    $     127    $   20,344
4.01-6.00%..............................     101,645       30,279         20,298        5,000       157,222
6.01-8.00%..............................      57,584       29,602         22,388        5,817       115,391
                                          ----------      -------      ---------    ---------    ----------
     Total..............................  $  179,085      $60,106      $  42,822    $  10,944    $  292,957


         Certificates of Deposit $100,000 and Over. The following table indicates the amount of the Registrant's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of June 30, 2000.

                              Maturity Period          Certificates of Deposits
                              ---------------          ------------------------
                                                            (In Thousands)
      Three months or less.........................            $    7,521
      Three through six months.....................                 5,432
      Six through twelve months....................                 8,260
      Over twelve months...........................                 6,987
                                                               ----------
           Total...................................            $   28,200
                                                               ==========


         Deposit Activity. The following table sets forth the savings activities of the Registrant for the periods indicated:

                                                                                At June 30,
                                                              ----------------------------------------------
                                                                 2000              1999              1998
                                                              -----------       ----------       -----------
                                                                              (In Thousands)
Additions related to acquisition..........................    $       --        $  105,583       $   64,792
Net withdrawals in excess of deposits.....................        (8,195)          (47,551)         (15,748)
Interest credited.........................................        15,651            13,712           16,647
                                                              ----------        ----------       ----------
  Net increase (decrease) in deposits.....................    $    7,456        $   71,744       $   65,691
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

         Borrowings. Savings deposits are the primary source of funds for the Registrant's lending and investment activities and for its general business purposes. The Registrant, if the need arises, may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Registrant's stock in the FHLB and a portion of the Registrant's first mortgage loans. At June 30, 2000, the Registrant had $174.0 million of advances outstanding from the FHLB.

         The FHLB functions as a central reserve bank providing credit for the Registrant and other member savings associations and financial institutions. As a member, the Registrant is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. The FHLB requires members to pledge and maintain sufficient eligible collateral to secure total indebtedness and members must be in compliance with collateral requirements prior to the funding of any advance.

         The following table sets forth certain information regarding borrowings by the Registrant at the end of and during the periods indicated.

                                                                                At June 30,
                                                              ----------------------------------------------
                                                                   2000             1999              1998
                                                              -----------       ----------       -----------

Weighted average rate paid
  on FHLB advances..........................................       6.13%            5.74%             5.94%
Rate paid on ESOP borrowing.................................       7.00%            7.00%              N/A


                                                                      During the Year Ended June 30,
                                                              ----------------------------------------------
                                                                 2000              1999              1998
                                                              -----------       ----------       -----------
                                                                          (Dollars in Thousands)
Maximum amount of FHLB advances outstanding at
 any month................................................    $  174,500      $  143,600         $   113,400

Approximate average FHLB advances outstanding.............       156,271         118,900              91,863

Approximate weighted average rate paid on
 FHLB advances............................................          5.95%           5.90%               6.04%

Approximate average ESOP borrowing outstanding............    $    1,757      $      401                 N/A

Average rate paid on ESOP borrowing.......................          7.00%           7.00%                N/A


Subsidiary Activities

         The Company has three wholly-owned subsidiaries: First Federal Bank, Mid-Iowa Security Corp. and Equity Services, Inc. Since the Company engages in no other significant activities beyond its ownership of the Bank, the description of the Company's activities in this Form 10-K effectively represents a description of the activities of the Bank. Equity Services, Inc. is in the business of developing residential lots in the Registrant's primary market area. Mid-Iowa Security Corp. generates revenues primarily by providing real estate brokerage services.

         The Bank has one active wholly owned subsidiary. First Financial Corporation ("First Financial"), an Iowa corporation, operates a title search and abstract continuation business through its wholly owned Iowa subsidiary, Sioux Financial Corporation. Effective September 30, 1999, the Bank transferred ownership of Center of Iowa Investments, Limited ("CICB") to First Financial. CICB generates revenues primarily by providing credit reporting and collection services. First Financial is also a majority owner of United Escrow, Inc., which serves as an escrow agent in Woodbury County, Iowa.

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

Competition

         The Registrant encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has come historically from commercial banks, brokerage houses, other savings associations and credit unions in its market area, and the Registrant expects continued strong competition from such financial institutions in the foreseeable future. The Registrant's market area includes branches of several commercial banks that are substantially larger than the Registrant in terms of state-wide deposits. In addition, a growing number of the Registrant's competitors are utilizing the Internet to attract deposits both locally and nationwide. The Registrant competes for savings by offering depositors a high level of personal service and expertise together with a wide range of financial services.

         The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies and other savings associations. This competition for loans has increased substantially in recent years as a result of the large number of institutions choosing to compete in the Registrant's market area. An increasing number of these institutions are using the Internet to originate and underwrite loans. The Registrant is currently developing Internet delivery systems, but does not currently utilize the Internet as a significant means for securing deposits and originating loans. To the extent the Internet becomes increasingly accepted as a means for securing deposit and loan products, the Registrant may be competitively disadvantaged.

         Competition is likely to increase as a result of the recent enactment of the Gramm-Leach-Bliley Act of 1999, which eases restrictions on entry into the financial services market by insurance companies and securities firms. Moreover, to the extent that these changes permit banks, securities firms and insurance companies to affiliate, the financial services industry could experience further consolidation. This could result in a growing number of larger financial institutions competing in the Registrant's primary market area that offer a wider variety of financial services than the Registrant currently offers. Competition for deposits, for the origination of loans and the provision of other financial services may limit the Registrant's growth and adversely impact its profitability in the future.

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

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank's unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Bank's maximum loans to one borrower limit was $7.6 million at June 30, 2000. As of June 30, 2000, the Bank was in compliance with its loans-to-one-borrower limitations.

         Qualified Thrift Lender Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly average basis in 9 out of every 12 months. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of June 30, 2000, the Bank maintained 84.0% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution, such as the Bank, that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters; provided that the institution would not be undercapitalized, as that term is defined in the OTS Prompt Corrective Action regulations, following the capital distribution. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully-phased in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. As of June 30, 2000, the Bank was a "well-capitalized" institution.

         Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a quarterly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus borrowings payable in one year or less. The Bank's average liquidity ratio for the quarter ended June 30, 2000 was 26.5%, which exceeded the then applicable requirements.

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

         The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations generally require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans, that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain approval procedures to be followed. At June 30, 2000, the Bank was in compliance with the regulations.

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

         Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3.0% leverage ratio (or core capital ratio) and an 8.0% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain non- cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain mortgage servicing rights ("MSRs"). Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill) plus a specified amount of MSRs. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank, and unrealized gains (losses) on certain available for sale securities.

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

         At June 30, 2000, the Bank exceeded each of the three OTS capital requirements on a fully phased-in basis. Set forth below is a summary of the Bank's compliance with the OTS capital standards as of June 30, 2000.


                                                              At June 30, 2000
                                                         --------------------------
                                                                        Percent of
                                                           Amount       Assets (1)
                                                         --------       ----------
                                                           (Dollars in Thousands)
   Tangible capital:
      Capital level...................................   $  47,147           6.71%
      Requirement.....................................      10,543           1.50%
                                                         ---------      ---------
      Excess..........................................      36,604           5.21%
      To be well capitalized under prompt
        corrective action provisions..................         N/A            N/A
   Core capital:
      Capital level...................................      47,147           6.71%
      Requirement ....................................      21,086           3.00%
                                                         ---------      ---------
      Excess..........................................      26,061           3.71%
      To be well capitalized under prompt
        corrective action provisions..................      35,143           5.00%
   Fully phased-in risk-based capital:
      Capital level...................................      50,541          12.48%
      Requirement ....................................      32,396           8.00%
                                                         ---------      ---------
      Excess..........................................      18,145           4.48%
      To be well capitalized under prompt
        corrective action provisions..................      40,495          10.00%

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

Federal Home Loan Bank System

         The Bank, as a federal association, is required to be a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of June 30, 2000, the Bank was in compliance with this requirement. The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2000, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

         The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

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

         As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations will be able to convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. Any post-1987 reserves will be subject to recapture, regardless of whether or not a particular thrift intends to convert its charter, be acquired, or diversify its activities. The recapture tax on post-1987 reserves is assessed in equal installments over the six year period beginning in 1996. However, if a thrift meets a minimum level of mortgage lending test (i.e., if the thrift's level of mortgage lending activity (re-financings and home equity loans do not count) is equal to or exceeds its average mortgage lending activity for the six years preceding 1996, adjusted for inflation), then the thrift may suspend its tax bad debt recapture for the 1996 and 1997 tax years. At June 30, 2000, the Bank had a balance of approximately $800,000 of bad debt reserves in retained income that would be recaptured under this legislation.

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

         Iowa Taxation. The Bank currently files an Iowa franchise tax return. The Bank's subsidiaries file Iowa corporation tax returns on a fiscal-year basis. The Registrant and its other subsidiaries also file Iowa corporation tax returns on a fiscal-year basis. The state of Iowa imposes a tax on the Iowa franchise taxable income of savings institutions at the rate of 5%. Iowa franchise taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable, and no deduction is allowed for state franchise taxes. The state corporation income tax ranges from 6% to 12% depending upon Iowa corporation taxable income. Interest from federal securities is not taxable for purposes of the Iowa corporation income tax.

ITEM 2            PROPERTIES
------            ----------

         The Company conducts its business through its main office located in Sioux City, Iowa, and 18 branch offices located in the market area. The following table sets forth certain information concerning the main office and each branch office of the Registrant at June 30, 2000. The aggregate net book value of the Registrant's premises and equipment was $15.3 million at June 30, 2000.

                                                    Owned             Lease
                                   Year              or            Expiration
                            Opened or Acquired     Leased             Date
                            ------------------     ------          ----------

329 Pierce Street                  1988             Owned               --
Sioux City, Iowa 51102

924 Pierce Street                  1991             Owned               --
Sioux City, Iowa 51101

2727 Hamilton Blvd.                1981             Owned               --
Sioux City, Iowa 51104

2 W. Bow Drive                     1978             Owned               --
Cherokee, Iowa 51012

301 Plymouth St., N.W.             1990             Owned               --
Le Mars, Iowa 51031

3839 Indian Hills Dr.              1978             Owned               --
Sioux City, Iowa 51104

921 Iowa Avenue                    1972             Owned               --
Onawa, Iowa 51040

1201 2nd Avenue                    1976             Owned               --
Box 277
Sheldon, Iowa 51201

4211 Morningside Avenue            1965             Owned               --
Sioux City, Iowa 51106

104 1st Street, S.E.               1974             Owned               --
Orange City, Iowa 51041

4701 Singing Hills Blvd.
Sioux City, Iowa 51106             1995             Owned               --

2738 Cornhusker Drive
South Sioux City, Nebraska 68776   1998             Owned               --

                              CENTRAL IOWA DIVISION

1025 Main Street                   1998               Owned             --
Grinnell, Iowa 50112

123 W. 2nd Street, North           1999               Owned             --
Newton, Iowa 50208

1907 1st Avenue E.                 1999               Owned             --
Newton, Iowa 50208

15 E. Howard Street                1999               Owned             --
Colfax, Iowa 50054

108 E. Washington                  1999               Owned             --
Monroe, Iowa 50170

101 W. Jefferson                   1999              Leased           07/01/2001
Prairie City, Iowa 50228

West Des Moines Branch             1999               Owned             --
3900 Westown Parkway
West Des Moines, Iowa 50266


         The Registrant's accounting and record keeping activities are maintained on an in-house data processing system. The Registrant owns data processing equipment it uses for its internal processing needs. The net book value of such data processing equipment and related software at June 30, 2000, was $948,000.

ITEM 3            LEGAL PROCEEDINGS
------            -----------------

         There are various claims and lawsuits in which the Registrant is periodically involved incident to the Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------

         No matters were submitted during the fourth quarter of fiscal 2000 to a vote of security holders.


                                     PART II

ITEM 5            MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
------            ------------------------------------------------
                  STOCKHOLDER MATTERS
                  -------------------

         The back inside cover page of the Annual Report to Stockholders is herein incorporated by reference.

ITEM 6            SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
------            ----------------------------------------------

         Pages 1 through 3 of the Annual Report to Stockholders are herein incorporated by reference.

ITEM 7            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------            -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS
                  -------------------------

         Pages 4 through 14 of the Annual Report to Stockholders are herein incorporated by reference.

ITEM 8            FINANCIAL STATEMENTS
------            --------------------

         Pages 16 through 48 of the Annual Report to Stockholders are herein incorporated by reference.

ITEM 9            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------            -----------------------------------------------------------
                  AND FINANCIAL DISCLOSURE
                  ------------------------

         There were no changes in or disagreements with accountants in the Registrant's accounting and financial disclosure during fiscal 2000.


                                    PART III

ITEM 10           DIRECTORS AND OFFICERS OF THE REGISTRANT
-------           ----------------------------------------

         Information concerning Directors of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 25, 2000.

ITEM 11           EXECUTIVE COMPENSATION
-------           ----------------------

         Information concerning executive compensation is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 25, 2000.

ITEM 12           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------           ---------------------------------------------------
                  MANAGEMENT

         Information   concerning  security  ownership  of  certain  owners  and
management is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 25, 2000.

ITEM 13           CERTAIN TRANSACTIONS
-------           --------------------

         Information concerning relationships and transactions is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 25, 2000.


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
--------          ---------------------------------------------------
                  ON FORM 8-K
                  -----------

         (a)(1)   Financial Statements

         The following information appearing in the Registrant's Annual Report to Stockholders for the year ended June 30, 2000, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

Annual Report Section                                    Pages in Annual Report
---------------------                                    ----------------------

Selected Financial Data                                            1-3

Management's Discussion and Analysis                              4-14
  of Financial Condition and Results
  of Operations

Report of Independent Auditors                                     16

Consolidated Balance Sheets                                        17

Consolidated Statements of Operations                              18

Consolidated Statements of Stockholders' Equity                    19
   and Comprehensive Income

Consolidated Statements of Cash Flows                             20-21

Notes to Consolidated Financial                                   22-48
  Statements

         With the exception of the aforementioned information, the Registrant's Annual Report to Stockholders for the year ended June 30, 2000 is not deemed filed as part of this Annual Report on Form 10-K.

         (a)(2)   Financial Statement Schedules
                  -----------------------------

         All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

         (a)(3)   Exhibits
                  --------

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

        18                    Letter re: change in
                              accounting principles                   None                    Not Applicable

        19                     Previously unfiled
                                    documents                         None                    Not Applicable

        22                 Subsidiaries of Registrant                  22                       Exhibit 22

        23                 Published report regarding                 None                    Not Applicable
                          matters submitted to vote of
                                security holders

        24                   Consent of Experts and                    24                       Exhibit 24
                                Counsel Required

        25                      Power of Attorney                      Not                    Not Applicable
                                                                    Required

        28                     Additional Exhibits                    None                    Not Applicable

        29                  Information from reports                  None                    Not Applicable
                               furnished to state
                              insurance regulatory
                                   authorities

         (b)      Reports on Form 8-K:


         On January 4, 2000, the Registrant filed a report on Form 8-K relating to a share repurchase program.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIRST FEDERAL BANKSHARES, INC.


Date:    September 27, 2000        By:      /s/Barry E. Backhaus
                                            --------------------
                                            Barry E. Backhaus, President and
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  /s/Katherine A. Bousquet             By: /s/Jon G. Cleghorn
     ------------------------                 ------------------
     Katherine A. Bousquet                    Jon G. Cleghorn
     Vice President and Treasurer             Executive Vice President,
                                              Chief Operating Officer
                                              and Director
Date:  September 27, 2000                 Date:  September 27, 2000




By:  /s/Dr. Nancy A. Boysen               By: /s/David S. Clay
     ----------------------                   ----------------
     Dr. Nancy A. Boysen                      David S. Clay
     Director                                 Director
Date:  September 27, 2000                 Date:  September 27, 2000



By:  /s/Gary L. Evans                     By: /s/Allen J. Johnson
     ----------------                         -------------------
     Gary L. Evans                            Allen J. Johnson
     Director                                 Director
Date:  September 27, 2000                 Date:  September 27, 2000



By:  /s/Harland D. Johnson                By: /s/Steven L. Opsal
     ---------------------                    ------------------
     Harland D. Johnson                       Steven L. Opsal
     Director                                 Director
Date:  September 27, 2000                 Date:  September 27, 2000



By: /s/Dennis B. Swanstrom                By: /s/ David Van Engelenhoven
    ----------------------                    --------------------------
     Dennis B. Swanstrom                      David Van Engelenhoven
     Director                                 Director
Date:  September 27, 2000                 Date: September 27, 2000