Form 10-Q
period 2000-09-30
FIRST FEDERAL BANKSHARES INC
filed 2000-11-13
CIK 1075348

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------

                                    FORM 10-Q

[Mark One]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

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


                    329 Pierce Street, Sioux City, Iowa 51101
                  ---------------------------------------------
                    (Address of principal executive offices)

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at November 8, 2000
             -------                           --------------------------------
  (Common Stock, $.01 par value)                         4,690,161

                         FIRST FEDERAL BANKSHARES, INC.


                                      INDEX

                                                                     Page

Part I.  Financial Information

   Item I. Financial Statements of First Federal
           Bankshares, Inc. and Subsidiaries                           1

           Condensed Consolidated Balance Sheets
           at September 30, 2000 and June 30, 2000                     1

           Condensed Consolidated Statements of Operations
           for the three-month periods ended
           September 30, 2000 and 1999                                 2

           Condensed Consolidated Statements of Changes in
           Stockholders' Equity for the three-month periods
           ended September 30, 2000 and 1999                           3

            Condensed Consolidated Statements of Comprehensive
            Income for the three-month periods ended
            September 30, 2000 and 1999                                4

            Condensed Consolidated Statements of Cash Flows
            for the three-month periods ended
                  September 30, 2000 and 1999                          5

           Notes to Condensed Consolidated Financial Statements        6

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                  7

Part II. Other Information                                             12

PART I.  FINANCIAL  INFORMATION
  ITEM 1.  FINANCIAL  STATEMENTS

  FIRST FEDERAL BANKSHARES, INC and SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                         September 30,           June 30,
                                                                              2000                 2000
                                                                       -------------------------------------
                                                                           (Unaudited)
Assets
------
Cash and cash equivalents                                                  $20,729,862          $20,166,706
Securities available for sale                                              111,918,527          117,326,062
   (amortized cost $117,462,287 and $124,252,112)
Securities held to maturity                                                 23,227,582           23,737,311
   (fair value of $22,850,831 and $23,067,005)
Loans receivable, net                                                      522,521,675          505,089,564
Office property and equipment, net                                          15,090,716           15,314,905
Federal Home Loan Bank stock, at cost                                        9,468,700            8,928,900
Accrued interest receivable                                                  5,018,559            4,800,415
Deferred tax asset                                                           1,847,000            2,362,000
Excess of cost over fair value of assets acquired                           19,658,596           19,900,409
Other assets                                                                 4,625,348            5,755,245
                                                                       -------------------------------------
Total assets                                                              $734,106,565         $723,381,517
                                                                       =====================================

Liabilities
Deposits                                                                  $470,574,279         $471,625,531
Advances from Federal Home Loan Bank                                       183,466,536          174,020,499
Advance payments by borrowers for
    taxes and insurance                                                      1,878,948            2,828,275
Accrued taxes on income                                                        274,043              292,740
Accrued interest payable                                                     5,775,727            4,297,514
Accrued expenses and other liabilities                                       2,193,172            2,204,039
                                                                       -------------------------------------
Total liabilities                                                          664,162,705          655,268,598
                                                                       -------------------------------------

Stockholders' equity
Common stock, $.01 par value, 12,000,000 shares authorized;
    4,834,211 and 4,833,608 shares issued
    at September 30, 2000 and June 30, 2000, respectively                       48,342               48,336
Additional paid-in capital                                                  35,998,669           36,002,723
Retained earnings, substantially restricted                                 40,631,420           39,782,321
Treasury stock, at cost, 144,050 shares
     at September 30,2000 and June 30, 2000                                 (1,273,138)          (1,273,138)
Accumulated other comprehensive income (loss)                               (3,475,760)          (4,343,049)
Unearned ESOP                                                               (1,593,090)          (1,634,600)
Unearned RRP                                                                  (392,583)            (469,674)
                                                                       -------------------------------------
Total stockholders' equity                                                  69,943,860           68,112,919
                                                                       -------------------------------------
Total liabilities and stockholders' equity                                $734,106,565         $723,381,517
                                                                       =====================================

See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                                                                        Three months
                                                                                      ended September 30,
                                                                                     2000              1999
                                                                              -------------------------------------
                                                                                     (Unaudited)
Interest income:
      Loans receivable                                                               $10,323,525        $8,853,615
      Mortgage-backed securities                                                         483,427           637,800
      Investment securities                                                            2,136,093         2,008,707
      Other interest-earning assets                                                       37,463            40,447
                                                                              -------------------------------------
           Total interest income                                                      12,980,508        11,540,569
                                                                              -------------------------------------

Interest expense:
      Deposits                                                                         5,609,353         4,945,158
      Borrowings                                                                       2,859,076         2,077,674
                                                                              -------------------------------------
           Total interest expense                                                      8,468,429         7,022,832
                                                                              -------------------------------------
      Net interest income                                                              4,512,079         4,517,737
      Provision for loan losses                                                          145,000           105,000
                                                                              -------------------------------------
      Net interest income after provision for loan losses                              4,367,079         4,412,737
                                                                              -------------------------------------

Noninterest income:
      Service charges and other fees                                                     829,884           693,693
      Gain on sale of loans held for sale                                                 64,081            85,464
      Gain on sale of real estate owned and held for investment                           29,500           173,186
      Net gain on sale of securities                                                       7,637                 -
      Real estate-related activities                                                     301,701           428,740
      Other income                                                                       378,182           363,247
                                                                              -------------------------------------
           Total noninterest income                                                    1,610,985         1,744,330
                                                                              -------------------------------------
Noninterest expense:
      Compensation and employee benefits                                               2,198,480         2,181,554
      Office property and equipment                                                      604,951           584,215
      Deposit insurance premiums                                                          25,044            70,892
      Data processing expense                                                            122,244           115,972
      Advertising                                                                         85,395           118,487
      Amortization of intangibles                                                        241,813           248,636
      Other general and administrative                                                   966,545           899,190
                                                                              -------------------------------------
           Total noninterest expense                                                   4,244,472         4,218,946
                                                                              -------------------------------------

      Earnings before taxes on income                                                  1,733,592         1,938,121
      Taxes on income                                                                    523,000           740,000
                                                                              -------------------------------------
      Net earnings                                                                    $1,210,592        $1,198,121
                                                                              =====================================

Per share data:
      Basic earnings per share                                                             $0.27             $0.26
                                                                              =====================================
      Diluted earnings per share                                                           $0.27             $0.26
                                                                              =====================================

      Dividends declared per share                                                        $0.080            $0.075
                                                                              =====================================



      See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                     Three months ended September 30,
                                                                                         2000               1999
                                                                                  ---------------------------------------
                                                                                                  (Unaudited)
Capital Stock
   Beginning of year balance                                                                 $48,336             $48,178
   Stock options exercised                                                                         6                  70
-------------------------------------------------------------------------------------------------------------------------
End of period balance                                                                         48,342              48,248
-------------------------------------------------------------------------------------------------------------------------

Additional paid-in capital
   Beginning of year balance                                                              36,002,723          35,957,560
   Stock options exercised                                                                     1,842              21,431
   Stock depreciation of allocated ESOP shares                                                (5,896)               -
-------------------------------------------------------------------------------------------------------------------------
End of period balance                                                                     35,998,669          35,978,991
-------------------------------------------------------------------------------------------------------------------------

Treasury stock, at cost
   Beginning of year balance                                                              (1,273,138)               -
   Treasury stock purchased                                                                      -                  -
-------------------------------------------------------------------------------------------------------------------------
End of period balance                                                                     (1,273,138)               -
-------------------------------------------------------------------------------------------------------------------------

Unearned ESOP shares
   Beginning of year balance                                                              (1,634,600)         (1,813,758)
   ESOP shares allocated                                                                      41,510              44,575
-------------------------------------------------------------------------------------------------------------------------
End of period balance                                                                     (1,593,090)         (1,769,183)
-------------------------------------------------------------------------------------------------------------------------

Unearned recognition and retention plan shares
   Beginning of year balance                                                                (469,674)               -
   Amortization of RRP expense                                                                77,091                -
-------------------------------------------------------------------------------------------------------------------------
End of period balance                                                                       (392,583)               -
-------------------------------------------------------------------------------------------------------------------------

Retained earnings, substantially restricted
   Beginning of year balance                                                              39,782,321          36,283,211
   Net earnings                                                                            1,210,592           1,198,121
   Dividends paid on common stock                                                           (361,493)           (362,226)
-------------------------------------------------------------------------------------------------------------------------
End of period balance                                                                     40,631,420          37,119,106
-------------------------------------------------------------------------------------------------------------------------

Accumulated other comprehensive income (loss)
   Beginning of year balance                                                              (4,343,049)         (2,202,184)
   Net change in unrealized losses on securities available-for-sale                          867,289            (816,777)
-------------------------------------------------------------------------------------------------------------------------
End of period balance                                                                     (3,475,760)         (3,018,961)
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                               $69,943,860         $68,358,201
=========================================================================================================================



See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC.  and SUBSIDIARIES
Condensed Consolidated  Statements  of  Comprehensive Income



                                                                                         Three months ended
                                                                                             September 30,
                                                                                  --------------------------------
                                                                                       2000               1999
                                                                                       ----               ----
                                                                                              (Unaudited)
Net earnings                                                                          $1,210,592       $1,198,121
Other comprehensive income:
         Unrealized holding gains (losses) arising during the period, net of tax         872,733         (816,777)
         Less: reclassification adjustment for net realized gains
              inclulded in net income, net of tax expense                                 (5,444)               -
                                                                                  --------------- ----------------
Other comprehensive income (loss), net of tax                                            867,289         (816,777)
                                                                                  --------------- ----------------

                                                                                  --------------- ----------------
Comprehensive income                                                                  $2,077,881         $381,344
                                                                                  =============== ================




See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three months ended September 30,
                                                                                      2000                1999
                                                                               ----------------------------------------
                                                                                              (Unaudited)
Cash flows from operating activities:
Net earnings                                                                            $1,210,592          $1,198,121
Adjustments to reconcile net earnings to net cash
     provided by operating activities:
   Loans originated for sale to investors                                               (6,603,850)         (6,635,103)
   Proceeds from sale of loans originated for sale                                       6,559,780           7,407,277
   Provision for loan losses                                                               145,000             105,000
   Depreciation and amortization                                                           683,665             552,833
   Net gain on sale of loans                                                               (64,081)            (85,464)
   Net gain on sale of real estate owned and held for development                          (29,500)           (173,186)
   Net loan fees deferred                                                                   (2,606)             33,862
   Amortization of premiums and discounts on loans,
     mortgage-backed securities, and investment securities                                 165,232             198,495
   (Increase) decrease in accrued interest receivable                                     (218,144)            193,602
   Decrease (increase) in other assets                                                   1,644,358          (1,937,070)
   Increase in accrued interest payable                                                  1,478,213             428,611
   Decrease in accrued expenses and other liabilities                                      (10,867)           (346,553)
   (Decrease) increase in taxes payable                                                    (18,697)             39,457
                                                                               ----------------------------------------
Net cash provided by operating activities                                                4,939,095             979,882
                                                                               ----------------------------------------

Cash flows from investing activities:
   Purchase of securities held-to-maturity                                                   -                (519,205)
   Proceeds from maturities of securities held-to-maturity                                 509,975           1,140,961
   Proceeds from sale of securities available-for-sale                                   5,928,476               -
   Purchase of securities available-for-sale                                                 -              (2,000,000)
   Purchase of Federal Home Loan Bank Stock                                               (539,800)              -
   Proceeds from maturities of securities available-for-sale                               878,770           2,230,391
   Loans purchased                                                                      (1,753,000)         (1,570,000)
   Increase in loans receivable                                                        (15,995,238)         (7,091,040)
   Proceeds from sale of real estate owned and held for development                         66,198           1,541,255
   Net expenditures on real estate owned and held for development                         (452,766)           (258,520)
   Proceeds from sale of office property and equipment                                       -                  49,005
   Purchase of office property and equipment                                               (80,445)           (572,474)
                                                                               ----------------------------------------
Net cash used in investing activities                                                  (11,437,830)         (7,049,627)
                                                                               ----------------------------------------

Cash flows from financing activities:
   (Decrease) increase in deposits                                                      (1,051,252)          5,186,171
   Proceeds from advances from FHLB                                                     23,500,000          10,000,000
   Repayment of advances from FHLB                                                     (14,077,885)         (7,073,615)
   Net decrease in advances from borrowers for taxes and insurance                        (949,327)           (892,082)
   Issuance of common stock, net                                                             1,848              21,501
   Cash dividends paid                                                                    (361,493)           (362,226)
                                                                               ----------------------------------------
Net cash provided by financing activities                                                7,061,891           6,879,749
                                                                               ----------------------------------------
Net increase in cash and cash equivalents                                                  563,156             810,004
Cash and cash equivalents at beginning of period                                        20,166,706          15,067,956
                                                                               ----------------------------------------
Cash and cash equivalents at end of period                                             $20,729,862         $15,877,960
                                                                               ========================================


  See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES

1. BASIS OF PRESENTATION

The condensed consolidated balance sheet information for June 30, 2000 was derived from the Company's audited Consolidated Balance Sheets for the fiscal year ended June 30, 2000. The condensed consolidated financial statements at and for the three months ended September 30, 2000 and 1999 are unaudited.

In the opinion of management of the Company these financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly these condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

A summary of significant accounting policies followed by the Company is set forth in Note 1 of the Company's 2000 Annual Report to Stockholders and is incorporated herein by reference.

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

2. REORGANIZATION AND CONVERSION

First Federal Bankshares, Inc. (the "Company") is the holding company for First Federal Bank (the "Bank"). The Company owns 100% of the Bank's common stock. Currently, the Company engages in no other significant activities beyond its ownership of the Bank's common stock. Prior to April 13, 1999, the Bank was owned approximately 53.49% by First Federal Bankshares, M.H.C. (the "Mutual Holding Company") and 46.51% by public shareholders. On April 13, 1999, pursuant to a plan of conversion and reorganization, and after a series of transactions:
(1) the Company was formed to own all of the capital stock of the Bank, (2) the Company sold the ownership interest in the Bank previously held by the Mutual Holding Company to the public in a subscription offering (the Offering), (3)
previous public shareholders of the Bank had their shares exchanged (the Exchange) into common shares of the Company (exchange ratio of 1.64696 to 1) and
(4) the Mutual Holding Company ceased to exist.

3. EARNINGS PER SHARE

The following information was used in the computation of net earnings per common share on both a basic and diluted basis for the periods presented.

                                                Three months ended
                                                  September 30,
                                                2000        1999
                                                ----        ----
Basic earnings per share computation:
   Net earnings                              $1,210,592  $1,198,121
   Wieghted-average common shares
         outstanding                          4,455,529   4,641,309
                                              ---------   ---------

      Basic earnings per share                    $0.27       $0.26
                                              =========   =========

Diluted earnings per share computation:
   Net earnings                              $1,210,592  $1,198,121
   Weighted average common
      shares outstanding - basic              4,455,529   4,641,309
   Incremental option shares using
      treasury stock method                      33,104      18,877
 Weighted average diluted
         shares outstanding                   4,488,633   4,660,186
                                              ---------   ---------

      Diluted earnings per share                  $0.27       $0.26
                                              =========   =========

4. DIVIDENDS

On July 20, 2000 the Company declared a cash dividend on its common stock, payable on August 31, 2000 to stockholders of record as of August 17, 2000, equal to $.08 per share. Dividends totaling $361,493 were paid to stockholders.

On October 26, 2000 the Company declared a cash dividend on its common stock, payable on November 30, 2000 to stockholders of record as of November 16, 2000 equal to $.08 per share. Approximately $361,490 will be paid to stockholders on November 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets increased by $10.7 million, or 1.5%, to $734.1 million at September 30, 2000 from $723.4 million at June 30, 2000. The increase in total assets was primarily due to an increase in loans receivable. Loans receivable increased by $17.4 million, or 3.4%, to $522.5 million at September 30, 2000 from $505.1 million at June 30, 2000. The increase in loans receivable was primarily due to an increase in the origination of commercial real estate and commercial business loans, which generally have interest rates higher than those of residential single-family mortgages. Partially offsetting the increase in loans was a
decrease   in  the   balance   of  total   investment   securities.

Securities available-for-sale ("AFS") decreased by $5.4 million, or 4.6%, to $111.9 million at September 30, 2000 from $117.3 million at June 30, 2000.
During the three months ended September 30, 2000 the Company sold AFS mortgage-backed securities with principal balances totaling $5.9 million in order to fund loan growth. Securities held-to-maturity decreased by $510,000, or 2.1%, to $23.2 million at September 30, 2000 from $23.7 million at June 30, 2000 due to principal repayment and amortization.

Deposits decreased by $1.0 million, or .2%, to $470.6 million at September 30, 2000 from $471.6 million at June 30, 2000. Advances from the Federal Home Loan Bank increased by $9.5 million, or 5.4%, to $183.5 million at September 30, 2000 from $174.0 million at June 30, 2000. The increase in the balance of advances partially funded the increase in loan balances. Advance payments by borrowers for taxes and insurance decreased by $949,000, or 33.6%, due to the payout in September 2000 of the first half of Iowa real estate taxes from escrow accounts.

Total stockholders' equity increased by $1.8 million to $69.9 million at September 30, 2000 from $68.1 million at June 30, 2000. Earnings totaled $1.2 million for the first quarter of the fiscal year. In addition, accumulated other comprehensive income (loss) decreased by $867,000 as unrealized losses on available-for-sale securities decreased due to higher market valuations. The higher valuations occurred as market interest rates stabilized after a series of six interest rate increases by the Federal Reserve Board between June 1999 and May 2000. Dividends declared during the quarter totaled $362,000 excluding dividends on unallocated Employee Stock Ownership Plan ("ESOP") shares.

LIQUIDITY

OTS regulations require that thrift institutions such as the Bank maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances and specified United States government, state or federal agency obligations) in each calendar quarter of not less than 4% of the average daily balance of its liquidity base (net withdrawable deposits plus short term borrowings) during the preceding quarter. For the quarter ended September 30, 2000 the Company's average liquidity position was $142.8 million, or 25.7% of its liquidity base for the preceding quarter.



CAPITAL
The Company's total equity increased by $1.8 million to $69.9 million at September 30, 2000 from $68.1 million at June 30, 2000. The OTS requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of September 30, 2000 the Bank was in compliance with all regulatory capital requirements. The Bank's required, actual and excess capital levels as of September 30, 2000 are as follows:

                                                             Excess of
                                                             Actual Over
                      Required  % of      Actual     % of    Regulatory
                       Amount  Assets     Amount    Assets   Requirement
                       ------  ------     ------    ------   -----------
                                  (Amounts in thousands)
 Tangible Capital     $10,681   1.5%     $47,783     6.71%     $37,102
 Core Capital          21,361   3.0%      47,783     6.71%      26,422
 Risk-based Capital    33,902   8.0%      51,310    12.11%      17,408

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED September 30, 2000 and 1999

General. Net earnings for each of the three months ended September 30, 2000 and 1999 totaled $1.2 million. Diluted earnings per share totaled $0.27 and $0.26, respectively, for the three months ended September 30, 2000 and 1999.

Interest Income. Interest income increased by $1.4 million, or 12.5%, to $13.0 million for the three months ended September 30, 2000 from $11.6 million for the three months ended September 30, 1999, largely due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by $41.7 million, or 6.6%, to $673.0 million for the three months ended September 30, 2000 from $631.3 million for the three months ended September 30, 1999. The average yield on interest-earning assets increased to 7.71% for the three months ended September 30, 2000 from 7.31% for the three months ended September 30, 1999, primarily due to higher yields on loans receivable and investment and mortgage-backed securities in the generally higher interest rate environment and to changes in the mix of interest-earning assets.

Interest income on loans for the three months ended September 30, 2000 increased by $1.4 million, or 16.6%, to $10.3 million for the three months ended September 30, 2000 from $8.9 million for the three months ended September 30, 1999. The increase in interest income on loans was primarily due to an increase of $51.4 million, or 11.1%, in the average balance of loans receivable, to $514.5 million for the three months ended September 30, 2000 from $463.1 million for the three months ended September 30, 1999. The average yield on loans increased to 8.03% for the three months ended September 30, 2000 from 7.65% for the three months ended September 30, 1999. The increase in the average yield on loans was due to the Company's strategy of increasing its portfolio of commercial real estate, commercial business and consumer loans that generally have higher interest rates than residential single-family mortgages.

Interest income on mortgage-backed securities for the three months ended September 30, 2000 decreased by $154,000, or 24.2%, when compared to the three months ended September 30, 1999. The average balance of mortgage-backed securities decreased by $11.3 million, or 28.3%, to $28.6 million at September 30, 2000 from $39.9 million at September 30, 1999. The average yield on mortgage-backed securities increased to 6.75% for the three months ended September 30, 2000 from 6.39% for the three months ended September 30, 1999, as variable rate securities repriced upward in the generally higher market interest rate environment.

Interest income on investment securities increased by $127,000, or 6.3%, as the average balance of investment securities increased by $2.6 million, or 2.1%, to $127.6 million at September 30, 2000 from $125.0 million at September 30, 1999. The average yield on investment securities increased by 26 basis points to 6.69% for the three months ended September 30, 2000 from 6.43% for the three months ended September 30, 1999.

Interest Expense. Interest expense increased by $1.5 million, or 20.6%, to $8.5 million for the three months ended September 30, 2000 from $7.0 million for the three months ended September 30, 1999. Interest on deposits increased by $664,000, or 13.4%, to $5.6 million for the three months ended September 30, 2000 from $4.9 million for the three months ended September 30, 1999. The increase in interest on deposits was primarily due to a 56 basis point increase in the average cost of deposits to 4.97% for the three months ended September 30, 2000 from 4.41% for the three months ended September 30, 1999. The generally higher market interest rate environment during the current fiscal year influenced the rates paid on deposits. Strong competition for deposits in this environment made it more difficult for the Company to attract transaction accounts, as has been its strategy in recent years. The average balance of deposits increased by only $2.5 million, or .5%, to $451.1 million at September 30, 2000 from $448.7 million at September 30, 1999.

In order to fund the increase in loan balances the Company increased its borrowing from the Federal Home Loan Bank (the "FHLB"). Interest on FHLB advances increased by $781,000, or 37.6%, to $2.9 million for the three months ended September 30, 2000 from $2.1 million for the three months ended September 30, 1999. The increase in interest on borrowings was primarily due to an increase in the average balance of advances. The average balance of advances increased by $38.1 million, or 26.8%, to $180.0 million at September 30, 2000 from $141.9 million at September 30, 1999. The increase in interest expense was also due to an increase of 49 basis points in the average cost of borrowings to 6.35% for the three months ended September 30, 2000 from 5.86% for the three months ended September 30, 1999.

Net Interest Income. The increase in interest income was offset by the increase in interest expense. Net interest income totaled $4.5 million for each of the three months ended September 30, 2000 and 1999. The Company's interest rate spread for the three months ended September 30, 2000 decreased to 2.35% from 2.56% for the three months ended September 30, 1999.


Provision for Loan Loss. Provision for loan losses increased by $40,000, or 38.1%, to $145,000 for the three months ended September 30, 2000 from $105,000 for the three months ended September 30, 2000 and 1999. Provision for loan losses was increased due to increased loan balances. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses.

Noninterest Income. Noninterest income decreased by $133,000, or 7.6%, to $1.6 million for the three months ended September 30, 2000 from $1.7 million for the three months ended September 30, 1999. The decrease in noninterest income was primarily due to decreases in income related to single-family residential mortgage origination activity. Single-family residential mortgage origination activity was generally lower during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Gain on sale of loans held for sale decreased by $21,000, or 25.0%, to $64,000 for the three months ended September 30, 2000 from $85,000 for the three months ended September 30, 1999. Gain on sale of real estate held for development totaled $30,000 and $55,000, respectively, for the three months ended September 30, 2000 and 1999; and, gain on sale of real estate owned totaled $118,000 for the three months ended September 30, 1999 with no gain recorded for the three months ended September 30, 2000. Income from other real estate-related activities decreased by $127,000, or 29.6%, to $302,000 for the three months ended September 30, 2000 from $429,000 for the three months ended September 30, 1999, primarily due to a decrease in sales revenue in the Company's real estate brokerage subsidiary in a generally slower real estate market. Partially offsetting these decreases in noninterest income was an increase of $136,000, or 19.6%, in service charges and other fees for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The increase in service charges and other fees resulted from prepayment penalty income and service fees from the Company's growing business and personal deposit account relationships. Other income increased by $23,000, or 6.2%, to $386,000 for the three months ended September 30, 2000 from $363,000 for the three months ended September 30, 1999 largely due to receipt of interest totaling $65,000 on franchise tax refunds from prior years.

Noninterest expense. Noninterest expense totaled $4.2 million for each of the three months ended September 30, 2000 and 1999. The Company has focused renewed attention on controlling noninterest expense since the completion of recent bank acquisitions in the two preceding fiscal years. Compensation and benefits expense totaled $2.2 million for each of the three months ended September 30, 2000 and 1999 largely due to a reduction in full-time-equivalent ("FTE") employees. This reduction in FTE's largely offset additional expense related to annual salary increases, which took effect in January 2000.

Office property and equipment expense and data processing expense increased by $21,000, or 3.6%, and $6,000, or 5.4%, respectively, for the three months ended September 30, 2000 as compared to the same period of the prior year. Deposit insurance premium expense and advertising expense decreased by $46,000, or 64.7%, and $33,000, or 27.9%, respectively, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The deposit insurance premium rate decreased to $0.0206 per hundred dollars of deposits for the quarter ended September 30, 2000 from $0.0580 per hundred dollars of deposits for the quarter ended September 30, 1999. Other general and administrative expenses increased by $67,000, or 7.5%, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

Net earnings and income tax expense. Net earnings before income taxes totaled $1.7 million and $1.9 million, respectively, for the three months ended September 30, 2000 and 1999. Income tax expense decreased by $217,000, or 29.3%, to $523,000 for the three months ended September 30, 2000 from $740,000 for the three months ended September 30, 1999. The decrease in income tax expense was largely due to receipt of state franchise tax refunds from prior years that totaled $105,000. The refunds were in settlement of an issue that had been under examination for several years. The Company had not previously accrued the tax benefit related to the resolution of this issue since the outcome was unknown. The Company's effective tax rate, excluding the franchise tax refund, decreased to 36.2% for the three months ended September 30, 2000 from 38.2% for the three months ended September 30, 1999.

PART II. OTHER INFORMATION

Legal Proceedings

   There are various claims and lawsuits in which the Registrant is periodically involved incidental to the Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the period covered by this report.

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


                                             FIRST FEDERAL BANKSHARES, INC.



         DATE:  November 8, 2000             BY: /s/ Barry E. Backhaus
                                                 ----------------------
                                                 Barry E. Backhaus
                                                 President and
                                                   Chief Executive Officer



         DATE:  November 8, 2000             BY: /s/ Katherine Bousquet
                                                 -----------------------
                                                  Katherine Bousquet
                                                  Vice President and Treasurer
                                                    (Principal Financial and
                                                     Accounting Officer