Form 10-Q
period 2000-12-31
FIRST FEDERAL BANKSHARES INC
filed 2001-02-14
CIK 1075348

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------

                                    FORM 10-Q

[Mark One]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2000

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

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

                    329 Pierce Street, Sioux City, Iowa 51101
                    -----------------------------------------
                    (Address of principal executive offices)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at February 12, 2001
            -----                              ---------------------------------
  (Common Stock, $.01 par value)                          4,587,817

                         FIRST FEDERAL BANKSHARES, INC.


                                      INDEX

                                                                       Page
                                                                       ----

Part I.  Financial Information
   Item I.  Financial Statements of First Federal
            Bankshares, Inc. and Subsidiaries                           1

            Condensed Consolidated Balance Sheets
            at December 31, 2000 and June 30, 2000                      1

            Condensed Consolidated Statements of Operations
            for the three- and six-month periods ended
            December 31, 2000 and 1999                                  2

            Condensed Consolidated Statements of Changes in
            Stockholders' Equity for the six-month periods
            ended December 31, 2000 and 1999                            3

            Condensed Consolidated Statements of Comprehensive
            Income for the three- and six-month periods ended
            December 31, 2000 and 1999                                  4

            Condensed Consolidated Statements of Cash Flows
            for the six-month periods ended
                  December 31, 2000 and 1999                            5

            Notes to Condensed Consolidated Financial Statements        6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations               8

Part II. Other Information                                              15

PART I.  FINANCIAL  INFORMATION
  ITEM 1.  FINANCIAL  STATEMENTS

  FIRST  FEDERAL  BANKSHARES, INC  and  SUBSIDIARIES
  CONDENSED CONSOLIDATED  BALANCE  SHEETS

                                                                         December 31,          June 30,
                                                                            2000                2000
                                                                    -------------------------------------
                                                                         (Unaudited)
Assets
------
Cash and cash equivalents                                              $ 16,181,067         $ 20,166,706
Securities available for sale                                           113,417,176          117,326,062
   (amortized cost $114,962,866 and $124,252,112)
Securities held to maturity                                              22,563,935           23,737,311
   (fair value of $22,606,347 and $23,067,005)
Loans receivable, net                                                   519,114,052          505,089,564
Office property and equipment, net                                       15,059,296           15,314,905
Federal Home Loan Bank stock, at cost                                     9,468,700            8,928,900
Accrued interest receivable                                               5,112,514            4,800,415
Deferred tax asset                                                          506,000            2,362,000
Excess of cost over fair value of assets acquired                        19,412,457           19,900,409
Other assets                                                              3,878,382            5,755,245
                                                                    -------------------------------------
Total assets                                                           $724,713,579         $723,381,517
                                                                    =====================================

Liabilities

Deposits                                                               $477,952,630         $471,625,531
Advances from Federal Home Loan Bank                                    164,912,415          174,020,499
Advance payments by borrowers for
    taxes and insurance                                                   2,145,202            2,828,275
Accrued taxes on income                                                      73,590              292,740
Accrued interest payable                                                  5,201,254            4,297,514
Accrued expenses and other liabilities                                    2,048,486            2,204,039
                                                                    -------------------------------------
Total liabilities                                                       652,333,577          655,268,598
                                                                    -------------------------------------
Stockholders' equity

Common stock, $.01 par value, 12,000,000 shares authorized;
    4,837,692 and 4,833,608 shares issued
    at December 31, 2000 and June 30, 2000, respectively                     48,377               48,336
Additional paid-in capital                                               36,003,702           36,002,723
Retained earnings, substantially restricted                              41,346,725           39,782,321
Treasury stock, at cost, 244,875 and 144,050 shares
     at December 31, 2000 and June 30, 2000, respectively                (2,161,182)          (1,273,138)
Accumulated other comprehensive income (loss)                              (968,690)          (4,343,049)
Unearned ESOP                                                            (1,550,930)          (1,634,600)
Unearned RRP                                                               (338,000)            (469,674)
                                                                    -------------------------------------
Total stockholders' equity                                               72,380,002           68,112,919
                                                                    -------------------------------------
Total liabilities and stockholders' equity                             $724,713,579         $723,381,517
                                                                    =====================================



See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                                                         Three months                  Six months
                                                                       ended December 31,            ended December 31,
                                                                     2000            1999           2000            1999
                                                                 ---------------------------------------------------------------
                                                                                                (Unaudited)
Interest income:
     Loans receivable                                            $ 10,642,805    $  9,022,732    $ 20,966,330   $ 17,876,347
     Mortgage-backed securities                                       365,726         579,830         849,153      1,217,630
     Investment securities                                          2,133,894       2,120,430       4,269,987      4,129,137
     Other interest-earning assets                                     36,244          41,504          73,707         81,951
                                                                ------------------------------------------------------------
          Total interest income                                    13,178,669      11,764,496      26,159,177     23,305,065
                                                                ------------------------------------------------------------

Interest expense:
     Deposits                                                       5,905,349       5,009,054      11,514,702      9,954,212
     Borrowings                                                     2,762,621       2,204,816       5,621,697      4,282,490
                                                                ------------------------------------------------------------
          Total interest expense                                    8,667,970       7,213,870      17,136,399     14,236,702
                                                                ------------------------------------------------------------
     Net interest income                                            4,510,699       4,550,626       9,022,778      9,068,363
     Provision for loan losses                                        150,000         135,000         295,000        240,000
                                                                ------------------------------------------------------------
     Net interest income after provision for loan losses            4,360,699       4,415,626       8,727,778      8,828,363
                                                                ------------------------------------------------------------

Noninterest income:
     Service charges and other fees                                   843,412         767,396       1,673,296      1,461,089
     Gain on sale of loans held for sale                               80,635          40,246         144,716        125,710
     Gain on sale of real estate owned and held for investment        148,714         187,988         178,214        361,174
     Net gain (loss) on sale of securities                             (1,565)        (50,535)          6,072        (50,535)
     Real estate-related activities                                   279,691         302,843         581,392        731,583
     Other income                                                     269,365         370,345         647,547        733,592
                                                                ------------------------------------------------------------
          Total noninterest income                                  1,620,252       1,618,283       3,231,237      3,362,613
                                                                ------------------------------------------------------------

Noninterest expense:
     Compensation and employee benefits                             2,165,643       2,307,856       4,364,123      4,489,410
     Office property and equipment                                    594,931         569,445       1,199,882      1,153,660
     Deposit insurance premiums                                        23,987          69,213          49,031        140,105
     Data processing expense                                          119,707         106,378         241,951        222,350
     Advertising                                                      128,667         141,351         214,062        259,838
     Amortization of intangibles                                      241,702         245,949         483,515        494,585
     Other general and administrative                                 931,541         749,911       1,898,086      1,649,101
                                                                ------------------------------------------------------------
          Total noninterest expense                                 4,206,178       4,190,103       8,450,650      8,409,049
                                                                ------------------------------------------------------------

     Earnings before taxes on income                                1,774,773       1,843,806       3,508,365      3,781,927
     Taxes on income                                                  698,000         578,000       1,221,000      1,318,000
                                                                ------------------------------------------------------------
     Net earnings                                                $  1,076,773    $  1,265,806    $  2,287,365   $  2,463,927
                                                                ============================================================
Per share data:
     Basic earnings per share                                    $       0.24    $       0.27    $       0.51   $       0.53
                                                                ============================================================
     Diluted earnings per share                                  $       0.24    $       0.27    $       0.51   $       0.53
                                                                ============================================================

     Dividends declared per share                                $      0.080    $      0.075    $      0.160   $      0.150
                                                                ============================================================


     See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                           Six months ended December 31,
                                                                            2000                 1999
                                                                         -------------------------------
                                                                                   (Unaudited)
Capital Stock
   Beginning of year balance                                             $     48,336      $     48,178
   Stock options exercised                                                         41                99
                                                                         -------------------------------
End of period balance                                                          48,377            48,277
                                                                         -------------------------------

Additional paid-in capital

   Beginning of year balance                                               36,002,723        35,957,560
   Stock options exercised                                                     12,480            30,429
   Stock depreciation of allocated ESOP shares                                (11,501)           (5,420)
   Grant of RRP shares at market                                                   --            18,250
                                                                         -------------------------------
End of period balance                                                      36,003,702        36,000,819
                                                                         -------------------------------

Retained earnings, substantially restricted
   Beginning of year balance                                               39,782,321        36,283,211
   Net earnings                                                             2,287,365         2,463,927
   Dividends paid on common stock                                            (722,961)         (696,522)
                                                                         -------------------------------
End of period balance                                                      41,346,725        38,050,616
                                                                         -------------------------------

Treasury stock, at cost
   Beginning of year balance                                               (1,273,138)               --
   Treasury stock purchased                                                  (888,044)       (1,054,763)
   RRP shares granted                                                              --           657,000
                                                                         -------------------------------
End of period balance                                                      (2,161,182)         (397,763)
                                                                         -------------------------------

Accumulated other comprehensive income (loss)
   Beginning of year balance                                               (4,343,049)       (2,202,184)
   Net change in unrealized losses on securities available-for-sale         3,378,640        (2,070,718)
   Less: reclassification adjustment for net realized gains included
         in net income (net of tax expense)                                    (4,281)          (26,054)
                                                                         -------------------------------
End of period balance                                                        (968,690)       (4,298,956)
                                                                         -------------------------------

Unearned ESOP shares

   Beginning of year balance                                               (1,634,600)       (1,813,758)
   ESOP shares allocated                                                       83,670            98,408
                                                                         -------------------------------
End of period balance                                                      (1,550,930)       (1,715,350)
                                                                         -------------------------------

Unearned recognition and retention plan shares
   Beginning of year balance                                                 (469,674)               --
   RRP shares granted                                                              --          (675,250)
   Amortization of RRP expense                                                131,674            54,000
                                                                         -------------------------------
End of period balance                                                        (338,000)         (621,250)
                                                                         -------------------------------

                                                                         -------------------------------
Total stockholders' equity                                               $ 72,380,002      $ 67,066,393
                                                                         ===============================



See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC.  and SUBSIDIARIES
Condensed Consolidated  Statements  of  Comprehensive Income

                                                              Three Months Ended                 Six months ended
                                                                  December 31,                      December 31,
                                                          ----------------------------      ----------------------------
                                                           2000              1999             2000             1999
                                                           ----              ----             ----             ----
                                                                                  (Unaudited)
Net earnings                                              $ 1,076,773     $ 1,265,806      $ 2,287,365      $ 2,463,927
Other comprehensive income:
    Unrealized holding gains (losses)
      arising during the period, net of tax                 2,516,795      (1,253,941)       3,378,640       (2,070,718)
    Less: reclassification adjustment for
      net realized gains (losses)
         included in net income, net of tax expense             1,163         (26,054)          (4,281)         (26,054)
                                                          -----------     -----------      -----------      -----------
Other comprehensive income (loss), net of tax               2,517,958      (1,279,995)       3,374,359       (2,096,772)
                                                          -----------     -----------      -----------      -----------

                                                          -----------     -----------      -----------      -----------
Comprehensive income (loss)                               $ 3,594,731     ($   14,189)     $ 5,661,724      $   367,155
                                                          ===========      ===========     ===========      ===========

See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Six months ended December 31,
                                                                          2000                  1999
                                                                     -----------------------------------
                                                                                  (Unaudited)
Cash flows from operating activities:

Net earnings                                                            $  2,287,365      $  2,463,927
Adjustments to reconcile net earnings to net cash
     provided by operating activities:
   Loans originated for sale to investors                                (14,751,680)       (9,753,019)
   Proceeds from sale of loans originated for sale                        15,144,009        10,564,990
   Provision for loan losses                                                 295,000           240,000
   Depreciation and amortization                                           1,113,590         1,249,918
   Net gain on sale of loans                                                (144,716)         (125,710)
   Net (gain) loss on sale of securities available-for-sale                   (6,072)           50,535
   Net gain on sale of real estate owned and held for development           (178,214)         (361,174)
   Net loan fees deferred                                                    (59,406)            7,300
   Amortization of premiums and discounts on loans,
     mortgage-backed securities, and investment securities                   283,532           355,663
   Decrease (increase) in other assets                                     2,003,658        (1,222,839)
   Increase (decrease) in accrued expenses and other liabilities             529,037          (998,916)
                                                                        -------------------------------
Net cash provided by operating activities                                  6,516,103         2,470,675
                                                                        -------------------------------

Cash flows from investing activities:

   Purchase of securities held-to-maturity                                        --          (519,205)
   Proceeds from maturities of securities held-to-maturity                 1,176,372         2,199,586
   Proceeds from sale of securities available-for-sale                     7,846,709         3,131,067
   Purchase of securities available-for-sale                                      --        (7,875,000)
   Purchase of Federal Home Loan Bank Stock                                 (539,800)         (359,600)
   Proceeds from maturities of securities available-for-sale               1,466,703         4,450,070
   Loans purchased                                                        (4,911,000)       (4,547,000)
   Increase in loans receivable                                          (10,330,942)      (16,839,277)
   Proceeds from sale of real estate owned and held for development          787,419         2,355,736
   Net expenditures on real estate owned and held for development           (523,601)         (756,039)
   Proceeds from sale of office property and equipment                            --            49,295
   Purchase of office property and equipment                                (362,269)         (868,117)
                                                                        -------------------------------
Net cash used in investing activities                                     (5,390,409)      (19,578,484)
                                                                        -------------------------------

Cash flows from financing activities:

   Increase (decrease) in deposits                                         6,327,099        (7,065,897)
   Proceeds from advances from FHLB                                       31,500,000        45,500,000
   Repayment of advances from FHLB                                       (40,656,875)      (15,148,276)
   Net decrease in advances from borrowers for taxes and insurance          (683,073)         (220,656)
   Issuance of common stock, net                                              12,521            30,527
   Purchase of treasury stock                                               (888,044)       (1,054,763)
   Cash dividends paid                                                      (722,961)         (696,522)
                                                                        -------------------------------
Net cash (used in) provided by financing activities                       (5,111,333)       21,344,413
                                                                        -------------------------------
Net (decrease) increase in cash and cash equivalents                      (3,985,639)        4,236,604
Cash and cash equivalents at beginning of period                          20,166,706        15,067,956
                                                                        -------------------------------
Cash and cash equivalents at end of period                              $ 16,181,067      $ 19,304,560
                                                                        ===============================


See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated balance sheet information for June 30, 2000 was derived from the Company's audited Consolidated Balance Sheets for the fiscal year ended June 30, 2000. The condensed consolidated financial statements at and for the three months and six months ended December 31, 2000 and 1999 are unaudited.

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

3. EARNINGS PER SHARE

The following information was used in the computation of net earnings per common share ("EPS") on both a basic and diluted basis for the periods presented.



                                           Three months ended          Six months ended
                                              December 31,                December 31,
                                           2000          1999         2000            1999
                                       -------------------------     -------------------------
Basic EPS computation:
   Net earnings                        $1,076,773     $1,265,806     $2,287,365     $2,463,927
   Weighted-average common shares
           outstanding                  4,434,239      4,637,649      4,444,883      4,639,430
                                       ----------     ----------     ----------     ----------

      Basic earnings per share         $     0.24     $     0.27     $     0.51     $     0.53
                                       ==========     ==========     ==========     ==========

Diluted EPS computation:
                                                                                    ----------
   Net earnings                        $1,076,773     $1,265,806     $2,287,365     $2,463,927
   Weighted average common
      shares outstanding - basic        4,434,239      4,637,649      4,444,883      4,639,430
   Incremental option shares using
      treasury stock method                31,770         16,413         34,186         17,646
                                       ----------     ----------     ----------     ----------

   Weighted average diluted

      shares outstanding                4,466,009      4,654,062      4,479,069      4,657,076
                                       ----------     ----------     ----------     ----------

      Diluted earnings per share       $     0.24     $     0.27     $     0.51     $     0.53
                                       ==========     ==========     ==========     ==========


4. DIVIDENDS

On October 26, 2000 the Company declared a cash dividend on its common stock, payable on November 30, 2000 to stockholders of record as of November 16, 2000, equal to $.08 per share. Dividends totaling $361,467 were paid to stockholders.

On January 18, 2001 the Company declared a cash dividend on its common stock, payable on February 28, 2001 to stockholders of record as of February 14, 2001 equal to $.08 per share. Approximately $355,018 will be paid to stockholders on February 28, 2001.

5. EFFECT OF NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, is effective for transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. Management does not expect the adoption of this standard to have a material effect on the Company's consolidated financial statements.

6. RECENT DEVELOPMENTS

In December 2000 the Company entered into an agreement (the "Agreement") with a mortgage finance company (the "Mortgage Finance Company") to assist the Company with a review of the Company's fixed rate residential mortgage loan portfolio ("the Mortgage Loans"), which totaled approximately $116.0 million at December

31, 2000. Pursuant to the Agreement, the Company also retained the Mortgage Finance Company to act as the Company's exclusive agent in connection with the Company's securitization or sale and related delivery of the Mortgage Loans to one or more institutional investors.

The Company expects to have the Mortgage Loans securitized by March 1, 2001. As of the date hereof, the Company has executed a forward commitment to sell approximately $48.8 million of the mortgage-backed securities ("MBS") to be created by this securitization for settlement in March 2001. The Company expects to sell the remainder of the MBS by September 30, 2001. However, whether such sales are completed or not, is within management's discretion and is dependent on market conditions and other factors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets increased by $1.3 million, or 0.2%, to $724.7 million at December 31, 2000 from $723.4 million at June 30, 2000. The increase in total assets was primarily due to an increase in loans receivable. Loans receivable increased by $14.0 million, or 2.8%, to $519.1 million at December 31, 2000 from $505.1 million at June 30, 2000. The increase in loans receivable was primarily due to an increase in the origination of commercial real estate and commercial business loans, which generally have interest rates higher than those of residential single-family mortgages. Partially offsetting the increase in loans receivable was a decrease in the balance of total investment securities. Securities available-for-sale ("AFS") decreased by $3.9 million, or 3.3%, to $113.4 million at December 31, 2000 from $117.3 million at June 30, 2000. During the six months ended December 31, 2000 the Company sold AFS mortgage-backed securities with principal balances totaling $7.8 million in order to fund loan growth. In addition, securities held-to-maturity decreased by $1.2 million, or 4.9%, to $22.5 million at December 31, 2000 from $23.7 million at June 30, 2000 due to principal repayment and amortization.

Deposits increased by $6.4 million, or 1.3%, to $478.0 million at December 31, 2000 from $471.6 million at June 30, 2000. Partly due to the increase in deposit balances, advances from the Federal Home Loan Bank (the "FHLB") decreased by $9.1 million, or 5.2%, to $164.9 million at December 31, 2000 from $174.0 million at June 30, 2000. Accrued interest payable increased by $904,000, or 21.0%, to $5.2 million at December 31, 2000 from $4.3 million at December 31, 1999 largely due to increased balances in deposit accounts.

Total stockholders' equity increased by $4.3 million to $72.4 million at December 31, 2000 from $68.1 million at June 30, 2000. Earnings totaled $2.3 million for the first six months of the fiscal year. In addition, accumulated other comprehensive income(loss) increased by $3.4 million as unrealized losses on available-for-sale securities decreased due to higher market valuations. The higher valuations occurred as market interest rates stabilized after a series of six interest rate increases by the Federal Reserve Board between June 1999 and May 2000. Dividends declared during the six months ended December 31, 2000 totaled $723,000 excluding dividends on unallocated Employee Stock Ownership Plan ("ESOP") shares.

LIQUIDITY

OTS regulations require that thrift institutions such as the Bank maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances and specified United States government, state or federal agency obligations) in each calendar quarter of not less than 4% of the average daily balance of its liquidity base (net withdrawable deposits plus short term borrowings) during the preceding quarter. For the quarter ended December 31, 2000 the Company's average liquidity position was $134.3 million, or 23.8% of its liquidity base for the preceding quarter.

CAPITAL

The Company's total stockholders' equity increased by $4.3 million to $72.4 million at December 31, 2000 from $68.1 million at June 30, 2000. The OTS requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of December 31, 2000 the Bank was in compliance with all regulatory capital requirements. The Bank's required, actual and excess capital levels as of December 31, 2000 are as follows:

                                                             Excess of
                                                             Actual Over
                      Required  % of      Actual    % of     Regulatory
                       Amount  Assets     Amount   Assets    Requirement
                       ------  ------     ------   ------    -----------
                                  (Amounts in thousands)

 Tangible Capital     $10,798   1.5%     $48,715     6.95%     $37,917
 Core Capital          21,597   3.0%      48,715     6.95%      27,118
 Risk-based Capital    33,791   8.0%      52,310    12.38%      18,519






COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

December 31, 2000 and 1999

General. Net earnings for the three months ended December 31, 2000 totaled $1.1 million, or $.24 per diluted share compared to $1.3 million, or $.27 per diluted share for the three months ended December 31, 1999.

Interest Income. Interest income increased by $1.4 million, or 12.0%, to $13.2 million for the three months ended December 31, 2000 from $11.8 million for the three months ended December 31, 1999, largely due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by $37.2 million, or 5.8%, to $675.0 million for the three months ended December 31, 2000 from $637.8 million for the three months ended December 31, 1999. The average yield on interest-earning assets increased to 7.81% for the three months ended December 31, 2000 from 7.38% for the three months ended December 31, 1999, due to higher yields on loans receivable and investment and mortgage-backed securities in the generally higher interest rate environment and to changes in the mix of interest-earning assets.

Interest income on loans for the three months ended December 31, 2000 increased by $1.6 million, or 18.0%, to $10.6 million for the three months ended December 31, 2000 from $9.0 million for the three months ended December 31, 1999. The increase in interest income on loans was primarily due to an increase of $54.6 million, or 11.7%, in the average balance of loans receivable, to $523.4 million for the three months ended December 31, 2000 from $468.8 million for the three months ended December 31, 1999. The average yield on loans increased to 8.13% for the three months ended December 31, 2000 from 7.70% for the three months ended December 31, 1999. The increase in the average yield on loans was due to the Company's strategy of increasing its portfolio of commercial real estate, commercial business and consumer loans that generally have higher interest rates than residential single-family mortgages.

Interest income on mortgage-backed securities ("MBS") for the three months ended December 31, 2000 decreased by $214,000, or 36.9%, when compared to the three months ended December 31, 1999. The decrease in interest income on MBS was primarily due to a decrease in the average balance of MBS. The average balance of MBS decreased by $14.4 million, or 39.9%, to $21.6 million at December 31, 2000 from $36.0 million at December 31, 1999. Cash flows from sales and principal reductions of MBS were used to fund part of the increase in the balance of loans receivable. The average yield on MBS increased to 6.77% for the three months ended December 31, 2000 from 6.45% for the three months ended December 31, 1999, as variable rate securities repriced upward in the generally higher market interest rate environment.

Interest income on investment securities increased by $13,000, or 0.6%, for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999 primarily due to an increase in the average yield on those securities. The average yield on investment securities increased by 15 basis points to 6.68% for the three months ended December 31, 2000 from 6.53% for the three months ended December 31, 1999. The average balance of investment securities decreased by $2.1 million, or 1.6%, to $127.8 million for the three months ended December 31, 2000 from $129.9 million for the three months ended December 31, 1999.

Interest Expense. Interest expense increased by $1.5 million, or 20.2%, to $8.7 million for the three months ended December 31, 2000 from $7.2 million for the three months ended December 31, 1999. Interest on deposits increased by $896,000, or 17.9%, to $5.9 million for the three months ended December 31, 2000 from $5.0 million for the three months ended December 31, 1999. The increase in interest on deposits was largely due to a 66 basis point increase in the average cost of deposits to 5.15% for the three months ended December 31, 2000 from 4.49% for the three months ended December 31, 1999. The generally higher market interest rate environment during the current fiscal year influenced the rates paid on deposits. Strong competition for deposits in this environment made it more difficult for the Company to attract transaction accounts, as opposed to higher-costing certificates of deposit. The average balance of deposits increased by $12.6 million, or 2.8%, to $458.6 million at December 31, 2000 from $446.0 million at December 31, 1999 and the increase primarily consisted of increases in time deposit balances.

An increase in the balance of FHLB advances partially funded the increase in the balance of loans receivable. Interest on FHLB advances increased by $558,000, or 25.3%, to $2.8 million for the three months ended December 31, 2000 from $2.2 million for the three months ended December 31, 1999. The increase in interest on borrowings was largely due to an increase in the average balance of advances. The average balance of advances increased by $22.9 million, or 15.2%, to $173.3 million at December 31, 2000 from $150.4 million at December 31, 1999. The increase in interest expense was also due to an increase of 52 basis points in the average cost of borrowings to 6.38% for the three months ended December 31, 2000 from 5.86% for the three months ended December 31, 1999.

Net Interest Income. Net interest income decreased by $40,000, or 0.9%, to $4.5 million for the three months ended December 31, 2000 from $4.6 million for the three months ended December 31, 1999. The Company's interest rate spread for the three months ended December 31, 2000 decreased to 2.32% from 2.54% for the three months ended December 31, 1999.

Provision for Loan Loss. Provision for loan losses increased by $15,000, or 11.1%, to $150,000 for the three months ended December 31, 2000 from $135,000 for the three months ended December 31, 2000 and 1999. Provision for loan losses was increased due to increased loan balances and the larger concentration of commercial and consumer loans included in those balances. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses.

Noninterest  Income.  Noninterest  income  totaled  $1.6 million for each of the three-month periods ended December 31, 2000 and 1999. Income from service charges and other fees increased by $76,000, or 9.9%, for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. The increase in service charges and other fees resulted from increased service fees from the Company's growing business and personal deposit account relationships. Gain on sale of loans held for sale increased by $40,000, or 100.4%, to $81,000 for the three months ended December 31, 2000 from $40,000 for the three months ended December 31, 1999 due to increased activity in residential loan originations. The Company recorded net losses on the sale of securities totaling $2,000 and $51,000, respectively, for the three months ended December 31, 2000 and 1999. These increases were largely offset by decreases in other categories of noninterest income. Gain on sale of real estate held for development decreased by $38,000, or 20.4%, to $149,000 for the three months ended December 31, 2000 from $187,000 for the three months ended December 31, 1999. Income from other real estate-related activities decreased by $23,000, or 7.6%, to $280,000 for the three months ended December 31, 2000 from $303,000 for the three months ended December 31, 1999, partly due to a decrease in sales revenue in the Company's real estate brokerage subsidiary in a generally slower real estate market. Other noninterest income decreased by $101,000, or 27.3%, to $269,000 for the three months ended December 31, 2000 from $370,000 for the three months ended December 31, 1999 primarily due to lower revenues from the sale of non-insured alternative investments. Investors chose insured certificates of deposit with rates comparable to those being offered for non-insured deposit products in the generally higher market interest rate environment.

Noninterest expense. Noninterest expense totaled $4.2 million for each of the three months ended December 31, 2000 and 1999. The Company has focused renewed attention on controlling noninterest expense since the completion of recent bank acquisitions in the two preceding fiscal years. Compensation and benefits expense decreased by $142,000, or 6.2%, to $2.2 million for the three months ended December 31, 2000 from $2.3 million for the three months ended December 31, 1999 largely due to a reduction in full-time-equivalent ("FTE") employees. This reduction in FTE's more than offset additional expense related to annual salary increases, which took effect in January 2000.

Office property and equipment expense and data processing expense increased by $25,000, or 4.5%, and $13,000, or 12.5%, respectively, for the three months ended December 31, 2000 as compared to the same period of the prior year.

Deposit insurance premium expense and advertising expense decreased by $45,000, or 65.3%, and $13,000, or 9.0%, respectively, for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. Other general and administrative expenses increased by $182,000, or 24.2%, for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999, largely due to increases in legal and professional fees and donation expense.

Net earnings and income tax expense. Net earnings before income taxes totaled $1.8 million for each of the three-month periods ended December 31, 2000 and 1999. Income tax expense increased by $120,000, or 20.8%, to $698,000 for the three months ended December 31, 2000 from $578,000 for the three months ended December 31, 1999. The Company's effective tax rate increased to 39.3% for the three months ended December 31, 2000 from 31.3% for the three months ended December 31, 1999 partially due to an adjustment for federal taxes payable on a state refund received during the prior fiscal quarter. In addition, the balance of tax-exempt investment securities decreased to $7.0 million at December 31, 2000 from $9.6 million at December 31, 1999.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
DECEMBER 31, 2000 AND 1999

General. Net earnings totaled $2.3 million, or $.51 per diluted share, for the six months ended December 31, 2000 compared to $2.5 million, or $.53 per diluted share, for the six months ended December 31, 1999.

Interest Income. Interest income increased by $2.9 million, or 12.2%, to $26.2 million for the six months ended December 31, 2000 from $23.3 million for the six months ended December 31, 1999, largely due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by $39.4 million, or 6.2%, to $674.0 million for the six months ended December 31, 2000 from $634.6 million for the six months ended December 31, 1999. The average yield on interest-earning assets increased to 7.76% for the six months ended December 31, 2000 from 7.34% for the six months ended December 31, 1999, primarily due to higher yields on loans receivable and investment securities in the generally higher market interest rate environment and to changes in the mix of interest-earning assets.

Interest income on loans increased by $3.1 million, or 17.3%, to $21.0 million for the six months ended December 31, 2000 from $17.9 million for the six months ended December 31, 1999. The increase in interest income on loans was primarily due to an increase of $53.2 million, or 11.4%, in the average balance of loans receivable, to $518.9 million for the six months ended December 31, 2000 from $465.7 million for the six months ended December 31, 1999. The average yield on loans increased to 8.08% for the six months ended December 31, 2000 from 7.68% for the six months ended December 31, 1999.

Interest income on MBS decreased by $368,000, or 30.3%, for the six months ended December 31, 2000 as compared to the six months ended December 31, 1999. The decrease was primarily due to a decrease of $12.8 million, or 33.8%, in the average balance of MBS to $25.1 million for the six months ended December 31, 2000 from $38.0 million for the six months ended December 31, 1999. The average yield on MBS increased to 6.76% for the six months ended December 31, 2000 from 6.42% for the six months ended December 31, 1999.

Interest income on investment securities increased by $141,000, or 3.4%, to $4.3 million for the six months ended December 31, 2000 from $4.1 million for the six months ended December 31, 1999. The increase in interest income on investment securities was primarily due to a 21 basis point increase in the average yield on investment securities to 6.69% for the six months ended December 31, 2000 from 6.48% for the six months ended December 31, 1999. The average balance of investment securities was $127.7 million and $127.5 million, respectively, for the six months ended December 31, 2000 and 1999.

Interest Expense. Interest expense increased by $2.9 million, or 20.4%, to $17.1 million for the six months ended December 31, 2000 from $14.2 million for the six months ended December 31, 1999. Interest on deposits increased by $1.5 million, or 15.7%, to $11.5 million for the six months ended December 31, 2000 from $10.0 million for the six months ended December 31, 1999 due to increases in both the average balance of deposits and in rates paid on deposits. The average balance of deposits increased by $7.4 million, or 1.7%, to $454.8 million for the six months ended December 31, 2000 from $447.4 million for the six months ended December 31, 1999. The average cost of deposits increased by 61 basis points to 5.06% for the six months ended December 31, 2000 from 4.45% for the six months ended December 31, 1999.

Interest on borrowings increased by $1.3 million, or 25.3%, to $5.6 million for the six months ended December 31, 2000 from $4.3 million for the six months ended December 31, 1999. The increase in interest paid on borrowings was primarily due to an increase in the average balance of advances. Average advance balances increased by $30.5 million, or 20.9%, to $176.7 million for the six months ended December 31, 2000 from $146.2 million for the six months ended December 31, 1999. The increase in interest expense was also due to an increase of 50 basis points, or 8.5%, in the average cost of borrowings to 6.36% for the six months ended December 31, 2000 from 5.86% for the six months ended December 31, 1999.

Net Interest Income. Net interest income decreased by $46,000, or 0.8%, to $9.0 million for the six months ended December 31, 2000 from $9.1 million for the six months ended December 31, 1999. The Company's interest rate spread decreased by 22 basis points, or 8.6%, to 2.33% for the six months ended December 31, 2000 from 2.55% for the six months ended December 31, 1999.

Provision for Loan Loss. Provision for loan loss expense increased by $55,000, or 22.9%, to $295,000 for the six months ended December 31, 2000 from $240,000 for the six months ended December 31, 1999. The provision for loan loss expense was increased due to increased balances in loans receivable and to larger concentrations of commercial and consumer loans in the current fiscal year period. Commercial and consumer loans are generally considered to involve a higher level of risk than one- to four-family residential loans.

Noninterest Income. Noninterest income decreased by $131,000, or 3.9%, to $3.2 million for the six months ended December 31, 2000 from $3.4 million for the six months ended December 31, 1999. Service charges and other fees increased by $212,000, or 14.5%, to $1.7 million for the six months ended December 31, 2000 from $1.5 million for the six months ended December 31, 1999. During the six months ended December 31, 2000, gain on sale of loans held for sale increased by $19,000, or 15.1%, when compared to the same period in 1999, reflecting an increase in mortgage origination activity in the current fiscal year period. Gain on sale of real estate held for development totaled $178,000 and $241,000, respectively, for the six months ended December 31, 2000 and 1999. During the six months ended December 31, 2000 no gain on sale of real estate owned was recorded while gain on sale of real estate owned totaled $120,000 for the six months ended December 31, 1999. Income from other real estate-related activities decreased by $151,000, or 20.5%, to $581,000 for the six months ended December 31, 2000 from $732,000 for the six months ended December 31, 1999. The decrease in real estate-related income was primarily due to decreased revenues from the Company's real estate brokerage company. Other income decreased by $85,000, or 11.7%, to $648,000 for the six months ended December 31, 2000 from $733,000 for the six months ended December 31, 1999 largely due to weaker earnings in the Company's non-bank subsidiaries.

Noninterest expense. Noninterest expense increased by $42,000, or 0.5%, to $8.5 million for the six months ended December 31, 2000 from $8.4 million for the six months ended December 31, 1999. Compensation and benefits expense decreased by $125,000, or 2.8%, to $4.4 million for the six months ended December 31, 2000 from $4.5 million for the six months ended December 31, 1999 primarily due to a reduction in FTE's during the current fiscal year period.

Deposit insurance premium expense and advertising expense decreased by $91,000, or 65.0%, and $46,000, or 17.6%, respectively, for the six months ended December 31, 2000 as compared to the six months ended December 31, 1999. The deposit insurance premium rate decreased to $0.0206 per hundred dollars of deposits for the six months ended December 31, 2000 from $0.0580 per hundred dollars of deposits for the six months ended December 31, 1999. The decreases in certain noninterest expense categories were more than offset by increases in equipment costs and other general and administrative expenses. Office property and equipment expense and data processing expense increased by $46,000 and $20,000, respectively, over the prior year. Other general and administrative expenses increased by $249,000, or 15.1%, for the six months ended December 31, 2000 as compared to the six months ended December 31, 1999, largely due to increases in legal and professional fees and contributions.

Net earnings and income tax expense. Net earnings before income taxes totaled $3.5 million for the six months ended December 31, 2000 as compared to $3.8 million for the six months ended December 31, 1999. Income tax expense decreased by $97,000, or 7.4%, to $1.2 million for the six months ended December 31, 2000 from $1.3 million for the six months ended December 31, 1999. The Company's effective tax rate was 34.8% for each of the six months ended December 31, 2000 and 1999.

PART II. OTHER INFORMATION

Legal Proceedings

   There are various claims and lawsuits in which the Registrant is periodically involved incidental to the Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.Submission of Matters to a Vote of Security Holders

   The Company convened its 2000 Annual Meeting of Stockholders on October 26, 2000. At the meeting, the stockholders of the Company considered and voted on the following proposals:

Ballot No. 1.

The election of Jon G. Cleghorn, Steven L. Opsal and David Van Engelenhoven, each to serve as directors for terms of three years and Nancy A Boysen to serve as director for a term of one year and until their respective successors have been elected and qualified - The results of Ballot No. 1 are as follows:

                                               For           Withheld
                                               ---           --------
            Jon G. Cleghorn                 3,692,736          61,984
            Steven L. Opsal                 3,646,054         108,666
            David Van Engelenhoven          3,682,905          71,815
            Nancy A. Boysen                 3,595,035         159,685

Ballot No. 2.

The ratification of the appointment of KPMG LLP as auditors for the Company for the fiscal year ending June 30, 2001 - The results of
--------------------------------------------------------------------------------
Ballot No. 2 are as follows:           For          Against      Abstain
                                      ----         --------      -------
   Number of Votes                 3,717,543        18,059        18,819
   Percentage of votes present
     in person or by proxy              99.0%          0.5%          0.5%


Exhibits and Reports on Form 8-K
--------------------------------

(a)        Exhibits

          none

(b)        Reports on Form 8-K

       On January 9, 2001 the Registrant filed a current report on Form 8-K to report the announcement by the Company that it is commencing a stock repurchase program. The program calls for the repurchase of up to 460,000 shares, or approximately 10%, of the Company's outstanding common stock in open market transactions within a one-year timeframe.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                                FIRST FEDERAL BANKSHARES, INC.



           DATE:  February 13, 2001            BY: /s/ Barry E. Backhaus
                                                   ---------------------
                                                   Barry E. Backhaus
                                                   President and
                                                   Chief Executive Officer

           DATE:  February 13, 2001            BY: /s/ Katherine Bousquet
                                                   ----------------------
                                                   Katherine Bousquet
                                                   Vice President and Treasurer
                                                  (Principal Financial and
                                                     Accounting Officer