Form 10-Q
period 2001-03-31
FIRST FEDERAL BANKSHARES INC
filed 2001-05-15
CIK 1075348

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------

                                    FORM 10-Q

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at May 11, 2001
            -----                               ---------------------------
  (Common Stock, $.01 par value)                         4,581,517

                         FIRST FEDERAL BANKSHARES, INC.

                                      INDEX


                                                                      Page

Part I.  Financial Information

   Item I.  Financial Statements of First Federal
            Bankshares, Inc. and Subsidiaries                           1

            Condensed Consolidated Balance Sheets
            at March 31, 2001 and June 30, 2000                         1

            Condensed Consolidated Statements of Operations
            for the three- and nine-month periods ended
            March 31, 2001 and 2000                                     2

            Condensed Consolidated Statements of Changes in
            Stockholders' Equity for the nine-month periods
            ended March 31, 2001 and 2000                               3

            Condensed Consolidated Statements of Comprehensive
            Income for the three- and nine-month periods ended
            March 31, 2001 and 2000                                     4

            Condensed Consolidated Statements of Cash Flows
            for the nine-month periods ended March 31, 2001
            and 2000                                                    5

            Notes to Condensed Consolidated Financial Statements        6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8

Part II. Other Information                                             15

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

FIRST FEDERAL BANKSHARES, INC and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,               June 30,
                                                                                        2001                    2000
                                                                                ------------------------------------------
Assets                                                                               (Unaudited)
------
Cash and cash equivalents                                                             $19,105,301             $20,166,706
Securities available for sale                                                         162,186,106             117,326,062
   (amortized cost $160,238,669 and $124,252,112)
Securities held to maturity                                                            22,007,836              23,737,311
   (fair value of $22,237,037 and $23,067,005)
Loans receivable, net                                                                 412,135,105             505,089,564
Office property and equipment, net                                                     14,894,018              15,314,905
Federal Home Loan Bank stock, at cost                                                   9,468,700               8,928,900
Accrued interest receivable                                                             4,574,617               4,800,415
Deferred tax asset                                                                      -                       2,362,000
Excess of cost over fair value of assets acquired                                      19,177,376              19,900,409
Other assets                                                                            7,110,888               5,755,245
                                                                                ------------------------------------------
Total assets                                                                         $670,659,947            $723,381,517
                                                                                ==========================================


Liabilities
Deposits                                                                             $485,255,098            $471,625,531
Advances from Federal Home Loan Bank                                                   99,911,049             174,020,499
Advance payments by borrowers for
    taxes and insurance                                                                   940,028               2,828,275
Accrued taxes on income                                                                   137,717                 292,740
Accrued interest payable                                                                5,885,752               4,297,514
Deferred tax liability                                                                    798,000               -
Accrued expenses and other liabilities                                                  2,214,895               2,204,039
                                                                                ------------------------------------------
Total liabilities                                                                     595,142,539             655,268,598
                                                                                ------------------------------------------

Stockholders' equity
Common stock, $.01 par value, 12,000,000 shares authorized;
    4,837,692 and 4,833,608 shares issued
    at March 31, 2001 and June 30, 2000, respectively                                      48,377                  48,336
Additional paid-in capital                                                             36,004,781              36,002,723
Retained earnings, substantially restricted                                            42,265,401              39,782,321
Treasury stock, at cost, 249,875 and 144,050 shares
     at March 31, 2001 and June 30, 2000, respectively                                 (2,214,307)             (1,273,138)
Accumulated other comprehensive income (loss)                                           1,220,437              (4,343,049)
Unearned ESOP                                                                          (1,512,610)             (1,634,600)
Unearned RRP                                                                             (294,671)               (469,674)
                                                                                ------------------------------------------
Total stockholders' equity                                                             75,517,408              68,112,919
                                                                                ------------------------------------------
Total liabilities and stockholders' equity                                           $670,659,947            $723,381,517
                                                                                ==========================================

See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                                                          Three months                          Nine months
                                                                         ended March 31,                       ended March 31,
                                                                      2001            2000                 2001            2000
                                                                  -----------------------------------------------------------------
Interest income:                                                                             (Unaudited)
     Loans receivable                                             $10,001,569      $9,441,789          $30,967,899     $27,318,136
     Mortgage-backed securities                                       850,026         525,111            1,699,179       1,742,741
     Investment securities                                          2,004,159       2,172,213            6,274,146       6,301,350
     Other interest-earning assets                                     31,404          41,617              105,111         123,568
                                                                  -----------------------------------------------------------------
          Total interest income                                    12,887,158      12,180,730           39,046,335      35,485,795
                                                                  -----------------------------------------------------------------

Interest expense:
     Deposits                                                       5,905,336       5,125,659           17,420,038      15,079,871
     Borrowings                                                     2,191,063       2,528,222            7,812,760       6,810,712
                                                                  -----------------------------------------------------------------
          Total interest expense                                    8,096,399       7,653,881           25,232,798      21,890,583
                                                                  -----------------------------------------------------------------
     Net interest income                                            4,790,759       4,526,849           13,813,537      13,595,212
     Provision for loan losses                                        150,000         159,000              445,000         399,000
                                                                  -----------------------------------------------------------------
     Net interest income after provision for loan losses            4,640,759       4,367,849           13,368,537      13,196,212
                                                                  -----------------------------------------------------------------

Noninterest income:
     Service charges and other fees                                   827,395         668,350            2,500,691       2,129,439
     Gain on sale of loans held for sale                               51,270          12,497              195,986         138,207
     Gain on sale of real estate owned and held for investment         48,185          43,157              226,399         404,331
     Net gain (loss) on sale of securities                            371,639      -                       377,711         (50,535)
     Real estate-related activities                                   278,346         329,464              859,738       1,061,047
     Other income                                                     364,417         446,927            1,011,964       1,180,519
                                                                  -----------------------------------------------------------------
          Total noninterest income                                  1,941,252       1,500,395            5,172,489       4,863,008
                                                                  -----------------------------------------------------------------

Noninterest expense:
     Compensation and employee benefits                             2,229,982       2,245,467            6,594,105       6,734,877
     Office property and equipment                                    639,830         565,052            1,839,712       1,718,712
     Deposit insurance premiums                                        23,336          25,044               72,367         165,149
     Data processing expense                                          122,442         110,814              364,393         333,164
     Advertising                                                       62,632         103,987              276,694         363,825
     Amortization of intangibles                                      235,082         243,156              718,597         737,741
     Other general and administrative                               1,198,413         766,650            3,096,499       2,415,751
                                                                  -----------------------------------------------------------------
          Total noninterest expense                                 4,511,717       4,060,170           12,962,367      12,469,219
                                                                  -----------------------------------------------------------------

     Earnings before taxes on income                                2,070,294       1,808,074            5,578,659       5,590,001
     Taxes on income                                                  797,000         644,000            2,018,000       1,962,000
                                                                  -----------------------------------------------------------------
     Net earnings                                                  $1,273,294      $1,164,074           $3,560,659      $3,628,001
                                                                  =================================================================

Per share data:
     Basic earnings per share                                           $0.29           $0.26                $0.81          $0.79
                                                                  =================================================================
     Diluted earnings per share                                         $0.29           $0.26                $0.80          $0.79
                                                                  =================================================================

     Dividends declared per share                                       $0.080          $0.075               $0.240         $0.225
                                                                  =================================================================


     See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                          Nine months ended March 31,
                                                                                          2001                  2000
                                                                                   ------------------------------------
                                                                                       (Unaudited)
Capital Stock
   Beginning of year balance                                                              $48,336              $48,178
   Stock options exercised                                                                     41                   99
-----------------------------------------------------------------------------------------------------------------------
End of period balance                                                                      48,377               48,277
-----------------------------------------------------------------------------------------------------------------------

Additional paid-in capital
   Beginning of year balance                                                           36,002,723           35,957,560
   Stock options exercised                                                                 12,480               30,429
   Stock depreciation of allocated ESOP shares                                            (10,422)             (12,074)
   Grant of RRP shares at market                                                            -                   18,250
-----------------------------------------------------------------------------------------------------------------------
End of period balance                                                                  36,004,781           35,994,165
-----------------------------------------------------------------------------------------------------------------------

Retained earnings, substantially restricted
   Beginning of year balance                                                           39,782,321           36,283,211
   Net earnings                                                                         3,560,659            3,628,001
   Dividends paid on common stock                                                      (1,077,579)          (1,037,687)
-----------------------------------------------------------------------------------------------------------------------
End of period balance                                                                  42,265,401           38,873,525
-----------------------------------------------------------------------------------------------------------------------

Treasury stock, at cost
   Beginning of year balance                                                           (1,273,138)                -
   Treasury stock purchased                                                              (941,169)          (1,930,138)
   RRP shares granted                                                                       -                  657,000
-----------------------------------------------------------------------------------------------------------------------
End of period balance                                                                  (2,214,307)          (1,273,138)
-----------------------------------------------------------------------------------------------------------------------

Accumulated other comprehensive income (loss)
   Beginning of year balance                                                           (4,343,049)          (2,202,184)
   Net change in unrealized gains (losses) on securities available-for-sale             5,800,311           (2,387,910)
   Less: reclassification adjustment for net realized gains (losses)
         included in net income (net of tax expense)                                      236,825              (31,685)
-----------------------------------------------------------------------------------------------------------------------
End of period balance                                                                   1,220,437           (4,558,409)
-----------------------------------------------------------------------------------------------------------------------

Unearned ESOP shares
   Beginning of year balance                                                           (1,634,600)          (1,813,758)
   ESOP shares allocated                                                                  121,990              138,508
-----------------------------------------------------------------------------------------------------------------------
End of period balance                                                                  (1,512,610)          (1,675,250)
-----------------------------------------------------------------------------------------------------------------------

Unearned recognition and retention plan shares
   Beginning of year balance                                                             (469,674)                -
   RRP shares granted                                                                       -                 (675,250)
   Amortization of RRP expense                                                            175,003              135,450
-----------------------------------------------------------------------------------------------------------------------
End of period balance                                                                    (294,671)            (539,800)
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                            $75,517,408          $66,837,685
=======================================================================================================================


See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

                                                              Three Months Ended                 Nine months ended
                                                                   March 31,                        March 31,
                                                      --------------------------------   -------------------------------
                                                           2001               2000             2001            2000
                                                           ----               ----             ----            ----
                                                                           (Unaudited)
Net earnings                                              $1,273,294       $1,164,074       $3,560,659      $3,628,001
Other comprehensive income:
    Unrealized holding gains (losses) arising
      during the period, net of tax                        2,422,145         (259,453)       5,800,311      (2,387,910)
    Less: reclassification adjustment for net
      realized gains (losses) included in net
      income, net of tax expense                             233,018         -                 236,825         (31,685)
                                                      ---------------    -------------   --------------   -------------
Other comprehensive income (loss), net of tax              2,189,127         (259,453)       5,563,486      (2,356,225)
                                                      ---------------    -------------   --------------   -------------

                                                      ---------------    -------------   --------------   -------------
Comprehensive income                                      $3,462,421         $904,621       $9,124,145      $1,271,776
                                                      ===============    =============   ==============   =============

See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Nine months ended March 31,
                                                                                    2001                   2000
                                                                             --------------------------------------
Cash flows from operating activities:                                                       (Unaudited)
Net earnings                                                                     $3,560,659             $3,628,001
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
   Loans originated for sale to investors                                       (26,728,680)           (17,190,882)
   Proceeds from sale of loans originated for sale                               24,378,691             17,463,178
   Provision for loan losses                                                        445,000                399,000
   Depreciation and amortization                                                  1,534,133              1,955,935
   Gain on sale of loans held for sale                                             (195,986)              (138,207)
   Net (gain) loss on sale of securities available-for-sale                        (377,711)                50,535
   Net gain on sale of real estate owned and held for development                  (226,399)              (404,331)
   Net loan fees deferred                                                           (22,418)                98,805
   Amortization of premiums and discounts on loans,
     mortgage-backed securities, and investment securities                          527,758                608,945
   Increase in other assets                                                        (611,741)            (1,509,117)
   Increase (decrease) in accrued expenses and other liabilities                  1,444,071               (150,819)
                                                                             --------------------------------------
Net cash provided by operating activities                                         3,727,377              4,811,043
                                                                             --------------------------------------

Cash flows from investing activities:
   Purchase of securities held-to-maturity                                           -                    (519,205)
   Proceeds from maturities of securities held-to-maturity                        1,731,198              4,134,358
   Proceeds from sale of securities available-for-sale                           61,740,507              3,131,067
   Purchase of securities available-for-sale                                     (3,000,000)            (8,875,000)
   Purchase of Federal Home Loan Bank Stock                                        (539,800)              (834,600)
   Proceeds from maturities of securities available-for-sale                     17,195,621              5,222,473
   Loans purchased                                                               (9,785,000)           (15,654,000)
   Increase in loans receivable                                                  (7,641,228)           (26,571,111)
   Proceeds from sale of real estate owned and held for development                 998,947              2,592,036
   Net expenditures on real estate owned and held for development                  (531,172)              (824,173)
   Proceeds from sale of office property and equipment                                  200                152,264
   Purchase of office property and equipment                                       (506,158)            (1,020,473)
                                                                             --------------------------------------
Net cash provided by (used in) investing activities                              59,663,115            (39,066,364)
                                                                             --------------------------------------

Cash flows from financing activities:
   Increase in deposits                                                          13,629,567             19,299,626
   Proceeds from advances from FHLB                                              36,500,000             57,500,000
   Repayment of advances from FHLB                                             (110,686,990)           (35,223,997)
   Net decrease in advances from borrowers for taxes and insurance               (1,888,247)            (1,354,386)
   Issuance of common stock, net                                                     12,521                 30,528
   Purchase of treasury stock                                                      (941,169)            (1,930,138)
   Cash dividends paid                                                           (1,077,579)            (1,037,687)
                                                                             --------------------------------------
Net cash (used in) provided by financing activities                             (64,451,897)            37,283,946
                                                                             --------------------------------------
Net (decrease) increase in cash and cash equivalents                             (1,061,405)             3,028,625
Cash and cash equivalents at beginning of period                                 20,166,706             15,067,956
                                                                             --------------------------------------
Cash and cash equivalents at end of period                                      $19,105,301            $18,096,581
                                                                             ======================================

Supplemental disclosure of noncash operating activities:
   Loans converted to securities                                               $111,495,480              -
                                                                             ======================================


See notes to condensed consolidated financial statements.

                FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated balance sheet information for June 30, 2000 was derived from the Company's audited Consolidated Balance Sheets for the fiscal year ended June 30, 2000. The condensed consolidated financial statements at and for the three months and nine months ended March 31, 2001 and 2000 are unaudited.

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

                                    Three months ended     Nine months ended
                                         March 31,              March 31,
                                     2001       2000         2001       2000
                                  ---------------------   ---------------------
Basic EPS computation:
---------------------
   Net earnings                   $1,273,294 $1,164,074   $3,560,659 $3,628,001
   Weighted-average common
      shares outstanding           4,378,154  4,483,497    4,422,966  4,587,830
                                   ---------  ---------   ----------  ---------

      Basic earnings per share         $0.29      $0.26        $0.81      $0.79
                                   =========  =========   ==========  =========

Diluted EPS computation:
-----------------------
   Net earnings                   $1,273,294 $1,164,074   $3,560,659 $3,628,001
   Weighted average common
      shares outstanding - basic   4,378,154  4,483,497    4,422,966  4,587,830
   Incremental option shares
      using treasury stock method     63,611     21,239       46,644     19,310
                                   ---------  ---------    ---------  ---------

   Weighted average diluted
      shares outstanding           4,441,765  4,504,736    4,469,610  4,607,140
                                   ---------  ---------    ---------  ---------

      Diluted earnings per share       $0.29      $0.26        $0.80      $0.79
                                   =========  =========    =========  =========
4. DIVIDENDS

On January 18, 2001 the Company declared a cash dividend on its common stock, payable on February 28, 2001 to stockholders of record as of February 14, 2001, equal to $.08 per share. Dividends totaling $354,618 were paid to stockholders.

On April 19, 2001 the Company declared a cash dividend on its common stock, payable on May 31, 2001 to stockholders of record as of May 17, 2001 equal to $.08 per share. Approximately $354,114 will be paid to stockholders on May 31, 2001.

5. EFFECT OF NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," is effective for transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. Management does not expect the adoption of this standard to have a material effect on the Company's consolidated financial statements.

Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment to FASB Statement No. 133," were adopted by the Company beginning January 1, 2001. The adoption of the standards did not have a material effect on the Company's consolidated financial statements.

6. LOAN SECURITIZATION AND SALES

In December 2000 the Company entered into an agreement (the "Agreement") with a mortgage finance company (the "Mortgage Finance Company") to assist the Company with a review of the Company's fixed rate residential mortgage loan portfolio ("the Mortgage Loans"). Pursuant to the Agreement, the Company also retained the Mortgage Finance Company to act as the Company's exclusive agent in connection with the Company's securitization or sale and related delivery of the Mortgage Loans to one or more institutional investors.

The Company securitized a total of $112.7 million of the Mortgage Loans effective March 1, 2001. In March 2001 the Company sold $49.0 million of the mortgage-backed securities ("MBS") created in the securitization and recognized pretax gains of approximately $382,000. As of the date hereof, the Company has commitments to sell an additional $39.8 million of the MBS during the quarter ending June 30, 2001. The Company expects to sell the remainder of the MBS by September 30, 2001. However, whether such sales are completed or not, is within management's discretion and is dependent on market conditions and other factors.

The Company retained servicing rights, which are considered retained interests, in the securitized loans. Gain or loss on the sale of the loans depends in part on the previous carrying value amount of the financial assets sold and the retained interests based on their relative fair value at the date of the transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Company expects to estimate fair value based on the present value of the future expected cash flows using management's best estimates of the key assumptions - prepayment speeds and residual cash flows discount rate commensurate with the risks involved.

Capitalized mortgage servicing rights originated for the three months ended March 31, 2001 totaled $700,250 and the fair value of the mortgage servicing rights at March 31, 2001 was approximately $713,000. At March 31, 2001 there was no valuation allowance for capitalized mortgage servicing. The Company had no capitalized mortgage servicing rights prior to March 2001.



PART 1. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets decreased by $52.7 million, or 7.3%, to $670.7 million at March 31, 2001 from $723.4 million at June 30, 2000. In March 2001 the Company securitized $112.7 million of fixed-rate single-family mortgage loans and subsequently sold $49.0 million of the mortgage-backed securities created in the securitization. Loans receivable decreased by $93.0 million, or 18.4%, to $412.1 million at March 31, 2001 from $505.1 million at June 30, 2000 primarily due to the securitization process. Securities available-for-sale ("AFS") increased by $44.9 million, or 38.2%, to $162.2 million at March 31, 2001 from $117.3 million at June 30, 2000. The increase in the balance of AFS was due to the loan securitization transaction that added net balances totaling $63.7 million of mortgage-backed securities to the AFS portfolio during the quarter ended March 31, 2001. Partly offsetting the increase in AFS due to the loan securitization was a decrease in the balance of callable agency securities as issues totaling $15.2 million were called in the generally lower market interest rate environment during the quarter. Securities held-to-maturity decreased by $1.7 million, or 7.3%, to $22.0 million at March 31, 2001 from $23.7 million at June 30, 2000 due to principal repayment and amortization.

Deposits increased by $13.6 million, or 2.9%, to $485.2 million at March 31, 2001 from $471.6 million at June 30, 2000. Advances from the Federal Home Loan Bank (the "FHLB") decreased by $74.1 million, or 42.6%, to $99.9 million at March 31, 2001 from $174.0 million at June 30, 2000. Proceeds from sales and redemptions of AFS securities and increased deposit balances were used to repay short-term advances during the three months ended March 31, 2001. Advance payments by borrowers for taxes and insurance decreased by $1.9 million, or 66.8%, to $940,000 at March 31, 2001 from $2.8 million at June 30, 2000 due to the payment of state real estate taxes due in March 2001. Accrued interest payable increased by $1.6 million, or 37.0%, to $5.9 million at March 31, 2001 from $4.3 million at June 30, 2000 largely due to increased balances in deposit accounts and to higher rates being paid on time certificates purchased in the higher market interest rate environment immediately preceding the current fiscal quarter.

Total stockholders' equity increased by $7.4 million, or 10.9%, to $75.5 million at March 31, 2001 from $68.1 million at June 30, 2000. Earnings totaled $3.6 million for the first nine months of the fiscal year. In addition, accumulated other comprehensive income(loss) increased by $5.6 million. The Company reported a net unrealized loss on AFS securities of $4.3 million at June 30, 2000 and a net unrealized gain of $1.2 million at March 31, 2001. The higher valuations occurred as market interest rates dropped after three 50 basis point interest rate decreases were announced by the Federal Reserve Board during the three months ended March 31, 2001. Dividends declared during the nine months ended March 31, 2001 totaled $1.1 million excluding dividends on unallocated Employee Stock Ownership Plan ("ESOP") shares.

CAPITAL

The OTS requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of March 31, 2001 the Bank was in compliance with all regulatory capital requirements. The Bank's required, actual and excess capital levels as of March 31, 2001 are as follows:

                                                              Excess of
                                                             Actual Over
                    Required   % of     Actual      % of     Regulatory
                     Amount   Assets    Amount     Assets    Requirement
                     ------   ------    ------     ------    -----------
                                    (Amounts in thousands)

Tangible Capital     $ 9,669   1.5%     $49,058     7.61%     $39,389
Core Capital          19,339   3.0%      49,058     7.61%      29,719
Risk-based Capital    30,948   8.0%      52,722    12.68%      21,774


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED March 31, 2001 and 2000

General. Net earnings for the three months ended March 31, 2001 totaled $1.3 million, or $0.29 per diluted share compared to $1.2 million, or $0.26 per diluted share for the three months ended March 31, 2000.

Interest Income. Interest income increased by $706,000, or 5.8%, to $12.9 million for the three months ended March 31, 2001 from $12.2 million for the three months ended March 31, 2000, partly due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by $5.6 million, or 0.9%, to $659.3 million for the three months ended March 31, 2001 from $653.7 million for the three months ended March 31, 2000. In addition, the average yield on interest-earning assets increased by 37 basis points to 7.82% for the three months ended March 31, 2001 from 7.45% for the three months ended March 31, 2000, due to higher yields on loans receivable and mortgage-backed securities.

Interest income on loans for the three months ended March 31, 2001 increased by $560,000, or 5.9%, to $10.0 million for the three months ended March 31, 2001 from $9.4 million for the three months ended March 31, 2000. The increase in interest income on loans was primarily due to an increase of 54 basis points in the average yield on loans to 8.27% for the three months ended March 31, 2001 from 7.73% for the three months ended March 31, 2000. The increase in the average yield on loans was largely due to the Company's strategy of increasing its portfolio of commercial real estate, commercial business and consumer loans that generally have higher interest rates than residential single-family mortgages. The average balance of loans receivable decreased by $4.7 million to $483.8 million for the three months ended March 31, 2001 from $488.5 million for the three months ended March 31, 2000 due to the securitization of $112.7 million of single-family fixed-rate loans during the three months ended March 31, 2001.

Interest income on mortgage-backed securities ("MBS") increased by $325,000, or 61.9%, to $850,000 for the three months ended March 31, 2001 from $525,000 for the three months ended March 31, 2000. The increase in interest income on MBS was primarily due to an increase in the average balance of MBS as a result of the securitization of mortgage loans during the period. The average balance of MBS increased by $18.2 million, or 56.5%, to $50.5 million for the three months ended March 31, 2001 from $32.3 million for the three months ended March 31, 2000. The average yield on MBS increased to 6.73% for the three months ended March 31, 2001 from 6.50% for the three months ended March 31, 2000, largely due to the loan securitization transaction. The weighted average yield of the mortgage-backed securities added to the portfolio in March 2001 as a result of the loan securitization was 6.97%

Interest income on investment securities decreased by $168,000, or 7.7%, to $2.0 million for the three months ended March 31, 2001 from $2.2 million for the three months ended March 31, 2000 primarily due to a decrease in the average balance of investment securities. The average balance of investment securities decreased by $7.4 million, or 5.7%, to $122.5 million for the three months ended March 31, 2001 from $129.9 million for the three months ended March 31, 2000. In addition, the average yield on investment securities decreased by 14 basis points to 6.55% for the three months ended March 31, 2001 from 6.69% for the three months ended March 31, 2000. During the quarter ended March 31, 2001 the Federal Reserve Bank lowered the federal funds target rate by a total of 150 basis points. In the generally lower market interest rate environment, $15.2 million of higher-than-market-rate agency securities owned by the Company were called during the three months ended March 31, 2001.

Interest Expense. Interest expense increased by $443,000, or 5.8%, to $8.1 million for the three months ended March 31, 2001 from $7.7 million for the three months ended March 31, 2000. Interest on deposits increased by $780,000, or 15.2%, to $5.9 million for the three months ended March 31, 2001 from $5.1 million for the three months ended March 31, 2000. The increase in interest on deposits was partly due to a 49 basis point increase in the average cost of deposits to 5.08% for the three months ended March 31, 2001 from 4.59% for the three months ended March 31, 2000. For the three months ended March 31, 2001, over 60% of the Company's deposit account balances consisted of time deposit accounts as opposed to transaction accounts so the lower market interest rate environment during the period did not result in an immediate corresponding decrease in the Company's cost of deposits. Interest on deposits also increased due to an increase in the average balance of deposits. The average balance of deposits increased by $18.5 million, or 4.1%, to $465.4 million for the three months ended March 31, 2001 from $446.9 million for the three months ended March 31, 2000.

Interest on FHLB advances decreased by $337,000, or 13.3%, to $2.2 million for the three months ended March 31, 2001 from $2.5 million for the three months ended March 31, 2000. The decrease in interest on borrowings was largely due to a decrease in the average balance of FHLB advances. The average balance of advances decreased by $21.2 million, or 12.4%, to $149.3 million for the three months ended March 31, 2001 from $170.5 million for the three months ended March 31, 2000. The Company paid off outstanding advance balances totaling $53.5 million in March 2001 with proceeds from the sale and redemption of AFS securities. The decrease in interest expense on borrowings was also due to a decrease of 6 basis points in the average cost of borrowings to 5.87% for the three months ended March 31, 2001 from 5.93% for the three months ended March 31, 2000.

Net Interest Income. Net interest income increased by $264,000, or 5.8%, to $4.8 million for the three months ended March 31, 2001 from $4.5 million for the three months ended March 31, 2000. The Company's interest rate spread for the three months ended March 31, 2001 increased to 2.55% from 2.50% for the three months ended March 31, 2000.

Provision for Loan Loss. Provision for loan losses totaled $150,000 and $159,000, respectively, for the three months ended March 31, 2001 and 2000. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses.

Noninterest Income. Noninterest income increased by $441,000, or 29.4% to $1.9 million for the three months ended March 31, 2001 from $1.5 million for the three months ended March 31, 2000. Income from service charges and other fees increased by $159,000, or 23.8%, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The increase in service charges and other fees resulted from increased service fees from the Company's growing business and personal deposit account relationships. Gain on sale of loans held for sale increased by $39,000 to $51,000 for the three months ended March 31, 2001 from $12,000 for the three months ended March 31, 2000 due to increased activity in residential loan originations. The Company recorded a net gain on the sale of securities totaling $372,000 for the three months ended March 31, 2001. The gain on sale of securities was primarily due to gains realized on the sale of $49.0 million of the mortgage-backed securities securitized in March 2001. Income from other real estate-related activities decreased by $51,000, or 15.5%, to $278,000 for the three months ended March 31, 2001 from $330,000 for the three months ended March 31, 2000, partly due to a decrease in sales revenue in the Company's real estate brokerage subsidiary in a generally slower real estate market as compared to the prior year period.

Other noninterest income decreased by $83,000, or 18.5%, to $364,000 for the three months ended March 31, 2001 from $447,000 for the three months ended March 31, 2000. Other noninterest income for the three months ended March 31, 2000 included a one-time gain on the sale of office property totaling $107,000.

Noninterest expense. Noninterest expense increased by $452,000, or 11.1% to $4.5 million for the three months ended March 31, 2001 from $4.1 million for the three months ended March 31, 2000. Compensation and benefits expense totaled $2.2 million for each of the three months ended March 31, 2001 and 2000 largely due to a reduction in full-time-equivalent ("FTE") employees. This reduction in expense due to fewer FTE's more than offset additional expense related to annual salary increases which took effect in January 2001.

Office property and equipment expense and data processing expense increased by $75,000, or 13.2%, and $12,000, or 10.5%, respectively, for the three months ended March 31, 2001 as compared to the same period of the prior year. Advertising expense decreased by $41,000, or 39.8%, to $63,000 for the three months ended March 31, 2001 from $104,000 for the three months ended March 31, 2000. Other general and administrative expenses increased by $432,000, or 56.3%, to $1.2 million for the three months ended March 31, 2001 from $767,000 for the three months ended March 31, 2000. Legal and consulting fees related to the Company's strategic development plan totaled $275,000 for the three months ended March 31, 2001. In addition, Delaware franchise tax expense and contribution expense increased over the prior fiscal year period.

Net earnings and income tax expense. Net earnings before income taxes totaled $2.1 million and $1.8 million, respectively, for the three months ended March 31, 2001 and 2000. Income tax expense increased by $153,000, or 23.8%, to $797,000 for the three months ended March 31, 2001 from $644,000 for the three months ended March 31, 2000. The Company's effective tax rate increased to 38.5% for the three months ended March 31, 2001 from 35.6% for the three months ended March 31, 2000 partly due to a decrease of $2.6 million in the average balance of tax-exempt investment securities to $7.0 million for the three months ended March 31, 2001 from $9.6 million for the three months ended March 31, 2000.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
MARCH 31, 2001 AND 2000

General. Net earnings totaled $3.6 million for each of the nine-month periods ended March 31, 2001 and 2000. On a per share basis, earnings totaled $0.80 per diluted share for the nine months ended March 31, 2001 as compared to $0.79 per diluted share for the nine months ended March 31, 2000.

Interest Income. Interest income increased by $3.5 million, or 10.0%, to $39.0 million for the nine months ended March 31, 2001 from $35.5 million for the nine months ended March 31, 2000, largely due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by $29.4 million, or 4.6%, to $669.2 million for the nine months ended March 31, 2001 from $639.8 million for the nine months ended March 31, 2000. The average yield on interest-earning assets increased to 7.78% for the nine months ended March 31, 2001 from 7.40% for the nine months ended March 31, 2000, primarily due to higher yields on loans receivable and mortgage-backed securities and to changes in the mix of interest-earning assets.

Interest income on loans increased by $3.7 million, or 13.4%, to $31.0 million for the nine months ended March 31, 2001 from $27.3 million for the nine months ended March 31, 2000. The increase in interest income on loans was primarily due to an increase of $34.0 million, or 7.2%, in the average balance of loans receivable, to $507.4 million for the nine months ended March 31, 2001 from $473.4 million for the nine months ended March 31, 2000. The average yield on loans increased to 8.14% for the nine months ended March 31, 2001 from 7.69% for the nine months ended March 31, 2000.

Interest income on MBS decreased by $44,000, or 2.5%, for the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000. The decrease was primarily due to a decrease of $2.6 million, or 7.3%, in the average balance of MBS to $33.5 million for the nine months ended March 31, 2001 from $36.1 million for the nine months ended March 31, 2000. The average yield on MBS increased to 6.77% for the nine months ended March 31, 2001 from 6.44% for the nine months ended March 31, 2000.

Interest income on investment securities totaled $6.3 million for each of the nine-month periods ended March 31, 2001 and 2000. The decrease in interest income on investment securities was primarily due to a decrease of $1.1 million in the average balance of investment securities to $126.0 million for the nine months ended March 31, 2001 from $127.1 million for the nine months ended March 31, 2000. The average yield on investment securities totaled 6.64% and 6.61%, respectively, for the nine months ended March 31, 2001 and 2000.

Interest Expense. Interest expense increased by $3.3 million, or 15.3%, to $25.2 million for the nine months ended March 31, 2001 from $21.9 million for the nine months ended March 31, 2000. Interest on deposits increased by $2.3 million, or 15.5%, to $17.4 million for the nine months ended March 31, 2001 from $15.1 million for the nine months ended March 31, 2000 due to increases in both the average balance of deposits and in rates paid on deposits. The average balance of deposits increased by $11.0 million, or 2.5%, to $458.3 million for the nine months ended March 31, 2001 from $447.3 million for the nine months ended March 31, 2000. The average cost of deposits increased by 57 basis points to 5.07% for the nine months ended March 31, 2001 from 4.50% for the nine months ended March 31, 2000.

Interest on borrowings increased by $1.0 million, or 14.7%, to $7.8 million for the nine months ended March 31, 2001 from $6.8 million for the nine months ended March 31, 2000. The increase in interest paid on borrowings was primarily due to an increase in the average balance of FHLB advances. Average FHLB advance balances increased by $13.5 million, or 8.7%, to $167.7 million for the nine months ended March 31, 2001 from $154.2 million for the nine months ended March 31, 2000. The increase in interest expense was also due to an increase of 32 basis points in the average cost of borrowings to 6.21% for the nine months ended March 31, 2001 from 5.89% for the nine months ended March 31, 2000.

Net Interest Income. Net interest income increased by $218,000, or 1.6%, to $13.8 million for the nine months ended March 31, 2001 from $13.6 million for the nine months ended March 31, 2000. The Company's interest rate spread decreased by 13 basis points to 2.41% for the nine months ended March 31, 2001 from 2.54% for the nine months ended March 31, 2000.

Provision for Loan Loss. Provision for loan loss expense increased by $46,000, or 11.5%, to $445,000 for the nine months ended March 31, 2001 from $399,000 for the nine months ended March 31, 2000. The provision for loan loss expense was increased due to increased balances in loans receivable and to larger concentrations of commercial and consumer loans in the current fiscal year period. Commercial and consumer loans are generally considered to involve a higher level of risk than one- to four-family residential loans.

Noninterest Income. Noninterest income increased by $309,000, or 6.4%, to $5.2 million for the nine months ended March 31, 2001 from $4.9 million for the nine months ended March 31, 2000. Service charges and other fees increased by $371,000, or 17.4%, to $2.5 million for the nine months ended March 31, 2001 from $2.1 million for the nine months ended March 31, 2000. During the nine months ended March 31, 2001, gain on sale of loans held for sale increased by $58,000, or 41.8%, when compared to the nine months ended March 31, 3000, reflecting an increase in mortgage origination activity in the current fiscal year period. Gain on sale of real estate held for development totaled $216,000 and $284,000, respectively, for the nine months ended March 31, 2001 and 2000. Gain on sale of real estate owned totaled $10,000 and $120,000, respectively, for the nine months ended March 31, 2001 and 2000. Income from other real estate-related activities decreased by $201,000, or 19.0%, to $860,000 for the nine months ended March 31, 2001 from $1.1 million for the nine months ended March 31, 2000. The decrease in real estate-related income was primarily due to decreased revenues from the Company's real estate brokerage company. Other noninterest income decreased by $169,000, or 14.3%, to $1.0 million for the nine months ended March 31, 2001 from $1.2 million for the nine months ended March 31, 2000. Other noninterest income for the nine months ended March 31, 2000 included a one-time gain totaling $107,000 on the sale of office property. In addition, the decrease in other noninterest income was partly due to lower earnings in the Company's non-bank subsidiaries during the current fiscal year period.

Noninterest expense. Noninterest expense increased by $493,000, or 4.0%, to $13.0 million for the nine months ended March 31, 2001 from $12.5 million for the nine months ended March 31, 2000. Compensation and benefits expense decreased by $141,000, or 2.1%, to $6.6 million for the nine months ended March 31, 2001 from $6.7 million for the nine months ended March 31, 2000 primarily due to a reduction in FTE's during the current fiscal year period.

Deposit insurance premium expense and advertising expense decreased by $93,000, or 56.2%, and $87,000, or 24.0%, respectively, for the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000. The deposit insurance premium rate decreased to $0.0201 per hundred dollars of deposits for the nine months ended March 31, 2001 from $0.0461 per hundred dollars of deposits for the nine months ended March 31, 2000. The decreases in certain noninterest expense categories were more than offset by increases in office property and equipment costs and other general and administrative expenses. Office property and equipment expense and data processing expense increased by $121,000 and $31,000, respectively, over the prior year. Other general and administrative expenses increased by $681,000, or 28.2%, for the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000. Legal and consulting fees related to the Company's strategic development plan totaled $325,000 for the nine months ended March 31, 2001. In addition, Delaware franchise tax expense and contribution expense increased over the prior fiscal year period.

Net earnings and income tax expense. Net earnings before income taxes totaled $5.6 million for each of the nine-month periods ended March 31, 2001 and 2000 and income tax expense totaled $2.0 million for each of the nine-month periods ended March 31, 2001 and 2000. The Company's effective tax rate was 36.2% and 35.1% for the nine months ended March 31, 2001 and 2000.

PART 1. ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information appearing on page 11 of the Company's annual report to shareholders under the heading "Market Risk Management" is incorporated herein by reference. There have been no material changes in information about market risk from the end of the preceding fiscal year to the date of this interim balance sheet.


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


                                             FIRST FEDERAL BANKSHARES, INC.



         DATE:  May 14, 2001                 BY: /s/ Barry E. Backhaus
                                                 ---------------------------
                                                 Barry E. Backhaus
                                                 President and
                                                 Chief Executive Officer



         DATE:  May 14, 2001                 BY: /s/ Katherine Bousquet
                                                 ---------------------------
                                                 Katherine Bousquet
                                                 Vice President and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer