Form 10-K
period 2001-06-30
FIRST FEDERAL BANKSHARES INC
filed 2001-09-27
CIK 1075348

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED]


         For the Fiscal Year Ended June 30, 2001

                                       OR

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 [NO FEE REQUIRED]

         For the transition period from _______________ to  _________________


                         Commission File Number 0-25509


                         FIRST FEDERAL BANKSHARES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                                   42-1485449
      --------------------------------------          -------------------------
          (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                Identification Number)

        329 Pierce Street, Sioux City, Iowa                      51101
        -----------------------------------                      -----
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

         As of September 12, 2001, there were issued and outstanding 4,289,261 shares of the Registrant's Common Stock.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price, as reported by the NASDAQ National Market, on September 12, 2001 was $41,500,532. This amount does not include shares held by the Bank's Employee Stock Ownership Plan and by officers and directors.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Part II of Form 10-K--Annual Report to Stockholders for the fiscal year ended June 30, 2001.

2. Part III of Form 10-K--Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                     PART I
                                     ------

ITEM 1            BUSINESS
                  --------

General

         First Federal Bankshares, Inc.

         First Federal Bankshares, Inc. (the "Company" or the "Registrant") is a Delaware corporation that serves as the holding company for First Federal Bank, a federally-chartered stock savings bank headquartered in Sioux City, Iowa (the "Bank"). As of June 30, 2001, the Company owned 100% of the Bank's common stock, and currently the Company engages in no other significant activities beyond its ownership of such common stock. Consequently, its net income is derived primarily from the Bank's operation.

         Prior to April 13, 1999, the Bank's common stock was owned approximately 53.49% by First Federal Bankshares, M.H.C. (the "Mutual Holding Company") and 46.51% by public stockholders. On April 13, 1999, pursuant to a Plan of Conversion and Reorganization, and after a series of transactions, the Company was formed to own all of the capital stock of the Bank, and the Company sold the ownership interest in the Bank previously held by the Mutual Holding Company to the public in a subscription offering that resulted in net cash proceeds of approximately $23 million. Public stockholders of the Bank had their shares exchanged into 2,182,807 shares of common stock of the Company (representing an exchange ratio of 1.64696 shares of Company common stock for each share of Bank common stock). The Mutual Holding Company ceased to exist following the reorganization. The reorganization was accounted for in a manner similar to a pooling of interests and did not result in any significant accounting adjustments. As a result of the reorganization, the consolidated financial statements for prior periods have been restated to reflect the changes in the par value of common stock from $1.00 per share (for the Bank's common stock) to $0.01 per share (for the Company's common stock). At June 30, 2001, the Company had total assets of $660.1 million, total deposits of $488.7 million and stockholders' equity of $72.6 million.

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

         The Bank conducts operations through its main office in Sioux City, Iowa, and its 17 branch offices in northwest and central Iowa and northeast Nebraska.

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

Market Area

         The Registrant conducts operations through its main office in Sioux City, Iowa, which is located on the western border of Iowa, and its 17 branch offices in northwest and central Iowa and northeast Nebraska. The Registrant gained access to the central Iowa market as a result of the acquisition of financial institutions headquartered in Grinnell and Newton, Iowa in 1998 and 1999. These cities are located within an hour's drive of Des Moines, Iowa, the state capital and largest metropolitan area in Iowa. The Newton acquisition included a branch office located in West Des Moines, Iowa, which is a high-growth residential and commercial development area. The population of Sioux City, West Des Moines, Newton and Grinnell is approximately 85,000, 42,000, 15,000 and 9,000, respectively. The total population of the Registrant's primary market area is approximately 450,000. Most employment in the Registrant's primary market area is in agriculture and agriculture-related industries, but also includes significant manufacturing and service businesses. Major employers in the northwest Iowa primary market area, which includes contiguous portions of Nebraska and South Dakota, include Iowa Beef Processors, MCI Telemarketing, Sioux Honey Association, Wells Dairy, Interbake Foods, Gateway 2000, Great West Casualty, the 185th Fighter Group of the Iowa Air National Guard, Mercy Medical Center, St. Luke's Regional Medical Center, American Identity and Diamond Vogel Paint. Major employers in the central Iowa primary market area include Grinnell College, Grinnell Mutual Insurance Company, GTE, Grinnell Regional Medical Center, Donaldson Company, Maytag Corporation, Skiff Medical Center, Newton Manufacturing, the Vernon Company, Cline Tool and Service Company, Thombert, Inc. and Walmart.

         The Registrant's business and operating results are significantly affected by the general economic conditions prevalent in its primary market area. The Registrant's primary market area is projected to experience only moderate population growth for the foreseeable future.

Lending Activities

         General. Historically, the principal lending activity of the Registrant has been the origination or purchase of mortgage loans secured by one- to four-family residential properties. The Registrant also originates loans secured by commercial real estate and multi-family units and purchases participation interests in multi-family loans and commercial real estate loans originated by other lenders in the midwest. Multi-family and commercial real estate loans totaled $141.1 million, $109.0 million and $72.1 million, respectively, at June 30, 2001, 2000 and 1999. In recent years, the Registrant has increased its consumer lending activities to broaden services offered to customers and to improve the Registrant's interest rate risk exposure.

         The Registrant has sought to make its interest earning assets more interest rate sensitive by actively originating and purchasing variable rate loans, such as ARM loans, adjustable rate second mortgage loans and medium-term consumer loans. The Registrant also purchases mortgage-backed securities with adjustable rates. At June 30, 2001 approximately $246.2 million or 56.0% of the Registrant's total loan and mortgage-backed securities portfolio had variable interest rates.

         The Registrant actively originates fixed rate mortgage loans, generally with 10 to 30 year terms to maturity secured by one- to four-family residential properties. One- to four-family fixed rate loans generally are originated and underwritten for resale in the secondary mortgage market. During the fiscal year ended June 30, 2001, the Registrant sold $112.7 million of fixed-rate one-to four-family mortgage loans in the secondary mortgage market. The Registrant also actively originates loans insured or guaranteed by the United States Government or agencies thereof, such as VA, Rural Development and FHA loans. The Registrant also originates interim construction loans on one- to four-family residential properties and construction loans on commercial real estate and multi-family units.

         Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Registrant's loan portfolio, by type of loan on the dates indicated.

                                                                      At June 30,
                                      --------------------------------------------------------------------------
                                               2001                      2000                      1999
                                      ----------------------    ----------------------    ----------------------
                                       Amount       Percent       Amount       Percent      Amount       Percent
                                      ---------    ---------    ---------    ---------    ---------     --------
                                                                (Dollars in Thousands)
Residential real estate:
  One- to four-family units (1).....   $ 181,034      43.32%     $ 325,057      64.36%     $ 326,126      71.36%
  Multi-family dwelling units (2)...      62,040      14.85         54,455      10.78         40,974       8.96
Commercial real estate (3)..........      79,025      18.91         54,594      10.81         31,158       6.82
Commercial business loans ..........      14,976       3.58          8,533       1.69          6,193       1.35
Home equity and second mortgage.....      38,224       9.15         35,695       7.07         32,315       7.07
Auto loans..........................      24,212       5.79         13,801       2.73         13,603       2.98
Loans on deposits...................         802       0.19            659       0.13            616       0.13
Other non-mortgage loans (4)........      22,538       5.39         16,887       3.34         10,400       2.28
                                       ---------    -------      ---------    -------      ---------     ------
    Total...........................   $ 422,851     101.18%     $ 509,681     100.91%     $ 461,385     100.95%
                                       ---------    -------      ---------    -------      ---------     ------

Less
  Allowance for loan losses.........     (4,737)     (1.13)        (3,394)     (0.67)        (3,135)     (0.69)
  Loans in process..................       (458)     (0.11)          (550)     (0.11)          (942)     (0.21)
  Net unearned premiums on loans....      1,537       0.37          1,684       0.33          1,995       0.44
  Deferred loan fees................     (1,295)     (0.31)        (2,331)     (0.46)        (2,245)     (0.49)
                                      ---------    -------      ---------    -------      ---------     ------
     Total loans, net...............  $ 417,898     100.00%     $ 505,090     100.00%     $ 457,058     100.00%
                                      =========    =======      =========    =======      =========     ======

-------------------

(1)   Includes construction loans on one-to four-family units.
(2)   Includes construction loans on multi-family dwelling units.
(3)   Includes construction loans on commercial real estate.
(4) Includes other secured non-mortgage loans, home improvement loans, credit card loans, education loans and unsecured personal loans.

      Loan and Mortgage-Backed Securities Maturity Schedule. The following table sets forth certain information as of June 30, 2001, regarding the dollar amount of loans and mortgage-backed securities maturing in the Registrant's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans and mortgage- backed securities are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due. Fixed rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.

                                                               One         Three        Five        Ten        Beyond
                                                  Within      Through     Through    Through      Through      Twenty
                                                 One Year   Three Years  Five Years  Ten Years  Twenty Years    Years     Total
                                                 --------   -----------  ----------  ---------  ------------    -----     -----
                                                                                  (In Thousands)
First mortgage loans:
  One- to four-family residences:
    Adjustable ...............................    $ 42,901      41,120      21,903      15,805          --          --     121,729
    Fixed ....................................       5,512       1,892       1,527      17,306      25,517       7,633      59,387
                                                  --------    --------    --------    --------    --------    --------    --------
    Total one- to four-family ................      48,413      43,012      23,430      33,111      25,517       7,633     181,116

  Multi-family and commercial real estate:
    Adjustable ...............................      53,027      39,357       9,106          --          --          --     101,490
    Fixed ....................................      21,735       7,345       4,431       4,734       1,466          --      39,711
                                                  --------    --------    --------    --------    --------    --------    --------
    Total multi-family and commercial ........      74,762      46,702      13,537       4,734       1,466          --     141,201

Commercial loans:
    Adjustable ...............................      11,192         436          60          --          --          --      11,688
    Fixed ....................................       2,005         521         317         435          18          --       3,296
                                                  --------    --------    --------    --------    --------    --------    --------
    Total commercial loans ...................      13,197         957         377         435          18          --      14,984

  Consumer loans and other non-mortgage loans:
    Adjustable ...............................       5,017          --          --          --          --          --       5,017
    Fixed ....................................       4,638      13,278      28,432      25,828       7,829         528      80,533
                                                  --------    --------    --------    --------    --------    --------    --------
    Total consumer loans and other
      non-mortgage loans .....................       9,655      13,278      28,432      25,828       7,829         528      85,550
                                                  --------    --------    --------    --------    --------    --------    --------

    Total loans receivable ...................    $146,027    $103,949    $ 65,776    $ 64,108    $ 34,830    $  8,161    $422,851
                                                  ========    ========    ========    ========    ========    ========    ========

Mortgage-backed securities (MBS):
  Fixed-rate MBS - held to maturity ..........    $     --    $    746    $  1,589    $  4,000    $  3,519    $    833    $ 10,687
  Adjustable-rate MBS - available
    for sale .................................       6,047         245          --          --          --          --       6,292
                                                  --------    --------    --------    --------    --------    --------    --------
Total mortgage-backed securities .............    $  6,047    $    991    $  1,589    $  4,000    $  3,519    $    833    $ 16,979
                                                  ========    ========    ========    ========    ========    ========    ========


         The following table sets forth the dollar amount of all loans maturing or repricing after June 30, 2002 which have predetermined interest rates and have floating or adjustable interest rates.


                                                                                 Floating or
                                                               Predetermined    Adjustable
                                                                   Rates            Rates             Total
                                                              -------------     -------------    -------------
                                                                                (In thousands)
Real estate mortgage:
   One- to four-family....................................    $     53,875      $     78,828     $     132,703
   Other mortgage loans...................................          17,976            48,463            66,439
Commercial loans..........................................           1,291               496             1,787
Consumer..................................................          75,895                --            75,895
                                                              ------------      ------------     -------------
     Total................................................    $    149,037      $    127,787     $     276,824
                                                              ============      =-----------     =============


         Residential Real Estate Loans. The Registrant's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Registrant's primary market area. The majority of the Registrant's residential mortgage loans consists of loans secured by owner-occupied, single-family residences. The Registrant generally has limited its real estate loan originations to properties within its primary market area. However, the Registrant also purchases whole loans originated by others, with an emphasis on single-family ARM loans having interest rate caps generally of 2% annually and 5% over the life of the loan and with margins over various indexes ranging from 180 to 275 basis points depending on the index. During the three-year period through June 30, 2001, the Registrant purchased approximately $9.1 million of one- to four-family residential loans. One-to-four family loans purchased outside of the Registrant's primary lending area totaled approximately $40.6 million at June 30, 2001 and include approximately $34.5 million of loans that are geographically distributed in the midwestern United States. The remaining loans are scattered throughout the United States with the largest geographic concentration in Connecticut with $1.8 million.

         The 60- and 90-day delinquency rates on loans purchased and originated by the Registrant were 0.62% and 0.54%, respectively, at June 30, 2001. Loans purchased primarily consist of single-family residential loans secured by properties located in the Midwest. Management attributes the low delinquency rates to the current relative strength of the economy in the Midwest. The Registrant purchases loans from other institutions as market conditions permit in order to reduce the Registrant's overall credit risk by increasing geographical diversity and to supplement its loan portfolio in periods of weaker local demand.

         At June 30, 2001, the Registrant had $181.0 million, or 43.3%, of its total loan portfolio invested in first mortgage loans secured by one-to four-family residences. During fiscal year 2001, the Registrant securitized $112.7 million in fixed-rate one-to four-family mortgage loans and subsequently sold such securities in the secondary market.

         The Registrant currently offers residential mortgage loans for terms ranging from 10 to 30 years, and with adjustable or fixed interest rates. Origination of fixed rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Registrant's interest rate GAP position and loan products offered by the Registrant's competitors. During fiscal 2001 one-to four- family residential ARM loans decreased by $16.5 million, or 11.9%, to $121.7 million from $138.2 million in fiscal 2000 as borrowers chose fixed-rate loans in the generally lower interest rate environment.

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

         Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. The Registrant's lending policies, however, generally limit the maximum loan-to-value ratio on both fixed rate and ARM loans to 97% of the lesser of the appraised value or the purchase price of the property to serve as security for the loan. If the loan-to-value ratio is in excess of 80%, private mortgage insurance is generally required to limit the Registrant's exposure.

         The Registrant makes real estate loans with loan-to-value ratios in excess of 80%. For real estate loans with loan-to-value ratios of between 80% and 97%, the Registrant requires the first 12% to 20% of the loan to be covered by private mortgage insurance. For real estate loans with loan-to-value ratios of between 90% and 97%, the Registrant requires private mortgage insurance to cover the first 25% to 30% of the loan amount. The Registrant requires fire and casualty insurance, as well as title insurance or an opinion of counsel regarding good title, on all properties securing real estate loans made by the Registrant.

         Construction Loans. The Registrant originates loans to finance the construction of single family residential property. However, construction lending is not a significant part of the Registrant's overall lending activities because of the low level of new home construction in the Registrant's primary market area. At June 30, 2001, the Registrant had $1.4 million, or 0.3%, of its total loan portfolio invested in interim construction loans. Loans for construction of single family residential property are made with either adjustable or fixed rate terms. A construction loan fee of $400 is charged for each loan. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are structured to be converted to permanent loans originated by the Registrant at the end of the construction period, which is generally six months, not to exceed 12 months.

         The Registrant's commercial loan department also originates loans for construction to contractors and entrepreneurs. These loans include loans for the construction of single-family dwellings for speculation or customized building, apartment buildings, condominiums, nonresidential structures, and loans for the renovation of existing structures. Commercial department construction loans generally have adjustable rates and proceeds are disbursed in increments as construction progresses subject to inspections. Loans for the construction of single- family spec homes are generally paid off at the maturity of the construction loan. Construction loans on commercial real estate are often structured to convert to permanent loans originated by the Registrant at the end of the construction period, which is generally 12 to 24 months. Less frequently, loans on commercial real estate projects are structured to cover the construction period only. At June 30, 2001, the Registrant had $2.7 million, or 0.6%; $12.1 million, or 2.9%; and $4.5 million, or 1.1%, respectively, of its total loan portfolio invested in loans for the construction of single-family speculation units, multi-family residential properties and nonresidential properties. These totals include participations in construction lending purchased outside the Company's primary lending area.

         Multi-Family Residential Real Estate Loans. Loans secured by multi-family real estate constituted $62.0 million or 14.9% of the Registrant's total loan portfolio at June 30, 2001, compared to $54.5 million or 10.8% of the Registrant's total loan portfolio at June 30, 2000 and $41.0 million, or 9.0% of the total loan portfolio at June 30, 1999. The Registrant's multi-family real estate loans are secured by multi-family residences, such as apartment buildings. At June 30, 2001, 32.2% of the Registrant's multi-family loans were secured by properties located within the Registrant's market area. At June 30, 2001, the Registrant's multi-family real estate loans had an average balance of $423,000. The terms of each multi-family loan are negotiated on a case by case basis, although such loans typically have adjustable interest rates tied to a market index or fixed rates to amortize over 10 to 20 years with a three to ten year balloon or call option.

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

         Commercial Real Estate Loans. Loans secured by commercial real estate constituted $79.0 million, or 18.9%, of the Registrant's total loan portfolio at June 30, 2001. By comparison, commercial real estate loans totaled $54.6 million, or 10.8%, and $31.2 million, or 6.8%, at June 30, 2000 and 1999, respectively. The Registrant's commercial real estate loans are secured by improved property such as offices, small business facilities, and other non-residential buildings. Of the improved properties securing such commercial real estate loans at June 30, 2001, 64.8% were located within the Registrant's primary market area. Commercial real estate loans are offered with fixed and adjustable interest rates.

         The Registrant's policy is to limit commercial real estate loans to principal balances not exceeding its loan-to-one borrower limit. At June 30, 2001, the Registrant's largest commercial real estate borrower had an aggregate principal outstanding balance of $7.4 million, which balance was within the Registrant's loan-to-one borrower limit. The outstanding balance for this borrower included loans secured by commercial real estate used for combination multi-family residential and non-residential purposes.

         Loans secured by commercial real estate generally involve a greater degree of credit risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

         Commercial Loans. The Registrant makes commercial loans primarily in its market area to a variety of professionals, sole proprietorships and small- to medium-sized businesses. At June 30, 2001, commercial loans constituted $15.0 million, or 3.6%, of the Registrant's total loan portfolio, compared to $8.5 million, or 1.7% of the Registrant's total loan portfolio at June 30, 2000 and $6.2 million, or 1.4% of the total loan portfolio at June 30, 1999. The Registrant offers term loans for fixed assets and working capital, revolving lines of credit, letters of credit and Small Business Administration guaranteed loans. Commercial term loans are generally offered with initial fixed rates of interest for the first 1 to 3 years and with terms of up to 10 years. Business lines of credit have floating rates of interest and are payable on demand, subject to annual review and renewal. Commercial loans with variable rates of interest are generally indexed to the highest prime rate as published daily in the Wall Street Journal.

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

         As of June 30, 2001, consumer loans totaled $85.8 million, or 20.5% of the Registrant's total loan portfolio compared to $67.0 million, or 13.3%, and $56.9 million, or 12.5%, respectively at June 30, 2000 and 1999. The principal types of consumer loans offered by the Registrant are second mortgage loans, auto loans, home improvement loans, credit card loans, unsecured loans and loans secured by deposit accounts. Consumer loans are offered primarily on a fixed rate basis, and at June 30, 2001 had an average maturity of 72 months. The Registrant's home equity loans, second mortgage loans, and home improvement loans, are generally secured by the borrower's principal residence. At June 30, 2001, home equity loans, second mortgage loans, and home improvement loans, totaled $38.2 million, or 44.6% of consumer loans.

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

         The Registrant's consumer loan portfolio increased from $42.4 million at June 30, 1997 to $85.8 million at June 30, 2001. It is expected that the Registrant's consumer loan portfolio will continue to grow during the foreseeable future, and is expected to range between 12% and 18% of assets. Consumer loans tend to have higher interest rates than residential mortgage loans, but also tend to have a higher risk of default than one-to four-family residential mortgage loans. See "Non-Performing Assets and Asset Classification" for information regarding the Registrant's loan loss experience and reserve policy.

         Mortgage-Backed Securities. The Registrant also invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof in order to reduce interest rate risk exposure and improve liquidity. These securities, which consist primarily of mortgage-backed securities issued or guaranteed by FNMA, FHLMC and GNMA, totaled $17.0 million at June 30, 2001. The Registrant's objective in investing in mortgage-backed securities varies from time to time depending upon market interest rates, local mortgage loan demand, and the Registrant's level of liquidity. The Registrant's fixed-rate mortgage-backed securities are held for investment, and management has the intent and ability to hold such securities on a long-term basis or to maturity. Adjustable rate MBS are available for sale and are carried at estimated fair value. Mortgage-backed securities have lower credit risk than direct loans because principal and interest on the securities are either insured or guaranteed by the United States Government or agencies thereof.

         Loan Solicitation and Processing. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers. Upon receipt of a loan application, a credit report is obtained to verify specific information relating to the applicant's credit standing. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is made by an independent appraiser approved by the Registrant. For those loans that are sold to investors, an automated underwriting system provided by either Fannie Mae or Freddie Mac is used in many cases. On occasion, a private mortgage insurance contract underwriter approved by the investor may be used. Loans that are not sold or loans that are not underwritten by a contract underwriter are reviewed by an underwriter in the Registrant's loan department and/or at least one member of the Registrant's internal loan committee. One- to four- family residential mortgage loans with principal balances in excess of $500,000 and multi-family and commercial real estate loans with principal balances in excess of $1.5 million must be submitted by the loan department directly to the loan committee of the Board of Directors for approval. Approvals subsequently are ratified by the full Board of Directors. Fire and casualty insurance (and flood insurance, if applicable) are required at the time the loan is made and throughout the term of the loan. Once the loan is approved a loan commitment is promptly issued to the borrower.

         If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. The borrower must provide proof of the necessary insurance on the property serving as collateral which insurance must be maintained during the full term of the loan. Title insurance or an attorney's opinion based on a title search of the property is required on all first lien loans secured by real property.

         Loan Originations, Purchases and Sales. Approximately 86.1% of total loans in the Registrant's portfolio at June 30, 2001 were originated by the Registrant or purchased through a Madison, Wisconsin mortgage banking relationship described below. The Registrant is actively involved in the origination and underwriting of the loans purchased in Madison. At June 30, 2001, the Registrant had $135.0 million of loans purchased outside the Registrant's primary market area. Included in the total of loans purchased outside of the Bank's primary lending area are loans purchased from a mortgage banking firm headquartered in Madison, Wisconsin. The Bank has an exclusive agreement with this firm, which gives the Bank first right of refusal an any real estate loans generated including one-to-four family, multi-family, commercial real estate and land development loans secured by properties located primarily in the Madison, Wisconsin metropolitan area. The Bank has sold, and anticipates that it will continue to sell participation interests in these loans to other financial institutions located in Iowa and contiguous states. At June 30, 2001, the outstanding principal balance of loans purchased under the above agreement was $93.3 million and partial interests in these balance sold to other financial institutions totaled approximately $22.9 million.

         The following table sets forth the Registrant's gross loan originations, loans purchased and loans sold for the periods indicated.

                                                                               At June 30,
                                                              ----------------------------------------------
                                                                 2001              2000              1999
                                                              -----------       ----------       -----------
                                                                              (In Thousands)
Loans originated:
  One- to four-family real estate loans:
    Construction loans......................................  $    12,233       $   20,021       $   13,639
    Loans on existing property..............................       20,910           31,362           20,014
    Loans refinanced........................................       22,959            9,976           31,654
    Insured and guaranteed loans............................       21,147           17,325           19,667
  Multifamily and commercial real estate(1):
    Construction loans......................................       20,344           18,023           22,355
    Loans on existing property..............................       53,904           56,612           34,022
  Commercial business loans.................................       23,180           12,925            5,808
  Consumer loans............................................       57,360           45,447           32,298
                                                              -----------       ----------       ----------
      Total loans originated................................  $   232,037       $  211,691       $ 179,457
                                                              ===========       ==========       =========
Loans purchased:
  One- to four-family.......................................  $       650       $    6,491       $    1,924
  Multi-family and commercial real estate...................       21,110           14,370            2,946
                                                              -----------       ----------       ----------
      Total loans purchased.................................       21,760       $   20,861       $    4,870
                                                              ===========       ==========       ==========
Loans sold..................................................  $    51,028       $   24,583       $   39,229
                                                              ===========       ==========       ==========

----------------------------
(1) Includes loans purchased in Madison, Wisconsin through mortgage banking relationship described above.


         Loan Commitments. The Registrant issues standby loan origination commitments to qualified borrowers primarily for the construction and purchase of residential and commercial real estate. Such commitments are made on specified terms and conditions and are made for periods of up to 60 days, during which time the interest rate is locked-in. The Registrant generally charges a loan fee based on a percentage of the loan amount. The Registrant also charges a commitment fee of $275 for single-family residential properties if the borrower receives the loan from the Registrant. Commitment fees are generally not charged for multi-family and commercial real estate properties. At June 30, 2001, the Registrant had commitments to originate and purchase $48.3 million of loans. The Registrant's experience has been that few commitments expire without being funded by the Registrant.

         Loan Origination and Other Fees. In addition to interest earned on loans, the Registrant generally receives loan origination fees. To the extent that loans are originated or acquired for the Registrant's portfolio, the Registrant defers loan origination fees and costs and amortizes such amounts as yield adjustments over the life of the loans using the interest method of amortization. Fees and costs deferred are recognized into income immediately upon the sale of the related loan. At June 30, 2001, the Registrant had $1.3 million of deferred loan fees.

         In addition to loan origination fees, the Registrant also receives other fees and service charges that consist primarily of late charges and loan servicing fees on loans sold. The Registrant recognized other fees and service charges on loans that totaled $969,000, $568,000 and $746,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

         Loan origination and commitment fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

         Loans to One Borrower. Under federal law, savings associations are subject to the same limits as those applicable to national banks, which limit loans to one borrower to the greater of $500,000 or 15% of unimpaired capital and unimpaired surplus and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At June 30, 2001, the Registrant's largest borrower had aggregate loans outstanding of $7.4 million, or 13.9% of unimpaired capital and surplus. Including this borrower, there were 20 borrowers each with aggregate loans outstanding at June 30, 2001 in excess of $3.0 million.

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

         The Registrant reviews delinquency reports for multi-family and commercial real estate and other commercial loans weekly. Delinquencies in these loan types often involve more active and timely management than delinquencies in loans secured by single-family residential properties. If these delinquencies continue, steps are taken on a case-by-case basis to bring the loan current, if possible, before foreclosure proceedings are initiated, generally after 90 days in delinquency status.

         Commercial real estate and commercial business loan delinquency rates (loans 60 days or more past due as a percentage of total commercial real estate and commercial business loans) increased slightly in the last fiscal year to 1.5% from 1.3% due to a negative change in economic conditions in parts of the Registrant's market area. Management continues to use aggressive collection and foreclosure efforts to protect the Registrant's assets. In addition, the Registrant continues to tighten asset quality requirements in response to negative economic indicators.

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

         Real estate acquired by the Registrant as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value. Any write-down of REO is charged to the allowance for real estate loan losses.

         At June 30, 2001 the Registrant's total of property acquired as the result of foreclosure or by deed in lieu of foreclosure was $130,000 compared to a total of $65,000 at June 30, 2000. The Registrant had no allowance for losses on real estate owned as of June 30, 2001 and 2000.

         Non-Performing Loans. The following table sets forth information regarding non-accrual loans, accrual loans and other non-performing assets at the dates indicated:

                                                                                At June 30,
                                                              ----------------------------------------------
                                                                 2001              2000              1999
                                                              -----------       ----------       -----------
                                                                          (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
   One-to four family residential..........................   $      --         $     --         $   1,003
   Commercial real estate..................................          --               15             1,061
   Commercial business.....................................       1,094               --                --
                                                              ---------         --------         ---------
     Total.................................................       1.094               15             2,064
                                                              ---------         --------         ---------

Loans accounted for on an accrual basis (1)(2):
   One-to four family residential..........................         970            1,187               295
   Multi-family residential................................          --              547                --
   Commercial real estate..................................         233              247                --
   Consumer(3).............................................         363              112               101
                                                              ---------         --------         ---------
     Total.................................................       1,566            2,093               396
                                                              ---------         --------         ---------
Total non-performing loans.................................       2,660            2,108             2,460
Other non-performing assets (4)............................         130               65                32
                                                              ---------         --------         ---------
Total non-performing assets................................   $   2,790         $  2,173         $   2,492
                                                              =========         ========         =========

Non-performing loans as a percentage
   of total loans..........................................        0.64%            0.42%             0.54%
Non-performing loans as a percentage
   of total assets.........................................        0.40%            0.29%             0.36%
Non-performing loans and real estate owned
   to total loans and real estate owned....................        0.67%            0.43%             0.55%
Non-performing assets as a percentage
   of total assets.........................................        0.42%            0.30%             0.37%

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

         The following table sets forth information with respect to the Registrant's delinquent loans and other problem assets at June 30, 2001.

                                                                                     At June 30, 2001
                                                                                --------------------------
                                                                                  Balance        Number
                                                                                ----------     -----------
                                                                                (In Thousands)

Residential real estate:
   Loans past due 60-89 days...............................................     $  1,126               27
   Loans past due 90 days or more..........................................          970               32
Commercial real estate:
   Loans past due 60-89 days...............................................           --               --
   Loans past due 90 days or more..........................................          233                1
Commercial business:
   Loans past due 60-89 days...............................................          110                4
   Loans past due 90 days or more..........................................        1,094                3
Consumer loans:
   Loans past due 60-89 days...............................................          273               --
   Loans past due 90 days or more..........................................          363               62
Foreclosed real estate and repossessions...................................          130                2
Other non-performing assets................................................           --               --
Restructured loans not included
   in other nonperforming categories above.................................          449                1
Loans to facilitate sale of real estate owned..............................           --               --

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

         At June 30, 2001, the aggregate amount of the Registrant's classified assets, and of the Registrant's general and specific loss allowances and charge-offs were as follows:

                                                                                           June 30, 2001
                                                                                           -------------
                                                                                          (In Thousands)

Substandard assets..............................................................             $     3,047
Doubtful assets.................................................................                   1,276
Loss assets.....................................................................                       6
                                                                                             -----------
         Total classified assets................................................             $     4,329
                                                                                             ===========

General loss allowances.........................................................                   4,731
Specific loss allowances........................................................                       6
                                                                                             -----------
         Total allowances.......................................................             $     4,737
                                                                                             ===========


         A summary of the Registrant's principal classified assets is as follows.

The Registrant originated loans totaling $4.5 million to a commercial borrower in a high technology industry located in the Registrant's primary lending area. During the quarter ended June 30, 2001, $3.5 million of the loan balance was charged off due to uncollectibility. The remaining $1.0 million loan balance was classified "doubtful" at June 30, 2001. The Registrant is in the process of liquidating the assets of the borrower; however, the value of the remaining collateral is indeterminable at this time.

Loans to two commercial and industrial borrowers located in the Registrant's primary lending area with total balances of $4.1 million were classified "special mention" at June 30, 2001. Subsequent to June 30, 2001 the loans were downgraded to a "substandard" classification due to cash flow problems associated with economic and management concerns. One of the borrowers, an industrial metals recycler, experienced declining prices for its product in a generally weaker market, as well as unfavorable weather conditions that impeded recycling operations to a greater extent than is normally expected. The other borrower, involved in the construction of agriculture-related structures, had experienced an instance of alleged employee fraud and unfavorable weather conditions that delayed completion of construction projects. Loans to both borrowers have been extended at current market rates during the year ended June 30, 2001. The loans of both borrowers are 30 days delinquent at this time.

In August 2000, the Registrant originated a $3.3 million loan secured by a newly constructed assisted living facility located in Madison, Wisconsin. The facility is experiencing cash flow problems due to lower-than-normal occupancy rates as compared to similar facilities in the Madison market area. The loan was classified "substandard" at June 30, 2001. The total loan balance at June 30, 2001 was $2.8 million. The borrowers injected additional private capital of $112,000 in June and July 2001 to augment the financial position of the project. A new management company was recently engaged and this change resulted in an increase in occupancy within the last 60 days. Management of the Registrant anticipates that the change in the management company will result in a positive cash flow by December 2001.

The Registrant originated a $6.4 million loan for land development purposes in downtown Madison, Wisconsin in February 2000. The loan balance at June 30, 2001 was $6.4 million of which 29.6% was sold to other participants. The Registrant retained a $4.5 million, or 70.4%, interest in the loan. The borrower has experienced difficulty in obtaining financing for a condominium project due to a lack of local tax increment financing. The loan was not classified at June 30, 2001; however, the Registrant expects to classify the loan "special mention" as of September 30, 2001.

The Registrant acquired a $600,000 loan in 1985 on a 48-unit apartment complex in southern Iowa in connection with its acquisition of another financial institution. The loan was restructured in 1991, at which time the Registrant wrote off $50,000 of the loan balance, which is due in a balloon payment at maturity. No interest is being accrued on this

$50,000 amount. The outstanding balance of the loan at June 30, 2001 was $449,000. The loan matured on August 1, 2001 and is currently 30 days past due. Management anticipates that the loan will be extended to November 1, 2001 and that the borrower will secure funding with another lender by that date.

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

         During fiscal 2001, 2000 and 1999, the Registrant credited $5.2 million, $554,000 and $365,000, respectively, to the allowance for loan losses. Management periodically reviews the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. There can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future and that additional provisions for loan losses will not be required.

         Analysis of the Allowance for Loan Losses. The following table sets forth information regarding the Registrant's allowance for loan losses at the dates indicated.

                                                                               At June 30,
                                                              ----------------------------------------------
                                                                 2001              2000              1999
                                                              -----------       ----------       -----------
                                                                              (In Thousands)
Total loans outstanding.....................................  $   422,851       $  509,681       $   461,385
Average loans outstanding...................................      484,911          480,377           416,631

Allowance balance (at beginning of period)..................        3,394            3,135             2,607
Additions related to acquisition............................           --               --               325
Provision:
   Residential..............................................          240               80               110
   Commercial real estate...................................        1,120              224                75
   Commercial business......................................        3,560               --                --
   Consumer.................................................          235              250               180
Charge-offs:
   Residential..............................................           --               (5)              (63)
   Commercial real estate...................................          (70)             (30)               --
   Commercial business......................................       (3,551)              --                --
   Consumer.................................................         (269)            (346)             (184)
Recoveries..................................................           78               86                85
                                                              -----------       ----------       -----------
Allowance balance (at end of period)........................  $     4,737       $    3,394       $     3,135
                                                              ===========       ==========       ===========

Allowance for loan losses as a percent of total
   loans outstanding........................................         1.12%            0.67%             0.68%
Net loans charged off as a percent of average
   loans  outstanding.......................................         0.79%            0.06%             0.06%

Investment Activities

          The Registrant's portfolio of investment securities, excluding investments in mortgage-backed securities, totaled $93.3 million, $111.8 million and $112.8 million, respectively, at June 30, 2001, 2000 and 1999. The purpose of the Registrant's investment portfolio is to (i) improve the Registrant's interest rate sensitivity gap by reducing the average term to maturity of the Registrant's assets, (ii) improve liquidity, and (iii) effectively reinvest funds generated from amortization and prepayment on the Registrant's traditional loan portfolio.

         The Registrant is required under federal regulations to maintain a sufficient amount of liquid assets that may be invested in specified short-term securities and certain other investments to assure its safe and sound operation. See "Regulation--Federal Regulations--Liquidity Requirements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The Registrant generally has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in the Registrant's loan origination and other activities.

         Investment Portfolio. The following table sets forth the carrying value of the Registrant's investment securities portfolio, short-term investments and FHLB stock, at the dates indicated. At June 30, 2001, the

Registrant's FHLB stock yielded 4.08%. At June 30, 2001, the market value of the Registrant's investment securities - held to maturity portfolio was $12.1 million.

                                                                               At June 30,
                                                              ----------------------------------------------
                                                                 2001              2000              1999
                                                              -----------       ----------       -----------
                                                                              (In Thousands)
Investment securities - held to maturity:
  U.S. Government and agency securities..................... $      2,878       $    3,118       $     5,190
  Other securities..........................................        9,160            7,516             9,579
                                                             ------------       ----------       -----------
    Total investment securities held to maturity............ $     12,038       $   10,634       $    14,769
                                                             ------------       ----------       -----------

Investment securities - available for sale:
  U.S. Government and agency securities..................... $     61,748       $   89,165       $    91,692
  Other securities..........................................       19,558           11,976             6,327
                                                             ------------       ----------       -----------
    Total investment securities available for sale..........       81,306       $  101,141       $    98,019
                                                             ------------       ----------       -----------
      Totals................................................ $     93,344       $  111,775       $   112,788

Interest-bearing deposits...................................       57,708            3,555             1,848
FHLB stock..................................................        9,469            8,929             8,094
                                                             ------------       ----------       -----------
    Total investments....................................... $    160,521       $  124,259       $   122,730
                                                             ============       ==========       ===========

Investment Portfolio Maturities

         The table below sets forth the scheduled maturities, carrying values, and average yields for the Registrant's investment securities at June 30, 2001.

                                                                         At June 30, 2001
                                -------------------------------------------------------------------------------------------------
                                                                                                                 Total Investment
                                One Year or Less    One to Five Years    Five to Ten Years   More than 10 Years      Securities
                                ----------------    -----------------    -----------------   ------------------ ------------------
                                 Carrying Average Carrying     Average   Carrying  Average   Carrying  Average  Carrying   Average
                                  Value    Yield     Value      Yield     Value    Yield      Value    Yield      Value      Yield
                                  -----    -----     -----      -----     -----    -----      -----    -----      -----      -----
                                            (Dollars in Thousands)

Investment securities - held
  to maturity(1) ...........    $ 3,573    6.04%    $ 2,497     6.38%   $ 1,537    6.94%     $ 4,431    7.15%    $12,038       6.63%
Investment securities -
  available for sale .......      9,546    5.34%         --       --%    37,779    6.42%      33,981    7.11%     81,306       6.58%

Total investment
  securities ...............    $13,119    5.53%    $ 2,497     6.38%   $39,316    6.44%     $38,412    7.11%    $93,344       6.59%

--------------------------
(1)   Municipal securities are tax-effected.

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

         Deposit Portfolio. Savings and other deposits in the Registrant as of June 30, 2001, are composed of the following:

   Weighted                                                                                                      Percentage
    Average                                                                     Minimum                           of Total
Interest Rate(1)   Minimum Term                 Category                        Amount           Balances          Deposits
----------------   ------------                 --------                        ------           --------          --------
                                                                                              (In Thousands)
   0.00%               None         Noninterest bearing checking accounts       $   None        $   21,158            4.33%
   1.79%               None         Interest bearing checking accounts               200            49,176           10.06
   1.70%               None         Money Market Plus accounts                       200             7,538            1.54
   3.69%               None         Money Market Select accounts                  10,000            76,466           15.65
   1.24%               None         Savings accounts/Club accounts                  10/5            27,899            5.71
   1.23%               None         Unredeemed certificates                        1,000             4,818            0.99
   6.15%           6 to18 months    Fixed term, fixed rate (2)                     1,000           128,464           26.30
   6.30%          14 to 36 months   Fixed term, fixed rate (2)                     1,000            57,139           11.69
   6.43%          42 to 48 months   Fixed term, fixed rate (2)                     1,000             8,070            1.65
   6.36%          6 to 48 months    Fixed term, fixed rate IRA (2)                   100            27,509            5.63
   4.09%           3 to 6 months    Fixed term, fixed rate (3)                   100/1,000           2,657            0.54
   4.48%          7 to 12 months    Fixed term, fixed rate (3)                   100/1,000           6,996            1.43
   4.42%              2 years       Fixed term, fixed rate (3)                   100/1,000           6,887            1.41
   5.24%              2 years       Fixed term, variable rate IRA                    100             1,076            0.22
   4.88%             2.5 years      Fixed term, fixed rate                         1,000             2,626            0.54
   4.74%             2.5 years      Fixed term, option rate (4)                    1,000             1,651            0.34
   5.58%             32 months      Fixed term, fixed rate                         5,000               755            0.15
   5.95%          34 to 35 months   Change up term and rate (5)(6)                 1,000             9,977            2.04
   4.94%              3 years       Fixed term, fixed rate (3)                   100/1,000          26,459            5.41
   6.38%             45 months      Fixed term, fixed rate                         5,000             1,105            0.23
   5.17%              4 years       Fixed term, fixed rate                         1,000             5,288            1.08
   6.74%             58 months      Fixed term, fixed rate                         5,000             6,737            1.38
   5.25%              5 years       Fixed term, fixed rate                         1,000             3,044            0.62
   5.79%              6 years       Fixed term, fixed rate                         1,000             3,290            0.67
   5.85%              8 years       Fixed term, fixed rate                         1,000             1,923            0.39
   -----                                                                                        ----------       ---------
   4.54%                                                                                        $  488,708          100.00%
                                                                                                ==========       =========

-------------------------------------------------------
(1)  Yield rates for fixed term, fixed rate certificates.
(2) During fiscal 2001, the Company offered special certificates that allowed the customer to select any term within the listed range for that product.
(3) Individual retirement accounts (IRAs) are offered for this term. The minimum for IRAs is $100 and the minimum for other certificates is $1,000. The minimum for additions to IRAs is $25, while the minimum for additions to other certificates is $1,000.
(4) The rate on the option rate certificate may be changed once during the term to the currently offered rate at the certificate holder's option. (5) The certificate holder may change to another certificate product on the first and/or second anniversary.
(6)  Individual retirement accounts are offered for 35-month terms.

         The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Registrant between the dates indicated.


                                     Balance at                        Balance at                       Balance at
                                     June 30,      %      Increase    June 30,       %      Increase   June 30,      %    Increase
                                     --------      -      --------    --------       -      --------   --------      -    --------
                                                                            (Dollars in Thousands)

Checking accounts..................  $  70,334    14.39%    (2,130)  $  72,464      15.37%     12,372   $  60,092   12.95%   11,724
Savings accounts...................     27,899     5.71       (940)     28,839       6.11      (6,270)     35,109    7.56     8,878
Money market accounts..............     84,004    17.19      6,639      77,365      16.40      (4,588)     81,953   17.66    20,159
Option rate certificates (1).......      1,651     0.34       (370)      2,021       0.43        (302)      2,323    0.50      (581)
Change up certificates (2).........      7,271     1.49     (3,338)     10,609       2.25         617       9,992    2.15       954
6 to 36 month special (3)..........    185,581    37.96     68,912     116,669      24.74     116,669          --      --        --
42 to 48 month special (3).........      8,070     1.65      3,448       4,622       0.98       4,622          --      --        --
3 through 11 month certificates....      2,625     0.54     (9,340)     11,965       2.54     (27,180)     39,145    8.43    28,081
12 through 18 month certificates...      4,308     0.88    (13,464)     17,772       3.77     (40,655)     58,427   12.59       916
19 through 30 month certificates...      7,484     1.53    (19,367)     26,851       5.69     (26,399)     53,250   11.47    10,753
32 and 36 month certificates.......      5,616     1.15     (2,480)      8,096       1.72     (12,641)     20,737    4.47    (4,356)
45 and 48 month certificates.......      6,202     1.27     (4,814)     11,016       2.34      (1,658)     12,674    2.73       563
58 through 96 month certificates...     14,994     3.07     (3,455)     18,449       3.91      (7,232)     25,681    5.53    (8,095)
IRA certificates...................     57,851    11.84       (417)     58,268      12.35      (5,510)     63,778   13.74     3,121
Other certificates.................      4,818     0.99     (1,802)      6,620       1.40       5,612       1,008    0.22      (373)
                                     ---------   ------     ------   ---------     ------       -----   ---------  ------    ------
                                     $ 488,708   100.00%    17,082   $ 471,626     100.00%      7,457   $ 464,169  100.00%   71,744
                                     =========   ======     ======   =========     ======       =====   =========  ======    ======

-------------------------------------------
(1) This certificate is a 30-month certificate, during which term the rate may be changed once to a currently offered rate at the customer's option.
(2) This certificate is a 35-month certificate, during which term the certificate may be changed to a product with a different term and/or rate on the first and/or second anniversary of the opening of the certificate.
(3) During fiscal 2001 and 2000, the Company offered special certificates that allowed the customer to select any term within the listed range for that product. These special certificates are not automatically renewable.

Time Deposits by Rates

         The following table sets forth the time deposits in the Registrant classified by rates as of the dates indicated.

                                                           At June 30,
                                           ------------------------------------------
                                               2001           2000           1999
                                           -----------     ----------     -----------
                                                         (In Thousands)
4% or less...........................      $   11,798      $ 20,344       $  20,838
4.01-6.00%...........................        140,152        157,222         227,003
6.01-8.00%...........................        154,522        115,391          39,174
                                           ---------       --------       ---------
     Total...........................      $ 306,472       $292,957       $ 287,015
                                           =========       ========       =========


         Time Deposit Maturity Schedule. The following table sets forth the amount and maturities of certificates of deposit at June 30, 2001.

                                                                      Amount Due
                                           --------------------------------------------------------------
                                           Less Than       1-2             2-3         After
Weighted Average                           One Year        Years          Years       3 Years       Total
                                            ----------------------     -------      --------     ---------
  Rate                                                              (In Thousands)
--------
4% or less..............................  $    9,938      $ 1,798      $      62    $      --    $   11,798
4.01-6.00%..............................      81,581       37,869         13,641        7,061       140,152
6.01-8.00%..............................      83,735       57,895         12,812           80       154,522
                                          ----------      -------      ---------    ---------    ----------
     Total..............................  $  175,254      $97,562      $  26,515    $   7,141    $  306,472


         Certificates of Deposit $100,000 and Over. The following table indicates the amount of the Registrant's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of June 30, 2001.

                                 Maturity Period              Certificates of Deposits
                                 ---------------              ------------------------
                                                                   (In Thousands)
         Three months or less............................             $    7,510
         Three through six months........................                  6,963
         Six through twelve months.......................                  7,409
         Over twelve months..............................                  8,618
                                                                      ----------
              Total......................................             $   30,500
                                                                      ==========


         Deposit Activity. The following table sets forth the savings activities of the Registrant for the periods indicated:

                                                                                At June 30,
                                                              ----------------------------------------------
                                                                 2001              2000              1999
                                                              -----------       ----------       -----------
                                                                              (In Thousands)
Additions related to acquisition..........................            --        $       --       $  105,583
Net withdrawals in excess of deposits ....................         1,443            (8,195)         (47,551)
Interest credited.........................................        15,639            15,651           13,712
                                                              ----------        ----------       ----------
  Net increase (decrease) in deposits.....................    $   17,082        $    7,456       $   71,744
                                                              ==========        ==========       ==========


         Borrowings. Savings deposits are the primary source of funds for the Registrant's lending and investment activities and for its general business purposes. The Registrant, if the need arises, may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Registrant's stock in the FHLB and a portion of the Registrant's first mortgage loans. At June 30, 2001, the Registrant had $185.6 million of advances outstanding from the FHLB.

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

         The following table sets forth certain information regarding borrowings by the Registrant at the end of and during the periods indicated.

                                                                                  At June 30,
                                                                   ---------------------------------------
                                                                   2001             2000              1999
                                                                   ----             ----              ----
Weighted average rate paid
  on FHLB advances..........................................       5.81%            6.13%             5.74%
Rate paid on ESOP borrowing.................................       7.00%            7.00%             7.00%


                                                                      During the Year Ended June 30,
                                                              ----------------------------------------------
                                                                 2001              2000              1999
                                                              -----------       ----------       -----------
                                                                          (Dollars in Thousands)
Maximum amount of FHLB advances outstanding at
 any month................................................     $ 185,600      $  174,500         $   143,600

Approximate average FHLB advances outstanding.............       149,756         156,271             118,900

Approximate weighted average rate paid on
 FHLB advances............................................          6.14%           5.95%               5.90%

Approximate average ESOP borrowing outstanding............    $    1,630      $    1,757         $       401

Average rate paid on ESOP borrowing.......................          7.00%           7.00%               7.00%


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

         The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies and other savings associations. This competition for loans has increased substantially in recent years as a result of the large number of institutions choosing to compete in the Registrant's market area. An increasing number of these institutions are using the Internet to originate and underwrite loans. The Registrant offers a competitive internet banking product to its retail and business customers.

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

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank's unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Bank's maximum loans to one borrower limit was $7.4 million at June 30, 2001. As of June 30, 2001, the Bank was in compliance with its loans-to-one-borrower limitations.

         Qualified Thrift Lender Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly average basis in 9 out of every 12 months. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of June 30, 2001, the Bank maintained 74.2% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution, such as the Bank, that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters; provided that the institution would not be undercapitalized, as that term is defined in the OTS Prompt Corrective Action regulations, following the capital distribution. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully-phased in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. As of June 30, 2001, the Bank was a "well-capitalized" institution.

         Liquidity. The Bank is required to maintain sufficient liquidity to assure its safe and sound operation. The Bank's average liquidity ratio for the quarter ended June 30, 2001, was 31.4%.

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

         The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations generally require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans, that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain approval procedures to be followed. At June 30, 2001, the Bank was in compliance with the regulations.

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

         The risk-based capital standard for savings institutions requires the maintenance of Tier 2 (core) and total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. The components of Tier 1 (core) capital are equivalent to those discussed earlier under the 3.0% leverage ratio standard. The components of supplementary capital currently include cumulative preferred stock, long- term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

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

         At June 30, 2001, the Bank exceeded each of the three OTS capital requirements on a fully phased-in basis. Set forth below is a summary of the Bank's compliance with the OTS capital standards as of June 30, 2001.


                                                                                     At June 30, 2001
                                                                                --------------------------
                                                                                               Percent of
                                                                                  Amount       Assets (1)
                                                                                --------       ----------
                                                                                  (Dollars in Thousands)
   Tangible capital:
      Capital level..........................................................   $  48,397           7.60%
      Requirement............................................................       9,547           1.50%
                                                                                ---------      ---------
      Excess.................................................................      38,850           6.10%
      To be well capitalized under prompt
        corrective action provisions ........................................         N/A            N/A
   Core capital:
      Capital level..........................................................      48,397           7.60%
      Requirement ...........................................................      19,094           3.00%
                                                                                ---------      ---------
      Excess.................................................................      29,303           4.60%
      To be well capitalized under prompt
        corrective action provisions ........................................      31,824           5.00%
   Fully phased-in risk-based capital:
      Capital level..........................................................      52,569          13.25%
      Requirement ...........................................................      31,744           8.00%
                                                                                ---------      ---------
      Excess.................................................................      20,825           5.25%
      To be well capitalized under prompt
        corrective action provisions ........................................      39,680          10.00%

----------------
(1) Tangible and core capital levels are calculated on the basis of a percentage of total adjusted assets; risk-based capital levels are calculated on the basis of a percentage of risk-weighted assets.

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

Federal Home Loan Bank System

         The Bank, as a federal association, is required to be a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of June 30, 2001, the Bank was in compliance with this requirement. The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2001, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

         Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally- insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove of the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

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

         As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations will be able to convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. Any post-1987 reserves will be subject to recapture, regardless of whether or not a particular thrift intends to convert its charter, be acquired, or diversify its activities. The recapture tax on post-1987 reserves is assessed in equal installments over the six year period beginning in 1996. However, if a thrift meets a minimum level of mortgage lending test (i.e., if the thrift's level of mortgage lending activity (re-financings and home equity loans do not count) is equal to or exceeds its average mortgage lending activity for the six years preceding 1996, adjusted for inflation), then the thrift may suspend its tax bad debt recapture for the 1996 and 1997 tax years. At June 30, 2000, the Bank had a balance of approximately $500,000 of bad debt reserves in retained income that would be recaptured under this legislation.

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

         Delaware taxation. Delaware franchise taxes are imposed on the Registrant. Two methods are provided for calculating the tax and the lesser tax is payable. The first method is based on authorized number of shares. The tax under this method is $90.00 for the first 10,000 authorized shares plus $50.00 for each additional 10,000 shares or part thereof. The second method is $200 per $1,000,000 or portion thereof of assumed par value capital. "Assumed par" is computed by dividing total gross assets by total issued shares (including treasury shares). "Assumed par value capital" is calculated by multiplying the lessor of "assumed par" or stated par value by total authorized shares. For fiscal 2001 the Registrant recorded Delaware franchise tax expense of $70,000.


ITEM 2            PROPERTIES
------            ----------

         The Company conducts its business through its main office located in Sioux City, Iowa, and 17 branch offices located in the market area. The following table sets forth certain information concerning the main office and each branch office of the Registrant at June 30, 2001. The aggregate net book value of the Registrant's premises and equipment was $14.7 million at June 30, 2001.

                                                                            Owned                 Lease
                                                     Year                    or                 Expiration
                                              Opened or Acquired           Leased                  Date
                                              ------------------           ------              ------------
329 Pierce Street                                    1988                   Owned                   --
Sioux City, Iowa 51102

924 Pierce Street                                    1991                   Owned                   --
Sioux City, Iowa 51101

2727 Hamilton Blvd.                                  1981                   Owned                   --
Sioux City, Iowa 51104

2 W. Bow Drive *                                     1978                   Owned                   --
Cherokee, Iowa 51012

301 Plymouth St., N.W.                               1990                   Owned                   --
Le Mars, Iowa 51031

3839 Indian Hills Dr.                                1978                   Owned                   --
Sioux City, Iowa 51104

921 Iowa Avenue                                      1972                   Owned                   --
Onawa, Iowa 51040

1201 2nd Avenue                                      1976                   Owned                   --
Box 277
Sheldon, Iowa 51201

4211 Morningside Avenue                              1965                   Owned                   --
Sioux City, Iowa 51106

104 1st Street, S.E.                                 1974                   Owned                   --
Orange City, Iowa 51041

4701 Singing Hills Blvd.
Sioux City, Iowa 51106                               1995                   Owned                   --

2738 Cornhusker Drive
South Sioux City, Nebraska 68776                     1998                   Owned                   --

------------------
* Branch was sold in July 2001.




                                                CENTRAL IOWA DIVISION

1025 Main Street                                     1998                   Owned                   --
Grinnell, Iowa 50112

123 W. 2nd Street, North                             1999                   Owned                   --
Newton, Iowa 50208

1907 1st Avenue E.                                   1999                   Owned                   --
Newton, Iowa 50208

15 E. Howard Street                                  1999                   Owned                   --
Colfax, Iowa 50054

108 E. Washington                                    1999                   Owned                   --
Monroe, Iowa 50170

West Des Moines Branch                               1999                   Owned                   --
3900 Westown Parkway
West Des Moines, Iowa 50266


         The Registrant's accounting and record keeping activities are maintained on an in-house data processing system. The Registrant owns data processing equipment it uses for its internal processing needs. The net book value of such data processing equipment and related software at June 30, 2001, was $744,000.

ITEM 3            LEGAL PROCEEDINGS
------            -----------------

         There are various claims and lawsuits in which the Registrant is periodically involved incident to the Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------

         No matters were submitted during the fourth quarter of fiscal 2001 to a vote of security holders.


                                                      PART II

ITEM 5            MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
------            ------------------------------------------------------------
                  MATTERS

         The back inside cover page of the Annual Report to Stockholders is herein incorporated by reference.

ITEM 6            SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
------            ----------------------------------------------

         Pages 1 through 3 of the Annual Report to Stockholders are herein incorporated by reference.

ITEM 7            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------            --------------------------------------------------------------
                  AND RESULTS OF OPERATIONS
                  ---------------------

         Pages 4 through 15 of the Annual Report to Stockholders are herein incorporated by reference.

ITEM 8            FINANCIAL STATEMENTS
------            --------------------

         Pages 17 through 50 of the Annual Report to Stockholders are herein incorporated by reference.

ITEM 9            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------            -----------------------------------------------------------
                  AND FINANCIAL DISCLOSURE
                  ------------------------

         There were no changes in or disagreements with accountants in the Registrant's accounting and financial disclosure during fiscal 2001.


                                    PART III

ITEM 10           DIRECTORS AND OFFICERS OF THE REGISTRANT
-------           ----------------------------------------

         Information concerning Directors of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 21, 2001.

ITEM 11           EXECUTIVE COMPENSATION
-------           ----------------------

         Information concerning executive compensation is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 21, 2001.

ITEM 12           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------           ---------------------------------------------------
                  MANAGEMENT
                  ----------

         Information concerning security ownership of certain owners and management is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 21, 2001.

ITEM 13           CERTAIN TRANSACTIONS
-------           --------------------

         Information concerning relationships and transactions is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 21, 2001.


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
--------          ---------------------------------------------------
                  ON FORM 8-K
                  -----------

         (a)(1)   Financial Statements

         The following information appearing in the Registrant's Annual Report to Stockholders for the year ended June 30, 2001, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

Annual Report Section                               Pages in Annual Report

Selected Financial Data                                       1-3

Management's Discussion and Analysis                         4-15
  of Financial Condition and Results
  of Operations

Report of Independent Auditors                                17

Consolidated Balance Sheets                                   18

Consolidated Statements of Operations                         19

Consolidated Statements of Stockholders' Equity               20
   and Comprehensive Income

Consolidated Statements of Cash Flows                        21-22

Notes to Consolidated Financial                              23-50
  Statements

         With the exception of the aforementioned information, the Registrant's Annual Report to Stockholders for the year ended June 30, 2001 is not deemed filed as part of this Annual Report on Form 10-K.

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

        24                   Consent of Experts and                    24                       Exhibit 24
                                     Counsel

        25                      Power of Attorney                      Not                    Not Applicable
                                                                    Required

        28                     Additional Exhibits                    None                    Not Applicable

        29                  Information from reports                  None                    Not Applicable
                               furnished to state
                              insurance regulatory
                                   authorities

         (b)      Reports on Form 8-K:


         On January 9, 2001, the Registrant filed a report on Form 8-K relating to a share repurchase program.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FIRST FEDERAL BANKSHARES, INC.


Date:    September 20, 2001          By:      /s/ Barry E Backhaus
                                              ---------------------
                                              Barry E. Backhaus, President and
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  /s/     Katherine A. Bousquet   By:  /s/     Jon G. Cleghorn
     ------------------------------      --------------------------------
     Katherine A. Bousquet               Jon G. Cleghorn
     Vice President and Treasurer        Executive Vice President, Chief
                                         Operating Officer and Director
Date:  September 20, 2001            Date:  September 20, 2001




By:   /s/     Nancy A. Boysen        By:  /s/     David S. Clay
     ------------------------------      --------------------------------
     Dr. Nancy A. Boysen                 David S. Clay
     Director                            Director
Date:  September 20, 2001            Date:  September 20, 2001



By:   /s/     Gary L. Evans          By:  /s/     Allen J. Johnson
     ------------------------------      --------------------------------
     Gary L. Evans                       Allen J. Johnson
      Director                           Director
Date:  September 20, 2001            Date:  September 20, 2001



By:   /s/     Harland D. Johnson     By:  /s/     Steven L. Opsal
     ------------------------------      --------------------------------
     Harland D. Johnson                  Steven L. Opsal
     Director                            Director
Date:  September 20, 2001            Date:  September 20, 2001



By: /s/     Dennis B. Swanstrom      By:  /s/     David Van Engelenhoven
   --------------------------------      --------------------------------
     Dennis B. Swanstrom                 David Van Engelenhoven
     Director                            Director
Date:  September 20, 2001            Date: September 20, 2001