Form 10-Q
period 2001-09-30
FIRST FEDERAL BANKSHARES INC
filed 2001-11-13
CIK 1075348

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------

                                    FORM 10-Q

[Mark One]

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from ______________ to __________

                        Commission File Number: 0-25509

                         First Federal Bankshares, Inc.
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                        Outstanding at November 12, 2001
            -----                       ---------------------------------
  (Common Stock, $.01 par value)                    4,261,644

                         FIRST FEDERAL BANKSHARES, INC.


                                      INDEX




                                                                                    Page

Part I.        Financial Information
   Item I.  Financial Statements of First Federal
            Bankshares, Inc. and Subsidiaries                                         1
            Condensed Consolidated Balance Sheets
            at September 30, 2001 and June 30, 2001                                   1
            Condensed Consolidated Statements of Operations
            for the three-month periods ended
            September 30, 2001 and 2000                                               2
                     Condensed Consolidated Statements of Changes in
            Stockholders' Equity for the three-month periods
            ended September 30, 2001 and 2000                                         3

            Condensed Consolidated Statements of Comprehensive
            Income for the three-month periods ended
            September 30, 2001 and 2000                                               4

            Condensed Consolidated Statements of Cash Flows
            for the three-month periods ended
            September 30, 2001 and 2000                                              5

            Notes to Condensed Consolidated Financial Statements                     6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                            7

Part II.       Other Information                                                    14

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

  FIRST FEDERAL BANKSHARES, INC and SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  September 30,        June 30,
                                                                      2001               2001
                                                                 -------------       -------------
                                                                  (Unaudited)
Assets
------
Cash and due from banks                                          $  21,309,791       $  20,241,215
Interest-bearing deposits in other financial institutions           58,752,209          57,708,338
                                                                 -------------       -------------
       Cash and cash equivalents                                    80,062,000          77,949,553
                                                                 -------------       -------------
Securities available-for-sale                                       65,409,073          87,598,252
   (amortized cost of $65,005,803 and $88,147,083)
Securities held-to-maturity                                         25,518,550          22,725,200
   (fair value of $26,037,776 and $22,882,470)
Loans receivable, net                                              423,743,453         417,897,877
Office property and equipment, net                                  14,290,448          14,686,405
Federal Home Loan Bank stock, at cost                                4,530,400           9,468,700
Accrued interest receivable                                          3,427,036           3,793,058
Refundable income taxes                                                     --             112,365
Deferred tax asset                                                     144,000             500,000
Excess of cost over fair value of assets acquired                   18,918,132          18,942,294
Other assets                                                         7,146,014           6,450,646
                                                                 -------------       -------------
Total assets                                                     $ 643,189,106       $ 660,124,350
                                                                 =============       =============

Liabilities
Deposits                                                         $ 480,305,168       $ 488,708,229
Advances from Federal Home Loan Bank                                82,085,946          89,117,564
Advance payments by borrowers for
    taxes and insurance                                              1,485,914           1,910,376
Accrued taxes on income                                                 81,173                  --
Accrued interest payable                                             6,316,714           5,676,823
Accrued expenses and other liabilities                               2,276,772           2,123,911
                                                                 -------------       -------------
Total liabilities                                                  572,551,687         587,536,903
                                                                 -------------       -------------

Stockholders' equity
Common stock, $.01 par value, 12,000,000 shares authorized;
    4,849,636 and 4,849,536 shares issued at
    September 30, 2001 and June 30, 2001, respectively                  48,496              48,495
Additional paid-in capital                                          36,063,882          36,053,892
Retained earnings, substantially restricted                         42,092,206          41,357,535
Treasury stock, at cost, 560,375 and 298,375 shares at
     September 30, 2001 and June 30, 2001, respectively             (6,177,942)         (2,803,832)
Accumulated other comprehensive income (loss)                          252,270            (343,831)
Unearned ESOP                                                       (1,433,480)         (1,473,470)
Unearned RRP                                                          (208,013)           (251,342)
                                                                 -------------       -------------
Total stockholders' equity                                          70,637,419          72,587,447
                                                                 -------------       -------------
Total liabilities and stockholders' equity                       $ 643,189,106       $ 660,124,350
                                                                 =============       =============


See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               Three months
                                                                            ended September 30,
                                                                          2001               2000
                                                                      ------------       ------------
                                                                                (Unaudited)
Interest income:
       Loans receivable                                               $  8,716,631       $ 10,323,525
       Mortgage-backed securities                                          349,157            483,427
       Investment securities                                             1,386,943          2,136,093
       Other interest-earning assets                                       420,084             37,463
                                                                      ------------       ------------
            Total interest income                                       10,872,815         12,980,508
                                                                      ------------       ------------

Interest expense:
       Deposits                                                          5,348,542          5,609,353
       Borrowings                                                        1,239,847          2,859,076
                                                                      ------------       ------------
            Total interest expense                                       6,588,389          8,468,429
                                                                      ------------       ------------
       Net interest income                                               4,284,426          4,512,079
       Provision for loan losses                                           880,000            145,000
                                                                      ------------       ------------
       Net interest income after provision for loan losses               3,404,426          4,367,079
                                                                      ------------       ------------

Noninterest income:
       Service charges and other fees                                    1,123,361            829,884
       Gain on sale of loans held for sale                                 127,380             64,081
       Gain on sale of branch deposits                                     164,730                 --
       Gain on sale of real estate owned and held for investment            66,407             29,500
       Net (loss) gain on sale of securities                               (25,332)             7,637
       Gain (loss) on sale of office property and equipment                246,685             (1,159)
       Real estate-related activities                                      405,905            301,701
       Other income                                                        275,418            379,341
                                                                      ------------       ------------
            Total noninterest income                                     2,384,554          1,610,985
                                                                      ------------       ------------

Noninterest expense:
       Compensation and employee benefits                                2,233,103          2,198,480
       Office property and equipment                                       611,287            604,951
       Deposit insurance premiums                                           22,976             25,044
       Data processing expense                                              85,712            122,244
       Advertising                                                          93,403             85,395
       Amortization of intangibles                                          24,162            241,813
       Other expense                                                     1,049,493            966,545
                                                                      ------------       ------------
            Total noninterest expense                                    4,120,136          4,244,472
                                                                      ------------       ------------

       Earnings before taxes on income                                   1,668,844          1,733,592
       Taxes on income                                                     596,000            523,000
                                                                      ------------       ------------
       Net earnings                                                   $  1,072,844       $  1,210,592
                                                                      ============       ============

Per share data:
       Basic earnings per share                                       $       0.25       $       0.27
                                                                      ============       ============
       Diluted earnings per share                                     $       0.25       $       0.27
                                                                      ============       ============

       Dividends declared per share                                   $      0.080       $      0.080
                                                                      ============       ============

See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                          Three months ended September 30,
                                                                              2001               2000
                                                                          --------------------------------
                                                                                     (Unaudited)
Capital Stock
   Beginning of year balance                                              $     48,495       $     48,336
   Stock options exercised                                                           1                  6
---------------------------------------------------------------------------------------------------------
End of period balance                                                           48,496             48,342
---------------------------------------------------------------------------------------------------------

Additional paid-in capital
   Beginning of year balance                                                36,053,892         36,002,723
   Stock options exercised                                                         924              1,842
   Stock appreciation (depreciation) of allocated ESOP shares                    9,066             (5,896)
---------------------------------------------------------------------------------------------------------
End of period balance                                                       36,063,882         35,998,669
---------------------------------------------------------------------------------------------------------

Retained earnings, substantially restricted
   Beginning of year balance                                                41,357,535         39,782,321
   Net earnings                                                              1,072,844          1,210,592
   Dividends paid on common stock                                             (338,173)          (361,493)
---------------------------------------------------------------------------------------------------------
End of period balance                                                       42,092,206         40,631,420
---------------------------------------------------------------------------------------------------------

Treasury stock, at cost
   Beginning of year balance                                                (2,803,832)        (1,273,138)
   Treasury stock purchased                                                 (3,374,110)                --
---------------------------------------------------------------------------------------------------------
End of period balance                                                       (6,177,942)        (1,273,138)
---------------------------------------------------------------------------------------------------------

Accumulated other comprehensive income (loss)
   Beginning of year balance                                                  (343,831)        (4,343,049)
   Net change in unrealized gains on securities available-for-sale             580,218            872,077
   Less: reclassification adjustment for net realized (losses) gains
         included in net income (net of tax expense)                           (15,883)             4,788
---------------------------------------------------------------------------------------------------------
End of period balance                                                          252,270         (3,475,760)
---------------------------------------------------------------------------------------------------------

Unearned ESOP shares
   Beginning of year balance                                                (1,473,470)        (1,634,600)
   ESOP shares allocated                                                        39,990             41,510
---------------------------------------------------------------------------------------------------------
End of period balance                                                       (1,433,480)        (1,593,090)
---------------------------------------------------------------------------------------------------------

Unearned recognition and retention plan shares
   Beginning of year balance                                                  (251,342)          (469,674)
   Amortization of RRP expense                                                  43,329             77,091
---------------------------------------------------------------------------------------------------------
End of period balance                                                         (208,013)          (392,583)
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                $ 70,637,419       $ 69,943,860
=========================================================================================================



See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

                                                                               Three months ended
                                                                                   September 30,
                                                                           -----------------------------
                                                                              2001              2000
                                                                           -----------       -----------
Net earnings                                                               $ 1,072,844       $ 1,210,592
Other comprehensive income:
    Unrealized holding gains arising during the period, net of tax             580,218           872,077
    Less: reclassification adjustment for net realized (losses) gains
         included in net income, net of tax expense                            (15,883)            4,788
                                                                           -----------       -----------
Other comprehensive income, net of tax                                         596,101           867,289
                                                                           -----------       -----------

Comprehensive income                                                       $ 1,668,945       $ 2,077,881
                                                                           ===========       ===========

See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Three months ended September 30,
                                                                                              2001              2000
                                                                                         -------------------------------
                                                                                                   (Unaudited)
Cash flows from operating activities:
Net earnings                                                                             $  1,072,844       $  1,210,592
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Loans originated for sale to investors                                                 (17,473,000)        (6,603,850)
   Proceeds from sale of loans originated for sale                                         17,333,230          6,559,780
   Provision for loan losses                                                                  880,000            145,000
   Depreciation and amortization                                                              463,338            683,665
   Gain on sale of loans held for sale                                                       (127,380)           (64,081)
   Net loss (gain) on sale of securities available-for-sale                                    25,332             (7,637)
   Net (gain) loss on sale of office property and equipment                                  (246,685)             1,159
   Net gain on sale of real estate owned and held for development                             (66,407)           (29,500)
   Net loan fees deferred                                                                     (33,247)            (2,606)
   Amortization of premiums and discounts on loans,
     mortgage-backed securities, and investment securities                                    239,954            165,232
   Decrease (increase) in accrued interest receivable                                         366,022           (218,144)
   (Increase) decrease in other assets                                                       (952,393)         1,650,836
   Increase in accrued interest payable                                                       639,891          1,478,213
   Increase (decrease) in accrued expenses and other liabilities                              152,861            (10,867)
   Increase (decrease) in taxes payable                                                       193,538            (18,697)
                                                                                         -------------------------------
Net cash provided by operating activities                                                   2,467,898          4,939,095
                                                                                         -------------------------------

Cash flows from investing activities:
   Purchase of securities held-to-maturity                                                 (3,540,454)                --
   Proceeds from maturities of securities held-to-maturity                                    743,222            509,975
   Proceeds from sale of securities available-for-sale                                      2,320,168          5,928,476
   Purchase of securities available-for-sale                                              (24,683,362)                --
   Proceeds from maturities of securities available-for-sale                               45,489,833            878,770
   Redemption (purchase) of Federal Home Loan Bank Stock                                    4,938,300           (539,800)
   Loans purchased                                                                         (7,221,000)        (1,753,000)
   Decrease (increase) in loans receivable                                                    494,494        (15,995,238)
   Proceeds from sale of office property and equipment                                        493,977                 --
   Purchase of office property and equipment                                                 (139,573)           (80,445)
   Proceeds from sale of real estate owned and held for development                           352,043             66,198
   Net expenditures on real estate owned and held for development                              (1,297)          (452,766)
                                                                                          -------------------------------
Net cash provided by (used in) investing activities                                        19,246,351        (11,437,830)
                                                                                          -------------------------------

Cash flows from financing activities:
   Increase in deposits                                                                    (8,403,061)        (1,051,252)
   Proceeds from advances from FHLB                                                                --         23,500,000
   Repayment of advances from FHLB                                                         (7,062,921)       (14,077,885)
   Net decrease in advances from borrowers for taxes and insurance                           (424,462)          (949,327)
   Issuance of common stock, net                                                                  925              1,848
   Purchase of treasury stock                                                              (3,374,110)                --
   Cash dividends paid                                                                       (338,173)          (361,493)
                                                                                         -------------------------------
Net cash (used in) provided by financing activities                                       (19,601,802)         7,061,891
                                                                                         -------------------------------
Net increase in cash and cash equivalents                                                   2,112,447            563,156
Cash and cash equivalents at beginning of period                                           77,949,553         20,166,706
                                                                                         -------------------------------
Cash and cash equivalents at end of period                                               $ 80,062,000       $ 20,729,862
                                                                                         ===============================


  See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES

1. BASIS OF PRESENTATION

The condensed consolidated balance sheet information for June 30, 2001 was derived from the Company's audited Consolidated Balance Sheets for the fiscal year ended June 30, 2001. The condensed consolidated financial statements at and for the three months ended September 30, 2001 and 2000 are unaudited.

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

A summary of significant accounting policies followed by the Company is set forth in Note 1 of the Company's 2001 Annual Report to Stockholders and is incorporated herein by reference.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company adopted the provisions of SFAS No. 142 effective July 1, 2001. In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Company performed an assessment and determined that goodwill was not impaired as of the adoption date. As of the adoption date, the Company had unamortized goodwill in the amount of $18,522,607 and the gross carrying amount of intangible assets subject to amortization was $700,140. The accumulated amortization of intangible assets totaled $281,452 and $305,614, respectively, at July 1, 2001 and September 30, 2001. The weighted average amortization period for identifiable intangible assets is ten years. Amortization expense related to identifiable intangible assets was $24,162 and $30,783, respectively, for the three months ended September 30, 2001 and 2000. Estimated amortization expense for the five succeeding fiscal years is as follows:

      June 30, 2002  $85,698
      June 30, 2003   66,516
      June 30, 2004   52,374
      June 30, 2005   45,396
      June 30, 2006   44,604


2. REORGANIZATION AND CONVERSION

First Federal Bankshares, Inc. (the "Company") is the holding company for First Federal Bank (the "Bank"). The Company owns 100% of the Bank's common stock. Currently, the Company engages in no other significant activities beyond its ownership of the Bank's common stock.

3. EARNINGS PER SHARE

The following information was used in the computation of net earnings per common share on both a basic and diluted basis for the periods presented.

                                                Three months ended
                                                   September 30,
                                                2001            2000
                                             ----------      ----------
Basic earnings per share computation:
   Net earnings                              $1,072,844      $1,210,592
   Weighted average common shares
               outstanding                    4,211,662       4,455,529
                                             ----------      ----------

      Basic earnings per share               $     0.25      $     0.27
                                             ==========      ==========

Diluted earnings per share computation:
   Net earnings                              $1,072,844      $1,210,592
   Weighted average common
      shares outstanding - basic              4,211,662       4,455,529
   Incremental option shares using
      treasury stock method                     102,227          33,104
                                             ----------      ----------
   Weighted average diluted
         shares outstanding                   4,313,889       4,488,633
                                             ----------      ----------

      Diluted earnings per share             $     0.25      $     0.27
                                             ==========      ==========

4. DIVIDENDS

On July 19, 2001 the Company declared a cash dividend on its common stock, payable on August 31, 2001 to stockholders of record as of August 17, 2001, equal to $.08 per share. Dividends totaling $328,500 were paid to stockholders.

On October 25, 2001 the Company declared a cash dividend on its common stock, payable on November 30, 2001 to stockholders of record as of November 16, 2001 equal to $.08 per share. Approximately $328,500 will be paid to stockholders on November 30, 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

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

FINANCIAL CONDITION

Total assets decreased by $16.9 million, or 2.6%, to $643.2 million at September 30, 2001 from $660.1 million at June 30, 2001. The decrease in total assets was primarily due to a decrease in the balance of securities available-for-sale. Securities available-for-sale decreased by $22.2 million, or 25.3%, to $65.4 million at September 30, 2001 from $87.6 million at June 30, 2001 primarily due to a decrease in the balance of callable agency securities. A total of $44.8 million of agency securities were called in the generally lower market interest rate environment during the three months ended September 30, 2001. The Company purchased $24.7 million of securities available-for-sale during the September 2001 quarter. Partially offsetting the decrease in securities available-for-sale was an increase in the balance of loans receivable. Loans receivable increased by $5.8 million, or 1.4%, to $423.7 million at September 30, 2001 from $417.9 million at June 30, 2001. The increase in loans receivable was primarily due to an increase in the originations or purchases of commercial real estate, commercial business and consumer loans. Securities held-to-maturity increased by $2.8 million, or 12.3%, to $25.5 million at September 30, 2001 from $22.7 million at June 30, 2001 due to $3.5 million in purchases less $743,000 in principal repayments and amortization. Federal Home Loan Bank (the "FHLB") stock decreased by $4.9 million, or 52.2%, to $4.5 million at September 30, 2001 from $9.5 million at June 30, 2001 after the FHLB redeemed excess member stock in September 2001.

Deposits decreased by $8.4 million, or 1.7%, to $480.3 million at September 30, 2001 from $488.7 million at June 30, 2001. In addition, advances from the Federal Home Loan Bank decreased by $7.0 million, or 7.9%, to $82.1 million at September 30, 2001 from $89.1 million at June 30, 2001. Advance payments by borrowers for taxes and insurance decreased by $424,000, or 22.2%, due to the payment in September 2001 of the first half of Iowa county real estate taxes from escrow accounts.

Total stockholders' equity decreased by $2.0 million to $70.6 million at September 30, 2001 from $72.6 million at June 30, 2001. The decrease in stockholders' equity was primarily due to the Company's purchase of 262,000 shares of its common stock at a cost of $3.4 million under a buyback program commenced in December 2000. Earnings totaled $1.0 million for the first quarter of the fiscal year. In addition, accumulated other comprehensive income (loss) increased by $596,000 due to higher valuations for the Company's available-for-sale securities portfolio after two Federal Reserve interest rate cuts totaling 75 basis points between June 30,2001 and September 30, 2001. The Company reported a net unrealized loss on securities available-for-sale of $344,000 at June 30, 2001 and a net unrealized gain of $252,000 at September 30, 2001. Dividends declared during the quarter totaled $338,000 excluding dividends on unallocated Employee Stock Ownership Plan ("ESOP") shares.

CAPITAL
The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of September 30, 2001 the Bank was in compliance with all regulatory capital requirements. The Bank's required, actual and excess capital levels as of September 30, 2001 are as follows:

                                                              Excess of
                                                             Actual Over
                       Required  % of     Actual     % of    Regulatory
                        Amount  Assets    Amount    Assets   Requirement
                        ------  ------    ------    ------   -----------
                                 (Amounts in thousands)
 Tangible Capital     $ 9,323   1.5%     $48,198     7.76%     $38,875
 Core Capital          18,645   3.0%      48,198     7.76%      29,553
 Risk-based Capital    33,601   8.0%      52,904    12.60%      19,303


LIQUIDITY

The Company is required by OTS regulation to maintain sufficient liquidity to assure its safe and sound operation. Liquid assets include cash, certain time deposits, banker's acceptances and specified United States government, state or federal agency obligations. For the quarter ended September 30, 2001 the Company's average liquidity position was $154.3 million, or 31.1% of its liquidity base for the preceding quarter. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrowed funds, when applicable, and loan commitments. The Company also adjusts liquidity as appropriate to meet its asset/liability objectives.


MARKET RISK MANAGEMENT

Market risk is the risk of loss arising from adverse changes in market prices and rates. The Company's market risk is primarily comprised of interest rate risk resulting from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates might adversely affect the Company's net interest income or the economic value of its portfolio of assets, liabilities and off-balance-sheet contracts. Management continually develops and applies strategies to mitigate this risk. The Company has not experienced any material changes in its market risk position from that disclosed in the Company's 2001 Form 10-K Annual Report as of June 30, 2001. Management does not believe that the Company's primary market risk exposures and how those exposures were managed in the first quarter of fiscal 2002 changed significantly when compared to the immediately preceding quarter ended June 30, 2001. The Company primarily relies on the OTS Net Portfolio Value Model (the "Model") to measure its susceptibility to interest rate changes. For various assumed hypothetical changes in market interest rates, the Model estimates the current economic value of each type of asset, liability and off-balance-sheet contract. The present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts results in a net portfolio value ("NPV")estimate. An analysis of the changes in NPV in the event of hypothetical changes in interest rates was presented in the Form 10-K filed by the Company for the fiscal year ended June 30, 2001.

EFFECT OF NEW ACCOUNTING STANDARD

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.

SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced managements' ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.

The effective date for SFAS No. 144 is for fiscal years beginning after December 15, 2001. The Company will adopt this statement as of July 1, 2002. The effect of this statement is unknown.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED September 30, 2001 and 2000

General. Net earnings for the three months ended September 30, 2001 totaled $1.1 million, or $0.25 per diluted share, compared to $1.2 million, or $0.27 per diluted share for the three months ended September 30, 2000.

Interest Income. Interest income decreased by $2.1 million, or 16.2%, to $10.9 million for the three months ended September 30, 2001 from $13.0 million for the three months ended September 30, 2000, largely due to a decrease in the average balance of interest-earning assets. The average balance of interest-earning assets decreased by $82.7 million, or 12.3%, to $590.3 million for the three months ended September 30, 2001 from $673.0 million for the three months ended September 30, 2000. In addition, the average yield on interest-earning assets decreased to 7.37% for the three months ended September 30, 2001 from 7.71% for the three months ended September 30, 2000, primarily due to lower yields on investment and mortgage-backed securities in the generally lower interest rate environment after eight consecutive Federal Reserve rate cuts since January 2001 and to changes in the mix of interest-earning assets.

Interest income on loans receivable decreased by $1.6 million, or 15.6%, to $8.7 million for the three months ended September 30, 2001 from $10.3 million for the three months ended September 30, 2000. The decrease in interest income on loans was primarily due to a decrease of $89.8 million, or 17.5%, in the average balance of loans receivable, to $424.6 million for the three months ended September 30, 2001 from $514.4 million for the three months ended September 30, 2000. The decrease in the average balance of loans receivable was primarily the result of a transaction that took place in March 2001 in which the Company securitized, and subsequently sold, approximately $112.7 million of fixed-rate single-family mortgage loans. The average yield on loans increased to 8.21% for the three months ended September 30, 2001 from 8.03% for the three months ended September 30, 2000. The increase in the average yield on loans was due to the Company's strategy of increasing its portfolio of commercial real estate, commercial business and consumer loans that generally have higher interest rates than residential single-family mortgages. The sale of $112.7 million of generally lower-rate single-family mortgage loans also contributed to the higher average yield on loans in the current year period.

Interest income on mortgage-backed securities for the three months ended September 30, 2001 decreased by $134,000, or 27.8%, when compared to the three months ended September 30, 2000. The average balance of mortgage-backed securities decreased by $6.9 million, or 24.1%, to $21.7 million for the three months ended September 30, 2001 from $28.6 million for the three months ended September 30, 2000. The average yield on mortgage-backed securities decreased to 6.42% for the three months ended September 30, 2001 from 6.75% for the three months ended September 30, 2000, as variable rate securities repriced in the generally lower market interest rate environment.

Interest income on investment securities decreased by $749,000, or 35.1%, as the average balance of investment securities decreased by $33.5 million, or 26.3%, to $94.1 million for the three months ended September 30, 2001 from $127.6 million for the three months ended September 30, 2000. The average yield on investment securities decreased by 79 basis points to 5.90% for the three months ended September 30, 2001 from 6.69% for the three months ended September 30, 2000.

Interest income on short-term investments and other interest-earning assets increased by $383,000 to $420,000 for the three months ended September 30, 2001 from $37,000 for the three months ended September 30, 2000 primarily due to an increase in the average balance of those investments. The average balance of short-term investments and other interest-earning assets increased to $49.9 million for the three months ended September 30, 2001 from only $2.3 million for the three months ended September 30, 2000 as a result of increased liquidity due to calls of agency securities in the generally lower market interest rate environment.

Interest Expense. Interest expense decreased by $1.9 million, or 22.2%, to $6.6 million for the three months ended September 30, 2001 from $8.5 million for the three months ended September 30, 2000. Interest on deposits decreased by $261,000, or 4.7%, to $5.3 million for the three months ended September 30, 2001 from $5.6 million for the three months ended September 30, 2000. The decrease in interest on deposits was primarily due to a 33 basis point decrease in the average cost of deposits to 4.64% for the three months ended September 30, 2001 from 4.97% for the three months ended September 30, 2000. The generally lower market interest rate environment during the current fiscal year influenced the rates paid on deposits. The average balance of deposits increased by $9.8 million, or 2.2%, to $460.9 million at September 30, 2001 from $451.1 million at September 30, 2000.

Interest on FHLB advances decreased by $1.6 million, or 56.6%, to $1.2 million for the three months ended September 30, 2001 from $2.8 million for the three months ended September 30, 2000. The Company repaid short-term borrowings from the FHLB with proceeds from the securitized loan sales. The decrease in interest on borrowings was primarily due to a decrease in the average balance of advances. The average balance of advances decreased by $94.4 million, or 52.4%, to $85.6 million at September 30, 2001 from $180.0 million at September 30, 2000. In addition, the average cost of borrowings decreased by 56 basis points, or 8.8%, to 5.79% for the three months ended September 30, 2001 from 6.35% for the three months ended September 30, 2000.

Net Interest Income. The decrease in interest expense was more than offset by the decrease in interest income. Net interest income totaled $4.3 million for the three months ended September 30, 2001 and $4.5 million for the three months ended September 30, 2000. Partly offsetting the decreases in net interest income due to lower average balances, were increases in the interest rate spread and in the net yield on interest-earning assets. The Company's interest rate spread for the three months ended September 30, 2001 increased to 2.55% from 2.35% for the three months ended September 30, 2000. The Company's net yield on interest-earning assets was 2.90% and 2.68%, respectively, for the three months ended September 30, 2001 and 2000.

Provision for Loan Loss. Provision for loan losses increased by $735,000 to $880,000 for the three months ended September 30, 2001 from $145,000 for the three months ended September 30, 2001 and 2000. During the quarter ended September 30, 2001 the regulatory classifications of three commercial credits were downgraded resulting in additional provision expense of $700,000. In addition, provision for loan losses was increased due to increases in the balances of commercial real estate and business loans and consumer loans that generally involve a greater degree of risk than one-to-four family residential mortgage loans. The allowance for loan losses is established through a provision for loss based on management's evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Non-performing loans increased to $6.0 million, or 1.42% of total loans, at September 30, 2001 from $3.5 million, or 0.42% of total loans, at September 30, 2000.

Noninterest Income. Noninterest income increased by $774,000, or 48.0%, to $2.4 million for the three months ended September 30, 2001 from $1.6 million for the three months ended September 30, 2000. The increase in noninterest income was primarily due to a pretax gain of $456,000 on the sale of a northwest Iowa branch office to another financial institution. The purchaser assumed deposits of $8.9 million and acquired loans totaling $2.8 million in addition to the branch office building and fixtures. Gains on sale of the branch deposits, loans and building and fixtures totaled $165,000, $44,000 and $247,000, respectively. The increase in noninterest income was also due to an increase of $293,000, or 35.4%, in income from service charges and other fees to $1.1 million for the three months ended September 30, 2001 from $830,000 for the three months ended September 30, 2000. The increase in service charges and other fees resulted from increased loan origination activity and service fees on deposit accounts. Gain on sale of real estate owned and held for development totaled $66,000 and $30,000 for the three months ended September 30, 2001 and 2000, respectively. Income from other real estate-related activities increased by $104,000, or 34.5%, to $406,000 for the three months ended September 30, 2001 from $302,000 for the three months ended September 30, 2000, primarily due to an increase in sales revenue in the Company's real estate brokerage subsidiary in a generally stronger real estate market. Other income totaled $275,000 for the three months ended September 30, 2001 as compared to $379,000 for the three months ended September 30, 2000 largely due to the receipt of interest totaling $65,000 on franchise tax refunds from prior years that was received during the quarter ended September 30, 2000.

Noninterest expense. Noninterest expense decreased by $124,000, or 2.9%, to $4.1 million for the three months ended September 30, 2001 from $4.2 million for the three months ended September 30, 2000. Compensation and benefits expense totaled $2.2 million for each of the three months ended September 30, 2001 and 2000 largely due to a reduction in full-time-equivalent ("FTE") employees. This reduction in FTE's largely offset additional expense related to annual salary increases, which took effect in January 2001.

The decrease in noninterest expense was primarily due to a decrease of $218,000 in amortization of intangibles due to the Company's early adoption of SFAS NO. 142, Goodwill and Other Intangible Assets. Amortization of intangibles expense totaled $24,000 and $242,000, respectively for the three months ended September 30, 2001 and 2000. Data processing expense decreased by $37,000, or 29.9% to $85,000 for the three months ended September 30, 2001 from $122,000 for the three months ended September 30, 2000. Other general and administrative expenses increased by $83,000, or 8.6%, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

Net earnings and income tax expense. Net earnings before income taxes totaled $1.7 million for each of the three months ended September 30, 2001 and 2000. Income tax expense increased by $73,000, or 14.0%, to $596,000 for the three months ended September 30, 2001 from $523,000 for the three months ended September 30, 2000. The lower income tax expense for the three months ended September 30, 2000 was largely due to receipt of state franchise tax refunds from prior years that totaled $105,000. The refunds were in settlement of an examination issue. The Company had not previously accrued the tax benefit related to the resolution of this issue since the outcome was unknown. The Company's effective tax rate, excluding the franchise tax refund in the prior year period, decreased to 35.7% for the three months ended September 30, 2001 from 36.2% for the three months ended September 30, 2000.

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


                                          FIRST FEDERAL BANKSHARES, INC.



     DATE:  November 12, 2001             BY: /s/ Barry E. Backhaus
                                              ----------------------
                                                 Barry E. Backhaus
                                                 President and
                                                 Chief Executive Officer



     DATE:  November 12, 2001             BY: /s/ Katherine Bousquet
                                              -----------------------
                                                 Katherine Bousquet
                                                 Vice President and Treasurer
                                                (Principal Financial and
                                                 Accounting Officer