Form 10-Q
period 2001-12-31
FIRST FEDERAL BANKSHARES INC
filed 2002-02-12
CIK 1075348

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------

                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to __________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at February 11, 2002
              -----                          ---------------------------------

  (Common Stock, $.01 par value)                        4,276,298

                         FIRST FEDERAL BANKSHARES, INC.

                                      INDEX




                                                                    Page

Part I. Financial Information

  Item I. Financial Statements of First Federal
          Bankshares, Inc. and Subsidiaries                            1

          Condensed Consolidated Balance Sheets
          at December 31, 2001 and June 30, 2001                       1

          Condensed Consolidated Statements of Operations
          for the three- and six-month periods ended
          December 31, 2001 and 2000                                   2

          Condensed Consolidated Statements of Changes in
          Stockholders' Equity for the six-month periods
          ended December 31, 2001 and 2000                             3

          Condensed Consolidated Statements of Comprehensive
          Income for the three- and six-month periods ended
          December 31, 2001 and 2000                                   4

          Condensed Consolidated Statements of Cash Flows
          for the six-month periods ended
          December 31, 2001 and 2000                                   5

          Notes to Condensed Consolidated Financial Statements         6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                8

Part II. Other Information                                            17

PART I.  FINANCIAL  INFORMATION
  ITEM 1.  FINANCIAL  STATEMENTS

  FIRST  FEDERAL  BANKSHARES, INC  and  SUBSIDIARIES
  CONDENSED CONSOLIDATED  BALANCE  SHEETS

                                                                  December 31,             June 30,
                                                                      2001                   2001
                                                                  ------------           ------------
Assets                                                            (Unaudited)
------
Cash and due from banks                                           $ 34,839,820           $ 20,241,215
Interest-bearing deposits in other financial institutions              395,085             57,708,338
                                                                  ------------           ------------
       Cash and cash equivalents                                    35,234,905             77,949,553
                                                                  ------------           ------------
Securities available-for-sale  (amortized cost of                   76,569,483             87,598,252
     $75,828,591 and $88,147,083, respectively)
Securities held-to-maturity                                         61,395,705             22,725,200
   (fair value of $61,698,210 and $22,882,470, respectively)
Loans receivable, net                                              419,999,230            417,897,877
Office property and equipment, net                                  14,209,586             14,686,405
Federal Home Loan Bank stock, at cost                                4,530,400              9,468,700
Accrued interest receivable                                          3,020,727              3,793,058
Refundable income taxes                                                108,327                112,365
Deferred tax asset                                                      18,000                500,000
Goodwill                                                            18,522,607             18,522,607
Other assets                                                        18,019,880              6,870,333
                                                                  ------------           ------------
Total assets                                                      $651,628,850           $660,124,350
                                                                  ============           ============

Liabilities
Deposits                                                          $481,829,633           $488,708,229
Advances from Federal Home Loan Bank                                90,054,296             89,117,564
Advance payments by borrowers for
    taxes and insurance                                              1,209,698              1,910,376
Accrued interest payable                                             4,659,188              5,676,823
Accrued expenses and other liabilities                               2,470,405              2,123,911
                                                                  ------------           ------------
Total liabilities                                                  580,223,220            587,536,903
                                                                  ------------           ------------

Stockholders' equity
Common stock, $.01 par value, 12,000,000 shares authorized;
    4,851,074 and 4,849,536 shares issued at
    December 31, 2001 and June 30, 2001, respectively                   48,511                 48,495
Additional paid-in capital                                          36,090,441             36,053,892
Retained earnings, substantially restricted                         42,892,779             41,357,535
Treasury stock, at cost, 586,764 and 298,375 shares at
     December 31, 2001 and June 30, 2001, respectively              (6,477,546)            (2,803,832)
Accumulated other comprehensive income (loss)                          463,890               (343,831)
Unearned ESOP                                                       (1,392,810)            (1,473,470)
Unearned RRP                                                          (219,635)              (251,342)
                                                                  ------------           ------------
Total stockholders' equity                                          71,405,630             72,587,447
                                                                  ------------           ------------
Total liabilities and stockholders' equity                        $651,628,850           $660,124,350
                                                                  ============           ============


See notes to condensed consolidated financial statements.


FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                                                          Three months                       Six months
                                                                        ended December 31,                ended December 31,
                                                                        2001           2000             2001              2000
                                                                 --------------------------------------------------------------
                                                                                             (Unaudited)
Interest income:
     Loans receivable                                             $  8,391,271    $ 10,642,805     $ 17,107,902     $ 20,966,330
     Mortgage-backed securities                                        427,264         365,726          776,421          849,153
     Investment securities                                             921,028       2,133,894        2,307,971        4,269,987
     Other interest-earning assets                                     222,187          36,244          642,271           73,707
                                                                 ---------------------------------------------------------------
          Total interest income                                      9,961,750      13,178,669       20,834,565       26,159,177
                                                                 ---------------------------------------------------------------

Interest expense:
     Deposits                                                        4,778,546       5,905,349       10,127,088       11,514,702
     Borrowings                                                      1,209,916       2,762,621        2,449,763        5,621,697
                                                                 ---------------------------------------------------------------
          Total interest expense                                     5,988,462       8,667,970       12,576,851       17,136,399
                                                                 ---------------------------------------------------------------
     Net interest income                                             3,973,288       4,510,699        8,257,714        9,022,778
     Provision for loan losses                                         400,000         150,000        1,280,000          295,000
                                                                 ---------------------------------------------------------------
     Net interest income after provision for loan losses             3,573,288       4,360,699        6,977,714        8,727,778
                                                                 ---------------------------------------------------------------

Noninterest income:
     Service charges and other fees                                  1,405,938         843,412        2,529,299        1,673,296
     Gain on sale of loans held for sale                               209,085          80,635          336,465          144,716
     Gain on sale of branch deposits                                        --              --          164,730               --
     Gain on sale of real estate owned and held for investment           8,684         148,714           75,091          178,214
     Net (loss) gain on sale of securities                               1,875          (1,565)         (23,457)           6,072
     Gain (loss) on sale of office property and equipment                4,545          (1,077)         251,230           (2,236)
     Real estate-related activities                                    351,496         279,691          757,401          581,392
     Other income                                                      374,183         270,442          649,601          649,783
                                                                 ---------------------------------------------------------------
          Total noninterest income                                   2,355,806       1,620,252        4,740,360        3,231,237
                                                                 ---------------------------------------------------------------

Noninterest expense:
     Compensation and employee benefits                              2,302,737       2,165,643        4,535,840        4,364,123
     Office property and equipment                                     603,292         594,931        1,214,579        1,199,882
     Deposit insurance premiums                                         22,562          23,987           45,538           49,031
     Data processing expense                                            83,442         119,707          169,154          241,951
     Advertising                                                        80,669         128,667          174,072          214,062
     Amortization of goodwill                                               --         210,920               --          421,950
     Other expense                                                   1,126,288         962,323        2,199,943        1,959,651
                                                                 ---------------------------------------------------------------
          Total noninterest expense                                  4,218,990       4,206,178        8,339,126        8,450,650
                                                                 ---------------------------------------------------------------

     Earnings before taxes on income                                 1,710,104       1,774,773        3,378,948        3,508,365
     Taxes on income                                                   581,000         698,000        1,177,000        1,221,000
                                                                 ---------------------------------------------------------------
     Net earnings                                                 $  1,129,104    $  1,076,773     $  2,201,948     $  2,287,365
                                                                 ===============================================================

Per share data:
     Basic earnings per share                                     $       0.28    $       0.24     $       0.53     $       0.51
                                                                 ===============================================================
     Diluted earnings per share                                   $       0.27    $       0.24     $       0.52     $       0.51
                                                                 ===============================================================

     Dividends declared per share                                 $      0.080    $      0.080     $      0.160     $      0.160
                                                                 ===============================================================

See notes to condensed consolidated financial statements.


FIRST FEDERAL BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                         Six months ended December 31,
                                                                             2001              2000
                                                                         ------------------------------
                                                                                   (Unaudited)
Capital Stock
   Beginning of year balance                                             $     48,495      $     48,336
   Stock options exercised                                                         16                41
-------------------------------------------------------------------------------------------------------
End of period balance                                                          48,511            48,377
-------------------------------------------------------------------------------------------------------

Additional paid-in capital
   Beginning of year balance                                               36,053,892        36,002,723
   RRP awarded                                                                 17,500                --
   RRP forfeited                                                               (1,800)               --
   Stock options exercised                                                      5,319            12,480
   Stock appreciation (depreciation) of allocated ESOP shares                  15,530           (11,501)
-------------------------------------------------------------------------------------------------------
End of period balance                                                      36,090,441        36,003,702
-------------------------------------------------------------------------------------------------------

Retained earnings, substantially restricted
   Beginning of year balance                                               41,357,535        39,782,321
   Net earnings                                                             2,201,948         2,287,365
   Dividends paid on common stock                                            (666,704)         (722,961)
-------------------------------------------------------------------------------------------------------
End of period balance                                                      42,892,779        41,346,725
-------------------------------------------------------------------------------------------------------

Treasury stock, at cost
   Beginning of year balance                                               (2,803,832)       (1,273,138)
   RRP awarded                                                                 63,000                --
   RRP forfeited                                                              (64,800)               --
   Treasury stock purchased                                                (3,671,914)         (888,044)
-------------------------------------------------------------------------------------------------------
End of period balance                                                      (6,477,546)       (2,161,182)
-------------------------------------------------------------------------------------------------------

Accumulated other comprehensive income (loss)
   Beginning of year balance                                                 (343,831)       (4,343,049)
   Net change in unrealized gains on securities available-for-sale            793,013         3,378,166
   Less: reclassification adjustment for net realized (losses) gains
         included in net income (net of tax expense)                          (14,708)            3,807
-------------------------------------------------------------------------------------------------------
End of period balance                                                         463,890          (968,690)
-------------------------------------------------------------------------------------------------------

Unearned ESOP shares
   Beginning of year balance                                               (1,473,470)       (1,634,600)
   ESOP shares allocated                                                       80,660            83,670
-------------------------------------------------------------------------------------------------------
End of period balance                                                      (1,392,810)       (1,550,930)
-------------------------------------------------------------------------------------------------------

Unearned recognition and retention plan shares
   Beginning of year balance                                                 (251,342)         (469,674)
   RRP awarded                                                                (80,500)               --
   RRP forfeited                                                               66,600                --
   Amortization of RRP expense                                                 45,607           131,674
-------------------------------------------------------------------------------------------------------
End of period balance                                                        (219,635)         (338,000)
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Total stockholders' equity                                               $ 71,405,630      $ 72,380,002
=======================================================================================================

See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC.  and SUBSIDIARIES
Condensed Consolidated  Statements  of  Comprehensive Income

                                                                           Three Months Ended               Six months ended
                                                                               December 31,                     December 31,
                                                                       ---------------------------- --------------------------------
                                                                           2001             2000           2001             2000
                                                                           ----             ----           ----             ----
                                                                                                (Unaudited)
Net earnings                                                           $ 1,129,104      $ 1,076,773    $ 2,201,948       $ 2,287,365
Other comprehensive income:
    Unrealized holding gains arising during the period, net of tax         212,796        2,506,089        793,013         3,378,166
    Less: reclassification adjustment for net realized (losses) gains
         included in net income, net of tax expense                          1,176             (981)       (14,708)            3,807
                                                                       -----------      -----------    -----------       -----------
Other comprehensive income, net of tax                                     211,620        2,507,070        807,721         3,374,359
                                                                       -----------      -----------    -----------       -----------

Comprehensive income                                                   $ 1,340,724      $ 3,583,843    $ 3,009,669       $ 5,661,724
                                                                       ===========      ===========    ===========       ===========

See notes to condensed consolidated financial statements.


FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                         Six months ended December 31,
                                                                                             2001                2000
                                                                                       ---------------------------------
                                                                                                   (Unaudited)
Cash flows from operating activities:
Net earnings                                                                             $  2,201,948       $  2,287,365
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Loans originated for sale to investors                                                 (40,682,000)       (14,751,680)
   Proceeds from sale of loans originated for sale                                         38,591,622         15,144,009
   Provision for loan losses                                                                1,280,000            295,000
   Depreciation and amortization                                                              990,844          1,113,590
   Gain on sale of loans held for sale                                                       (336,465)          (144,716)
   Net loss (gain) on sale of securities available-for-sale                                    23,457             (6,072)
   Net (gain) loss on sale of office property and equipment                                  (251,230)             2,236
   Net gain on sale of real estate owned and held for development                             (75,091)          (178,214)
   Net loan fees deferred                                                                      76,618            (59,406)
   Amortization of premiums and discounts on loans,
     mortgage-backed securities, and investment securities                                    317,096            283,532
   (Increase) decrease in other assets                                                     (3,893,354)         2,001,422
   (Decrease) increase in accrued expenses and other liabilities                             (671,141)           529,037
                                                                                       ---------------------------------
Net cash (used in) provided by operating activities                                        (2,427,696)         6,516,103
                                                                                       ---------------------------------

Cash flows from investing activities:
   Purchase of securities held-to-maturity                                                (46,421,082)                --
   Proceeds from maturities of securities held-to-maturity                                  4,744,146          1,176,372
   Proceeds from sale of securities available-for-sale                                      4,162,043          7,846,709
   Purchase of securities available-for-sale                                              (51,457,464)                --
   Proceeds from maturities of securities available-for-sale                               62,596,290          1,466,703
   Purchase of bank owned life insurance                                                   (6,984,000)                --
   Redemption (purchase) of Federal Home Loan Bank Stock                                    4,938,300           (539,800)
   Loans purchased                                                                        (10,839,000)        (4,911,000)
   Decrease (increase) in loans receivable                                                  9,436,807        (10,330,942)
   Proceeds from sale of office property and equipment                                        501,999                 --
   Purchase of office property and equipment                                                 (345,271)          (362,269)
   Proceeds from sale of real estate owned and held for development                           421,897            787,419
   Net expenditures on real estate owned and held for development                              (2,389)          (523,601)
                                                                                       ---------------------------------
Net cash used in investing activities                                                     (29,247,724)        (5,390,409)
                                                                                       ---------------------------------

Cash flows from financing activities:
   (Decrease) increase in deposits                                                         (6,878,596)         6,327,099
   Proceeds from advances from FHLB                                                         8,000,000         31,500,000
   Repayment of advances from FHLB                                                         (7,126,671)       (40,656,875)
   Net decrease in advances from borrowers for taxes and insurance                           (700,678)          (683,073)
   Issuance of common stock, net                                                                5,335             12,521
   Purchase of treasury stock                                                              (3,671,914)          (888,044)
   Cash dividends paid                                                                       (666,704)          (722,961)
                                                                                       ---------------------------------
Net cash used in financing activities                                                     (11,039,228)        (5,111,333)
                                                                                       ---------------------------------
Net decrease in cash and cash equivalents                                                 (42,714,648)        (3,985,639)
Cash and cash equivalents at beginning of period                                           77,949,553         20,166,706
                                                                                       ---------------------------------
Cash and cash equivalents at end of period                                               $ 35,234,905       $ 16,181,067
                                                                                       =================================

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES

1. BASIS OF PRESENTATION

The condensed consolidated balance sheet information for June 30, 2001 was derived from the audited Consolidated Balance Sheets of First Federal Bankshares, Inc. (the "Company") at June 30, 2001. The condensed consolidated financial statements at and for the three months and six months ended December 31, 2001 and 2000 are unaudited.

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

The Company's critical accounting policy relates to the allowance for losses on loans. It is based on management's opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for loan loss is established through a provision for loss based on management's evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management's estimate of probable credit losses and other factors that warrant recognition in providing for an adequate loan loss allowance.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company adopted the provisions of SFAS No. 142 effective July 1, 2001. In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Company performed an assessment and determined that goodwill was not impaired as of the adoption date. As of the adoption date, the Company had unamortized goodwill in the amount of $18,522,607 and the gross carrying amount of intangible assets subject to amortization was $700,140. The accumulated amortization of intangible assets totaled $281,452 and $343,017, respectively, at July 1, 2001 and December 31, 2001. The weighted average amortization period for identifiable intangible assets is ten years. Amortization expense related to identifiable intangible assets was $24,161 and $30,782, respectively, for the three months ended December 31, 2001 and 2000; and $48,323 and $61,565, respectively, for the six months ended December 31, 2001 and 2000. Estimated amortization expense for the five succeeding fiscal years is as follows:

      June 30, 2002  $85,698
      June 30, 2003   66,516
      June 30, 2004   52,374
      June 30, 2005   45,396
      June 30, 2006   44,604

A summary of significant accounting policies followed by the Company is set forth in Note 1 of the Company's 2001 Annual Report to Stockholders and is incorporated herein by reference.

2. ORGANIZATION

First Federal Bankshares, Inc. is the holding company for First Federal Bank (the "Bank"). The Company owns 100% of the Bank's common stock. Currently, the Company engages in no other significant activities beyond its ownership of the Bank's common stock.

3. EARNINGS PER SHARE

The following information was used in the computation of net earnings per common share on both a basic and diluted basis for the periods presented.


                                      Three months ended        Six months ended
                                          December 31,             December 31,
                                        2001        2000         2001         2000
                                     -----------------------  ----------------------
Basic earnings per share computation:
   Net earnings                      $1,129,104  $1,076,773   $2,201,948 $2,287,365
   Weighted average common shares
         outstanding                  4,085,670   4,434,239    4,148,666  4,444,883
                                      ---------   ---------   ----------  ---------

      Basic earnings per share            $0.28       $0.24        $0.53      $0.51
                                      =========   =========   ==========  =========

Diluted earnings per share computation:
   Net earnings                      $1,129,104  $1,076,773   $2,201,948 $2,287,365
   Weighted average common
      shares outstanding - basic      4,085,670   4,434,239    4,148,666  4,444,883
   Incremental option shares using
      treasury stock method              88,319      31,770       82,698     34,186
                                      ---------   ---------   ----------  ---------

   Weighted average diluted
      shares outstanding              4,173,989   4,466,009    4,231,364  4,479,069
                                      ---------   ---------   ----------  ---------

      Diluted earnings per share          $0.27       $0.24        $0.52      $0.51
                                      =========   =========   ==========  =========

4. DIVIDENDS

On October 25, 2001 the Company declared a cash dividend on its common stock, payable on November 30, 2001 to stockholders of record as of November 16, 2001, equal to $.08 per share. Dividends totaling $328,531 were paid to stockholders.

On January 17, 2002 the Company declared a cash dividend on its common stock, payable on February 28, 2002 to stockholders of record as of February 14, 2002 equal to $.08 per share. Approximately $330,000 will be paid to stockholders on February 28, 2002.

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

FINANCIAL CONDITION

Total assets decreased by $8.5 million, or 1.3%, to $651.6 million at December 31, 2001 from $660.1 million at June 30, 2001. The decrease in total assets was primarily due to a decrease in cash and cash equivalents. Cash and cash equivalents decreased by $42.7 million, or 54.8%, to $35.2 million at December 31, 2001 from $77.9 million at June 30, 2001 as the Company used funds from interest-bearing deposits in other financial institutions to purchase relatively higher-yielding investment securities and other assets. The Company purchased $46.4 million and $51.5 million, respectively, of securities held-to maturity and securities available-for-sale during the six months ended December 2001. Securities held-to-maturity increased by $38.7 million, or 170.2%, to $61.4 million at December 31, 2001 from $22.7 million at June 30, 2001. Securities available-for-sale decreased by $11.0 million, or 12.6%, to $76.6 million at December 31, 2001 from $87.6 million at June 30, 2001 as proceeds from calls and maturities more than offset purchases during the six months ended December 31, 2001. In addition, the Company purchased bank owned life insurance ("BOLI") in the amount of $7.0 million in November and December 2001. Largely due to the BOLI purchase, other assets increased by $11.1 million, or 162.3%, to $18.0 million at December 31, 2001 from $6.9 million at June 30, 2001. Federal Home Loan Bank (the "FHLB") stock decreased by $5.0 million, or 52.2%, to $4.5 million at December 31, 2001 from $9.5 million at June 30, 2001 after the FHLB redeemed excess member stock in September 2001.

Deposits decreased by $6.9 million, or 1.4%, to $481.8 million at December 31, 2001 from $488.7 million at June 30, 2001 and accrued interest payable decreased by $1.0 million, or 17.9%, to $4.6 million at December 31, 2001 from $5.7 million at June 30, 2001. Partially offsetting the decrease in the balance of deposits was an increase in borrowings. Advances from the Federal Home Loan Bank increased by $1.0 million, or 1.1%, to $90.1 million at December 31, 2001 from $89.1 million at June 30, 2001.

Total stockholders' equity decreased by $1.2 million, or 1.6%, to $71.4 million at December 31, 2001 from $72.6 million at June 30, 2001. The decrease in stockholders' equity was primarily due to the Company's purchase of 288,000 shares of its common stock between June 30, 2001 and December 31, 2001 at a cost of $3.7 million under a buyback program commenced in December 2000. Under this buyback program the Company had purchased 340,500 shares of its common stock at December 31, 2001 and is expected to acquire up to 119,500 additional shares in order to complete the program, subject to market conditions and other factors.

Earnings totaled $2.2 million for the first six months of the fiscal year. In addition, accumulated other comprehensive income (loss) increased by $808,000 due to higher valuations for the Company's available-for-sale securities portfolio after five Federal Reserve interest rate cuts totaling 200 basis points between June 30,2001 and December 31, 2001. The Company reported a net unrealized loss on securities available-for-sale of $344,000 at June 30, 2001 and a net unrealized gain of $464,000 at December 31, 2001. Dividends declared during the six months ended December 31, 2001 totaled $667,000 excluding dividends on unallocated Employee Stock Ownership Plan ("ESOP") shares.

CAPITAL

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of December 31, 2001 the Bank was in compliance with all regulatory capital requirements. The Bank's required, actual and excess capital levels as of December 31, 2001 are as follows:

                                                                Excess of
                                                               Actual Over
                      Required    % of      Actual     % of    Regulatory
                       Amount    Assets     Amount    Assets   Requirement
                      --------   ------     ------    ------   -----------
                                       (Dollars in thousands)
 Tangible Capital     $ 9,419     1.5%     $47,488     7.56%     $38,069
 Core Capital          18,838     3.0%      47,488     7.56%      28,650
 Risk-based Capital    34,282     8.0%      52,511    12.25%      18,229

LIQUIDITY

The Company is required by OTS regulation to maintain sufficient liquidity to assure its safe and sound operation. Liquid assets include cash, certain time deposits, banker's acceptances and specified United States government, state or federal agency obligations. For the quarter ended December 31, 2001 the Company's average liquidity position was $148.3 million, or 29.9% of its liquidity base for the preceding quarter. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrowed funds, when applicable, and loan commitments. The Company also adjusts liquidity as appropriate to meet its asset/liability objectives.

MARKET RISK MANAGEMENT

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company's market risk is primarily comprised of interest rate risk resulting from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates might adversely affect the Company's net interest income or the economic value of its portfolio of assets, liabilities and off-balance-sheet contracts. Management continually develops and applies strategies to mitigate this risk. The Company has not experienced any material changes in its market risk position from that disclosed in the Company's 2001 Form 10-K Annual Report as of June 30, 2001. The Company's primary market risk exposures and how those exposures were managed at September 30, 2001 did not change significantly when compared to the immediately preceding measurement at June 30, 2001 and management does not believe that the Company's primary market risk exposures and how those exposures were managed as of December 31, 2001 changed significantly when compared to the September 30, 2001 measurement. The Company primarily relies on the OTS Net Portfolio Value Model (the "Model") to measure its susceptibility to interest rate changes. For various assumed hypothetical changes in market interest rates, the Model estimates the current economic value of each type of asset, liability and off-balance-sheet contract. The present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts results in a net portfolio value ("NPV") estimate. An analysis of the changes in NPV in the event of hypothetical changes in interest rates was presented in the Form 10-K filed by the Company for the fiscal year ended June 30, 2001.

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

The effective date for SFAS No. 144 is for fiscal years beginning after December 15, 2001. The Company will adopt this statement as of July 1, 2002. The effect of this statement is not expected to be material.



COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED December 31, 2001 and 2000

General. Net earnings for the three months ended December 31, 2001 totaled $1.1 million, or $0.27 per diluted share, compared to $1.1 million, or $0.24 per diluted share for the three months ended December 31, 2000.

Interest Income. Interest income decreased by $3.2 million, or 24.4%, to $10.0 million for the three months ended December 31, 2001 from $13.2 million for the three months ended December 31, 2000, largely due to a decrease in the average balance of interest-earning assets. The average balance of interest-earning assets decreased by $103.1 million, or 15.3%, to $571.9 million for the three months ended December 31, 2001 from $675.0 million for the three months ended December 31, 2000. In addition, the average yield on interest-earning assets decreased by 84 basis points to 6.97% for the three months ended December 31, 2001 from 7.81% for the three months ended December 31, 2000, due to lower yields on all categories of interest-earning assets in the generally lower interest rate environment after eleven consecutive Federal Reserve rate cuts since January 2001 and to changes in the mix of interest-earning assets.

Interest income on loans receivable decreased by $2.2 million, or 21.2%, to $8.4 million for the three months ended December 31, 2001 from $10.6 million for the three months ended December 31, 2000. The decrease in interest income on loans was primarily due to a decrease of $101.7 million, or 19.4%, in the average balance of loans receivable, to $421.7 million for the three months ended December 31, 2001 from $523.4 million for the three months ended December 31, 2000. The decrease in the average balance of loans receivable was primarily the result of a transaction that took place in March 2001 in which the Company securitized, and subsequently sold, approximately $112.7 million of fixed-rate single-family mortgage loans. The average yield on loans decreased to 7.96% for the three months ended December 31, 2001 from 8.13% for the three months ended December 31, 2000. The decrease in the average yield on loans was due to refinancing activity and to interest rate reductions for adjustable-rate loans in the generally lower market interest rate environment during the current year period.

Interest income on mortgage-backed securities for the three months ended December 31, 2001 increased by $62,000, or 16.8%, when compared to the three months ended December 31, 2000. The average balance of mortgage-backed securities increased by $9.5 million, or 43.8%, to $31.1 million for the three months ended December 31, 2001 from $21.6 million for the three months ended December 31, 2000. The average yield on mortgage-backed securities decreased to 5.50% for the three months ended December 31, 2001 from 6.77% for the three months ended December 31, 2000. The decrease in the average yield on mortgage-backed securities was primarily due to purchases yielding relatively lower rates during the three months ended December 31, 2001. In addition, adjustable-rate securities repriced at lower rates in the generally lower market interest rate environment.

Interest income on investment securities decreased by $1.2 million, or 56.8%, as the average balance of investment securities decreased by $51.4 million, or 40.2%, to $76.4 million for the three months ended December 31, 2001 from $127.8 million for the three months ended December 31, 2000. The average yield on investment securities decreased by 186 basis points to 4.82% for the three months ended December 31, 2001 from 6.68% for the three months ended December 31, 2000.

Interest income on short-term investments and other interest-earning assets increased by $186,000 to $222,000 for the three months ended December 31, 2001 from $36,000 for the three months ended December 31, 2000 primarily due to an increase in the average balance of those investments. The average balance of short-term investments and other interest-earning assets increased to $40.5 million for the three months ended December 31, 2001 from only $2.2 million for the three months ended December 31, 2000 as a result of increased liquidity due to calls of agency securities in the generally lower market interest rate environment. The balance of callable agency securities totaled $1.8 million and $95.5 million, respectively, at December 31, 2001 and 2000.

Interest Expense. Interest expense decreased by $2.7 million, or 30.9%, to $6.0 million for the three months ended December 31, 2001 from $8.7 million for the three months ended December 31, 2000. Interest on deposits decreased by $1.1 million, or 19.1%, to $4.8 million for the three months ended December 31, 2001 from $5.9 million for the three months ended December 31, 2000. The decrease in interest on deposits was primarily due to a 96 basis point decrease in the average cost of deposits to 4.19% for the three months ended December 31, 2001 from 5.15% for the three months ended December 31, 2000. The generally lower market interest rate environment during the current fiscal year influenced the rates paid on deposits. The average balance of deposits decreased by $2.6 million, or 0.6%, to $456.0 million at December 31, 2001 from $458.6 million at December 31, 2000.

Interest on FHLB advances decreased by $1.6 million, or 56.2%, to $1.2 million for the three months ended December 31, 2001 from $2.8 million for the three months ended December 31, 2000. The Company repaid short-term borrowings from the FHLB with proceeds from the securitized loan sales. The decrease in interest on borrowings was primarily due to a decrease in the average balance of advances. The average balance of advances decreased by $90.7 million, or 52.4%, to $82.6 million at December 31, 2001 from $173.3 million at December 31, 2000. In addition, the average cost of borrowings decreased by 52 basis points, or 8.2%, to 5.86% for the three months ended December 31, 2001 from 6.38% for the three months ended December 31, 2000.

Net Interest Income. The decrease in interest expense was more than offset by the decrease in interest income. Net interest income decreased by $537,000, or 11.9%, to $4.0 million for the three months ended December 31, 2001 from $4.5 million for the three months ended December 31, 2000. Partly offsetting the decreases in net interest income due to lower average balances, were increases in the interest rate spread and in the net yield on interest-earning assets. The Company's interest rate spread for the three months ended December 31, 2001 increased to 2.52% from 2.32% for the three months ended December 31, 2000. The Company's net yield on interest-earning assets was 2.78% and 2.67%, respectively, for the three months ended December 31, 2001 and 2000.

Provision for Loan Loss. Provision for loan loss expense increased by $250,000 to $400,000 for the three months ended December 31, 2001 from $150,000 for the three months ended December 31, 2000. Non-performing loans increased to $7.3 million, or 1.7% of total loans, at December 31, 2001 from $2.1 million, or 0.4% of total loans, at December 31, 2000. The increase in non-performing loans was primarily due to two loans. One loan to a local commercial and industrial borrower had a total balance of $2.0 million at December 31, 2001. The borrower, an industrial metals recycler, experienced declining prices for its product in a generally weaker market. As of the date of this filing, this borrower has ceased operations and intends to seek a buyer for the business. Management anticipates some loss on this loan, but is unable to quantify the loss at this time. The second loan, with a balance of $2.9 million at December 31, 2001, is secured by an assisted living facility located in Madison, Wisconsin. The facility experienced cash flow problems due to lower-than-normal occupancy rates as compared to similar facilities in the Madison market area. In addition, provision for loan loss expense was increased due to increases in the balances of commercial real estate and business loans and consumer loans that generally involve a greater degree of risk than one-to-four family residential mortgage loans.

Noninterest Income. Noninterest income increased by $736,000, or 45.4%, to $2.4 million for the three months ended December 31, 2001 from $1.6 million for the three months ended December 31, 2000. The increase in noninterest income was primarily due to an increase of $563,000, or 66.7%, in income from service charges and other fees to $1.4 million for the three months ended December 31, 2001 from $843,000 for the three months ended December 31, 2000. The increase in service charges and other fees resulted from increased loan origination activity and service fees on deposit accounts. Increased mortgage originations and refinancing in the generally lower market interest rate environment also resulted in an increase of $128,000, or 159.3%, in gain on sale of loans held for sale to $209,000 for the three months ended December 31, 2001 from $81,000 for the three months ended December 31, 2000. In addition, income from other real estate-related activities increased by $72,000, or 25.7%, to $352,000 for the three months ended December 31, 2001 from $280,000 for the three months ended December 31, 2000, primarily due to an increase in sales revenue in the Company's service corporations in a generally stronger real estate market. Other income increased by $104,000, or 38.4%, to $374,000 for the three months ended December 31, 2001 from $270,000 for the three months ended December 31, 2000 largely due to income in the amount of $63,000 that was recorded to reflect an increase in the cash surrender value of BOLI purchased during the three months ended December 31, 2001. Gain on sale of real estate owned and held for investment totaled $9,000 for the three months ended December 31, 2001 as compared to $149,000 for the three months ended December 31, 2000, partially offsetting the increases in all the other categories of noninterest income.

Noninterest expense. Noninterest expense totaled $4.2 million for each of the three months ended December 31, 2001 and 2000. Compensation and benefits expense increased by $137,000, or 6.3%, to $2.3 million for the three months ended December 31, 2001 from $2.2 million for the three months ended December 31, 2000 due primarily to annual salary increases and to increased expense for health insurance benefits. Other expense increased by $164,000, or 17.0%, to $1.1 million at December 31, 2001 from $962,000 for the three months ended December 31, 2000 partly due to expenses related to relatively higher loan origination activity and losses on transaction accounts.

The increases in compensation and benefits expense and in other general and administrative expenses were largely offset by decreases in amortization of goodwill, data processing and advertising expense. No amortization of goodwill expense was recorded for the three months ended December 31, 2001 due to the Company's early adoption of SFAS NO. 142, Goodwill and Other Intangible Assets. In comparison, amortization of goodwill expense totaled $211,000 for the three months ended December 31, 2000. Data processing expense decreased by $36,000, or 30.3% to $83,000 for the three months ended December 31, 2001 from $120,000 for the three months ended December 31, 2000 as capitalized software expense from the 1996 conversion to an in-house computer system was fully amortized. Advertising expense decreased by $48,000, or 37.3% to $81,000 for the three months ended December 31, 2001 from $129,000 for the three months ended December 31, 2000. The decrease in advertising expense was largely due to the Company's use of more in-house advertising expertise to produce its advertising campaigns, more direct mail advertising and less media advertising than in the three months ended December 31, 2000.

Net earnings and income tax expense. Net earnings before income taxes totaled $1.7 million and $1.8 million, respectively, for the three months ended December 31, 2001 and 2000. Income tax expense decreased by $117,000, or 16.8%, to $581,000 for the three months ended December 31, 2001 from $698,000 for the three months ended December 31, 2000. The Company's effective tax rate decreased to 34.0% for the three months ended December 31, 2001 from 39.3% for the three months ended December 31, 2000. The higher effective tax rate for the three months ended December 31, 2000 was the result of an accrual adjustment that corrected an under-accrual for income tax expense during the quarter ended September 30, 2000.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
December 31, 2001 and 2000

General. Net earnings for the six months ended December 31, 2001 totaled $2.2 million, or $0.52 per diluted share, compared to $2.3 million, or $0.51 per diluted share for the six months ended December 31, 2000.

Interest Income. Interest income decreased by $5.3 million, or 20.4%, to $20.8 million for the six months ended December 31, 2001 from $26.1 million for the six months ended December 31, 2000, largely due to a decrease in the average balance of interest-earning assets. The average balance of interest-earning assets decreased by $92.9 million, or 13.8%, to $581.1 million for the six months ended December 31, 2001 from $674.0 million for the six months ended December 31, 2000. In addition, the average yield on interest-earning assets decreased by 59 basis points to 7.17% for the six months ended December 31, 2001 from 7.76% for the six months ended December 31, 2000, due to lower yields on mortgage-backed securities and investment securities in the generally lower interest rate environment and to changes in the mix of interest-earning assets.

Interest income on loans receivable decreased by $3.9 million, or 18.4%, to $17.1 million for the six months ended December 31, 2001 from $21.0 million for the six months ended December 31, 2000. The decrease in interest income on loans was primarily due to a decrease of $95.7 million, or 18.5%, in the average balance of loans receivable, to $423.2 million for the six months ended December 31, 2001 from $518.9 million for the six months ended December 31, 2000. The average yield on loans was 8.09% and 8.08%, respectively, for the six months ended December 31, 2001 and 2000.

Interest income on mortgage-backed securities for the six months ended December 31, 2001 decreased by $73,000, or 8.6%, when compared to the six months ended December 31, 2000 due to a decrease in the average yield earned on those securities. The average yield on mortgage-backed securities decreased by 88 basis points to 5.88% for the six months ended December 31, 2001 from 6.76% for the six months ended December 31, 2000. The decrease in the average yield on mortgage-backed securities was primarily due to purchases yielding relatively lower rates during the six months ended December 31, 2001. In addition, adjustable-rate securities repriced at lower rates in the generally lower market interest rate environment. Partly offsetting the decrease in yield on mortgage-backed securities was an increase in the average balance of those securities. The average balance of mortgage-backed securities increased by $1.3 million, or 5.1%, to $26.4 million for the six months ended December 31, 2001 from $25.1 million for the six months ended December 31, 2000.

Interest income on investment securities decreased by $2.0 million, or 46.0%, as the average balance of investment securities decreased by $42.4 million, or 33.3%, to $85.3 million for the six months ended December 31, 2001 from $127.7 million for the six months ended December 31, 2000. The average yield on investment securities decreased by 128 basis points to 5.41% for the six months ended December 31, 2001 from 6.69% for the six months ended December 31, 2000.

Interest income on short-term investments and other interest-earning assets increased by $568,000 to $642,000 for the six months ended December 31, 2001 from $74,000 for the six months ended December 31, 2000 primarily due to an increase in the average balance of those investments. The average balance of short-term investments and other interest-earning assets increased to $46.3 million for the six months ended December 31, 2001 from only $2.3 million for the six months ended December 31, 2000 as a result of increased liquidity.

Interest Expense. Interest expense decreased by $4.5 million, or 26.6%, to $12.6 million for the six months ended December 31, 2001 from $17.1 million for the six months ended December 31, 2000. Interest on deposits decreased by $1.4 million, or 12.1%, to $10.1 million for the six months ended December 31, 2001 from $11.5 million for the six months ended December 31, 2000. The decrease in interest on deposits was primarily due to a 64 basis point decrease in the average cost of deposits to 4.42% for the six months ended December 31, 2001 from 5.06% for the six months ended December 31, 2000. In addition, the average balance of deposits decreased by $3.6 million, or 0.8%, to $458.4 million at December 31, 2001 from $454.8 million at December 31, 2000.

Interest on FHLB advances decreased by $3.2 million, or 56.4%, to $2.4 million for the six months ended December 31, 2001 from $5.6 million for the six months ended December 31, 2000. The Company repaid short-term borrowings from the FHLB with proceeds from the securitized loan sales. The decrease in interest on borrowings was primarily due to a decrease in the average balance of advances. The average balance of advances decreased by $93.3 million, or 52.8%, to $83.3 million at December 31, 2001 from $176.6 million at December 31, 2000. In addition, the average cost of borrowings decreased by 48 basis points to 5.88% for the six months ended December 31, 2001 from 6.36% for the six months ended December 31, 2000.

Net Interest Income. The decrease in interest expense was more than offset by the decrease in interest income. Net interest income decreased by $765,000, or 8.5%, to $8.3 million for the six months ended December 31, 2001 from $9.0 million for the six months ended December 31, 2000. Partly offsetting the decreases in net interest income due to lower average balances, were increases in the interest rate spread and in the net yield on interest-earning assets. The Company's interest rate spread for the six months ended December 31, 2001 increased to 2.53% from 2.33% for the six months ended December 31, 2000. The Company's net yield on interest-earning assets was 2.84% and 2.68%, respectively, for the six months ended December 31, 2001 and 2000.

Provision for Loan Loss. Provision for loan losses increased by $1.0 million, to $1.3 million for the six months ended December 31, 2001 from $295,000 for the six months ended December 31, 2000. During the six months ended December 31, 2001 the regulatory classifications of three commercial credits were downgraded resulting in additional provision expense of $700,000.

Noninterest Income. Noninterest income increased by $1.5 million, or 46.7%, to $4.7 million for the six months ended December 31, 2001 from $3.2 million for the six months ended December 31, 2000. The increase in noninterest income was primarily due to a pretax gain of $456,000 on the sale of a northwest Iowa branch office to another financial institution. The purchaser assumed deposits of $8.9 million and acquired loans totaling $2.8 million in addition to the branch office building and fixtures. Gains on sale of the branch deposits, loans and building and fixtures totaled $165,000, $44,000 and $247,000, respectively. The increase in noninterest income was also due to an increase of $856,000, or 51.2%, in income from service charges and other fees to $2.5 million for the six months ended December 31, 2001 from $1.6 million for the six months ended December 31, 2000. The increase in service charges and other fees resulted from an increase in loan origination activity in the generally lower market interest rate environment and from increases in the Company's service fees on deposit accounts. Gain on sale of loans held for sale, including the sale of branch office loans mentioned earlier, increased by

$192,000, or 132.5%, to $337,000 for the six months ended December 31, 2001 from $145,000 for the six months ended December 31, 2000 and income from other real estate-related activities increased by $176,000, or 30.3%, to $757,000 for the six months ended December 31, 2001 from $581,000 for the six months ended December 31, 2000. Gain on sale of real estate owned and held for investment totaled $75,000 for the six months ended December 31, 2001 as compared to $178,000 for the six months ended December 31, 2000, partially offsetting increases in the majority of other categories of noninterest income.

Noninterest expense. Noninterest expense decreased by $112,000, or 1.3%, to $8.3 million for the six months ended December 31, 2001 from $8.4 million for the six months ended December 31, 2000. Compensation and benefits expense increased by $172,000, or 3.9%, to $4.5 million for the six months ended December 31, 2001 from $4.4 million for the six months ended December 31, 2000 primarily due to annual salary increases.

The decrease in noninterest expense was primarily due to a decrease of $422,000 in amortization of goodwill due to the Company's early adoption of SFAS NO. 142, Goodwill and Other Intangible Assets. Data processing expense decreased by $73,000, or 30.1% to $169,000 for the six months ended December 31, 2001 from $242,000 for the six months ended December 31, 2000 due to lower software amortization expense. Advertising expense decreased by $40,000, or 18.7%, to $174,000 for the six months ended December 31, 2001 from $214,000 for the six months ended December 31, 2000. Partly offsetting these decreases in noninterest expense was an increase in other expense of $240,000, or 12.3%, to $2.2 million for the six months ended December 31, 2001 from $2.0 million for the six months ended December 31, 2000. The increase in other expense was partly due to the expense of handling the higher loan origination volume during the six months ended December 31, 2001 and to losses related to transaction accounts.


Net earnings and income tax expense. Net earnings before income taxes totaled $3.4 million and $3.5 million, respectively, for the six months ended December 31, 2001 and 2000. Income tax expense totaled $1.2 million for each of the six months ended December 31, 2001 and 2000. The Company's effective tax rate was 34.8% for each of the six months ended December 31, 2001 and 2000.

PART II. OTHER INFORMATION

Legal Proceedings

   There are various claims and lawsuits in which the Registrant is periodically involved incidental to the Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.Submission of Matters to a Vote of Security Holders

   The Company convened its 2001 Annual Meeting of Stockholders on October 25, 2001. At the meeting, the stockholders of the Company considered and voted on the following proposals:

Ballot No. 1.
The election of Barry E. Backhaus and David S. Clay, each to serve as directors for terms of three years and until their successors have been elected and qualified - The results of Ballot No. 1 are as follows:

                                        For           Withheld
                                        ---           --------
        Barry E. Backhaus            2,759,104         541,546
        David S. Clay                2,764,507         536,143

Ballot No. 2.
The ratification of the appointment of KPMG LLP as auditors for the Company for the fiscal year ending June 30, 2002 - The results of Ballot No. 2 are as follows:

                                      For          Against       Abstain
                                      ----         -------       -------
   Number of Votes                 3,075,170       211,922        13,558
   Percentage of votes present
     in person or by proxy              93.2%          6.4%          0.4%


Exhibits and Reports on Form 8-K
(a)  Exhibits

     none


(b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                              FIRST FEDERAL BANKSHARES, INC.



         DATE:  February 12, 2002             BY: /s/ Barry E. Backhaus
                                                  ---------------------
                                                  Barry E. Backhaus
                                                  President and
                                                  Chief Executive Officer



         DATE:  February 12, 2002             BY: /s/ Katherine Bousquet
                                                  ----------------------
                                                  Katherine Bousquet
                                                  Vice President and Treasurer
                                                   (Principal Financial and
                                                     Accounting Officer