Form 10-Q
period 2002-03-31
FIRST FEDERAL BANKSHARES INC
filed 2002-05-15
CIK 1075348

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ________________________________

                                    FORM 10-Q

[Mark One]
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

        ________________________________________________________________
         Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at May 10, 2002
  ------------------------------              ----------------------------
  (Common Stock, $.01 par value)                       4,244,504

                         FIRST FEDERAL BANKSHARES, INC.


                                      INDEX




                                                                     Page

Part I.     Financial Information
   Item I.  Financial Statements of First Federal
            Bankshares, Inc. and Subsidiaries                          1

            Condensed Consolidated Balance Sheets
            at March 31, 2002 and June 30, 2001                        1

            Condensed Consolidated Statements of Operations
            for the three- and nine-month periods ended
            March 31, 2002 and 2001                                    2

            Condensed Consolidated Statements of Changes in
            Stockholders' Equity for the nine-month periods
            ended March 31, 2002 and 2001                              3

            Condensed Consolidated Statements of Comprehensive
            Income for the three- and nine-month periods ended
            March 31, 2002 and 2001                                    4

            Condensed Consolidated Statements of Cash Flows
            for the nine-month periods ended
            March 31, 2002 and 2001                                    5

            Notes to Condensed Consolidated Financial Statements       6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations              9

Part II. Other Information                                            18

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST FEDERAL BANKSHARES, INC and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  March 31,            June 30,
                                                                    2002                 2001
                                                              ------------------   ------------------
                                                                  (Unaudited)
Assets
Cash and due from banks                                             $37,397,433          $20,241,215
Interest-bearing deposits in other financial institutions            11,596,856           57,708,338
                                                              ------------------   ------------------
       Cash and cash equivalents                                     48,994,289           77,949,553
                                                              ------------------   ------------------
Securities available-for-sale, at fair value (amortized
    cost of $73,650,848 and $88,147,083, respectively)               74,153,354           87,598,252
Securities held-to-maturity, at amortized cost
   (fair value of $60,484,298 and $22,882,470, respectively)         60,408,350           22,725,200
Loans receivable, net                                               419,691,143          417,897,877
Office property and equipment, net                                   13,969,640           14,686,405
Federal Home Loan Bank stock, at cost                                 5,013,300            9,468,700
Accrued interest receivable                                           3,262,283            3,793,058
Refundable income taxes                                                  87,741              112,365
Deferred tax asset                                                      106,000              500,000
Goodwill                                                             18,522,607           18,522,607
Other assets                                                         13,628,686            6,870,333
                                                              ------------------   ------------------
Total assets                                                       $657,837,393         $660,124,350
                                                              ==================   ==================

Liabilities
Deposits                                                           $482,411,762         $488,708,229
Advances from Federal Home Loan Bank                                 96,077,525           89,117,564
Advance payments by borrowers for
    taxes and insurance                                                 641,545            1,910,376
Accrued interest payable                                              4,466,611            5,676,823
Accrued expenses and other liabilities                                2,398,730            2,123,911
                                                              ------------------   ------------------
Total liabilities                                                   585,996,173          587,536,903
                                                              ------------------   ------------------

Stockholders' equity
Common stock, $.01 par value, 12,000,000 shares authorized;
    4,866,068 and 4,849,536 shares issued at
    March 31, 2002 and June 30, 2001, respectively                       48,661               48,495
Additional paid-in capital                                           36,205,145           36,053,892
Retained earnings, substantially restricted                          43,307,435           41,357,535
Treasury stock, at cost, 586,764 and 298,375 shares at
     March 31, 2002 and June 30, 2001, respectively                  (6,477,546)          (2,803,832)
Accumulated other comprehensive income (loss)                           313,506             (343,831)
Unearned ESOP                                                        (1,366,910)          (1,473,470)
Unearned RRP                                                           (189,071)            (251,342)
                                                              ------------------   ------------------
Total stockholders' equity                                           71,841,220           72,587,447
                                                              ------------------   ------------------
Total liabilities and stockholders' equity                         $657,837,393         $660,124,350
                                                              ==================   ==================


See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  Three months                 Nine months
                                                                 ended March 31,               ended March 31,
                                                                2002          2001          2002           2001
                                                         -----------------------------------------------------------
                                                                                (Unaudited)
Interest income:

    Loans receivable                                         $7,881,878   $10,001,569    $24,989,780    $30,967,899
    Mortgage-backed securities                                  870,600       850,026      1,647,021      1,699,179
    Investment securities                                       823,796     2,004,159      3,131,767      6,274,146
    Other interest-earning assets                                23,874        31,404        666,145        105,111
                                                         -----------------------------------------------------------
         Total interest income                                9,600,148    12,887,158     30,434,713     39,046,335
                                                         -----------------------------------------------------------

Interest expense:
    Deposits                                                  4,085,077     5,905,336     14,212,165     17,420,038
    Advances from FHLB and other borrowings                   1,272,290     2,191,063      3,722,053      7,812,760
                                                         -----------------------------------------------------------
         Total interest expense                               5,357,367     8,096,399     17,934,218     25,232,798
                                                         -----------------------------------------------------------
    Net interest income                                       4,242,781     4,790,759     12,500,495     13,813,537
    Provision for losses on loans                             1,035,000       150,000      2,315,000        445,000
                                                         -----------------------------------------------------------
    Net interest income after provision for losses on loans   3,207,781     4,640,759     10,185,495     13,368,537
                                                         -----------------------------------------------------------

Noninterest income:
    Fees and service charges                                  1,192,216       827,395      3,721,515      2,500,691
    Gain on sale of loans held for sale                         133,109        51,270        469,574        195,986
    Gain on sale of branch deposits                                  --            --        164,730             --
    Gain on sale of real estate owned and held for development   81,392        48,185        156,483        226,399
    Net gain (loss) on sale of securities                            --       228,256        (23,457)       234,328
    (Loss) gain on sale of office property and equipment           (826)          100        250,404         (2,136)
    Real estate-related activities                              333,825       278,346      1,091,226        859,738
    Other income                                                385,781       364,317      1,035,382      1,014,100
                                                         -----------------------------------------------------------
         Total noninterest income                             2,125,497     1,797,869      6,865,857      5,029,106
                                                         -----------------------------------------------------------

Noninterest expense:
    Compensation and benefits                                 2,300,514     2,229,982      6,836,354      6,594,105
    Office property and equipment                               655,168       639,830      1,869,747      1,839,712
    Deposit insurance premiums                                   22,037        23,336         67,575         72,367
    Data processing expense                                      89,879       122,442        259,033        364,393
    Advertising                                                 119,427        62,632        293,499        276,694
    Amortization of goodwill                                         --       210,920             --        632,870
    Other expense                                             1,075,907     1,079,192      3,275,850      3,038,843
                                                         -----------------------------------------------------------
         Total noninterest expense                            4,262,932     4,368,334     12,602,058     12,818,984
                                                         -----------------------------------------------------------

    Earnings before taxes on income                           1,070,346     2,070,294      4,449,294      5,578,659
    Taxes on income                                             325,000       797,000      1,502,000      2,018,000
                                                         -----------------------------------------------------------
    Net earnings                                               $745,346    $1,273,294     $2,947,294     $3,560,659
                                                         ===========================================================

Earnings per share:
    Basic earnings per share                                      $0.18         $0.29          $0.71          $0.81
                                                         ===========================================================
    Diluted earnings per share                                    $0.18         $0.29          $0.70          $0.80
                                                         ===========================================================

    Dividends declared per share                                  $0.08         $0.08          $0.24          $0.24
                                                         ===========================================================


See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                  Nine months ended March 31,
                                                                     2002           2001
                                                                ------------------------------
                                                                          (Unaudited)
Capital Stock
   Beginning of year balance                                           $48,495        $48,336
   Stock options exercised                                                 166             41
----------------------------------------------------------------------------------------------
End of period balance                                                   48,661         48,377
----------------------------------------------------------------------------------------------

Additional paid-in capital
   Beginning of year balance                                        36,053,892     36,002,723
   RRP awarded                                                          17,500             --
   RRP forfeited                                                        (1,800)            --
   Stock options exercised                                             111,757         12,480
   Stock appreciation (depreciation) of allocated ESOP shares           23,796        (10,422)
----------------------------------------------------------------------------------------------
End of period balance                                               36,205,145     36,004,781
----------------------------------------------------------------------------------------------

Retained earnings, substantially restricted
   Beginning of year balance                                        41,357,535     39,782,321
   Net earnings                                                      2,947,294      3,560,659
   Dividends paid on common stock                                     (997,394)    (1,077,579)
----------------------------------------------------------------------------------------------
End of period balance                                               43,307,435     42,265,401
----------------------------------------------------------------------------------------------

Treasury stock, at cost
   Beginning of year balance                                        (2,803,832)    (1,273,138)
   RRP awarded                                                          63,000             --
   RRP forfeited                                                       (64,800)            --
   Treasury stock purchased                                         (3,671,914)      (941,169)
----------------------------------------------------------------------------------------------
End of period balance                                               (6,477,546)    (2,214,307)
----------------------------------------------------------------------------------------------

Accumulated other comprehensive income (loss)
   Beginning of year balance                                          (343,831)    (4,343,049)
   Net change in unrealized gains on securities available-for-sale     642,629      5,710,410
   Less: reclassification adjustment for net realized (losses) gains
         included in net income (net of tax expense)                   (14,708)       146,924
----------------------------------------------------------------------------------------------
End of period balance                                                  313,506      1,220,437
----------------------------------------------------------------------------------------------

Unearned ESOP shares
   Beginning of year balance                                        (1,473,470)    (1,634,600)
   ESOP shares allocated                                               106,560        121,990
----------------------------------------------------------------------------------------------
End of period balance                                               (1,366,910)    (1,512,610)
----------------------------------------------------------------------------------------------

Unearned recognition and retention plan shares
   Beginning of year balance                                          (251,342)      (469,674)
   RRP awarded                                                         (80,500)            --
   RRP forfeited                                                        66,600             --
   Amortization of RRP expense                                          76,171        175,003
----------------------------------------------------------------------------------------------
End of period balance                                                 (189,071)      (294,671)
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
Total stockholders' equity                                         $71,841,220    $75,517,408
==============================================================================================


See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC.  and SUBSIDIARIES
Condensed Consolidated  Statements  of  Comprehensive Income



                                                                          Three Months Ended               Nine months ended
                                                                                March 31,                       March 31,
                                                                        --------------------------     --------------------------
                                                                             2002           2001          2002             2001
                                                                             ----           ----          ----             ----
                                                                                                (Unaudited)
Net earnings                                                            $   745,346     $ 1,273,294    $ 2,947,294      $ 3,560,659
Other comprehensive income:
    Unrealized holding (losses) gains arising during the period
      net tax                                                              (150,384)      2,332,244        642,629        5,710,410
    Less: reclassification adjustment for net realized (losses) gains
         included in net income, net of tax expense                              --         143,117        (14,708)         146,924
                                                                        -----------     -----------    -----------      -----------
Other comprehensive (loss) income, net of tax                              (150,384)      2,189,127        657,337        5,563,486
                                                                        -----------     -----------    -----------      -----------

Comprehensive income                                                    $   594,962     $ 3,462,421    $ 3,604,631      $ 9,124,145
                                                                        ===========     ===========    ===========      ===========

See notes to condensed consolidated financial statements

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Nine months ended March 31,
                                                                                             2002               2001
                                                                                       ----------------------------------
Cash flows from operating activities:                                                              (Unaudited)
Net earnings                                                                             $   2,947,294       $   3,560,659
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Loans originated for sale to investors                                                  (54,266,000)        (26,728,680)
   Proceeds from sale of loans originated for sale                                          55,018,306          24,182,705
   Provision for loan losses                                                                 2,315,000             445,000
   Depreciation and amortization                                                             1,518,315           1,534,133
   Net loss (gain) on sale of securities available-for-sale                                     23,457            (234,328)
   Net (gain) loss on sale of office property and equipment                                   (250,404)              2,136
   Net gain on sale of real estate owned and held for development                             (156,483)           (226,399)
   Net loan fees deferred                                                                      181,225             (22,418)
   Amortization of premiums and discounts on loans and securities                              482,679             527,758
   (Increase) decrease in other assets                                                          91,658            (611,741)
   (Decrease) increase in accrued expenses and other liabilities                              (910,769)          1,441,935
                                                                                         -------------       -------------
Net cash (used in) provided by operating activities                                          6,994,278           3,870,760
                                                                                         -------------       -------------

Cash flows from investing activities:
   Purchase of securities held-to-maturity                                                 (46,971,082)                 --
   Proceeds from maturities of securities held-to-maturity                                   6,267,231           1,731,198
   Proceeds from sale of securities available-for-sale                                       4,162,043          61,597,124
   Purchase of securities available-for-sale                                               (51,701,888)         (3,000,000)
   Proceeds from maturities of securities available-for-sale                                65,008,653          17,195,621
   Purchase of bank owned life insurance                                                    (6,984,000)                 --
   Redemption (purchase) of Federal Home Loan Bank Stock                                     4,455,400            (539,800)
   Loans purchased                                                                         (15,681,000)         (9,785,000)
   Decrease (increase) in loans receivable                                                  10,072,658          (7,641,228)
   Proceeds from sale of office property and equipment                                         520,950                 200
   Purchase of office property and equipment                                                  (444,887)           (506,158)
   Proceeds from sale of real estate owned and held for development                            610,397             998,947
   Net expenditures on real estate owned and held for development                               (5,444)           (531,172)
                                                                                         -------------       -------------
Net cash used in investing activities                                                      (30,690,969)         59,519,732
                                                                                         -------------       -------------

Cash flows from financing activities:
   (Decrease) increase in deposits                                                          (6,296,467)         13,629,567
   Proceeds from advances from FHLB                                                         22,000,000          36,500,000
   Repayment of advances from FHLB                                                         (15,135,891)       (110,686,990)
   Net decrease in advances from borrowers for taxes and insurance                          (1,268,831)         (1,888,247)
   Issuance of common stock, net                                                               111,924              12,521
   Repurchase of common stock                                                               (3,671,914)           (941,169)
   Cash dividends paid                                                                        (997,394)         (1,077,579)
                                                                                         -------------       -------------
Net cash used in financing activities                                                       (5,258,573)        (64,451,897)
                                                                                         -------------       -------------
Net decrease in cash and cash equivalents                                                  (28,955,264)         (1,061,405)
Cash and cash equivalents at beginning of period                                            77,949,553          20,166,706
                                                                                         -------------       -------------
Cash and cash equivalents at end of period                                               $  48,994,289       $  19,105,301
                                                                                         =============       =============

Supplemental disclosures:
  Cash paid for interest                                                                 $  19,144,430       $  23,644,560
  Cash paid for income taxes                                                                 1,477,371           2,455,838
  Noncash activities - loans converted to securities                                                --         111,495,480
                                                                                         =============       =============

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES


1. Basis of presentation
   ---------------------

The condensed consolidated balance sheet information for June 30, 2001 was derived from the audited Consolidated Balance Sheets of First Federal Bankshares, Inc. (the "Company") at June 30, 2001. The condensed consolidated financial statements at and for the three months and nine months ended March 31, 2002 and 2001 are unaudited.

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

The Company's critical accounting policy relates to the allowance for losses on loans. It is based on management's opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for losses on loans is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management's estimate of probable credit losses and other factors that warrant recognition in providing for an adequate loan loss allowance.

A summary of significant accounting policies followed by the Company is set forth in Note 1 of the Company's 2001 Annual Report to Stockholders and is incorporated herein by reference.

2. Organization
   ------------

The Company is the holding company for First Federal Bank (the "Bank"). The Company owns 100% of the Bank's common stock. Currently, the Company engages in no other significant activities beyond its ownership of the Bank's common stock.

3. Earnings per share
   ------------------

The following information was used in the computation of net earnings per common share on both a basic and diluted basis for the periods presented.


                                                Three months ended            Nine months ended
                                                    March 31,                      March 31,
                                               2002           2001            2002            2001
                                           ---------------------------    ----------------------------
Basic earnings per share computation:
-------------------------------------
   Net earnings                            $  745,346      $1,273,294      $2,947,294      $3,560,659
   Weighted average common shares
         outstanding                        4,091,098       4,378,154       4,129,757       4,422,966
                                           ----------      ----------      ----------      ----------
      Basic earnings per share             $     0.18      $     0.29      $     0.71      $     0.81
                                           ==========      ==========      ==========      ==========

                                                       Three months ended             Nine months ended
                                                            March 31,                      March 31,
                                                       2002           2001            2002           2001
                                                   --------------------------      --------------------------
         Diluted earnings per share computation:
         Net earnings                              $  745,346      $1,273,294      $2,947,294      $3,560,659
         Weighted average common
            shares outstanding - basic              4,091,098       4,378,154       4,129,757       4,422,966
         Incremental option shares using
            treasury stock method                      84,570          63,611          87,043          46,644
                                                   ----------       ---------       ---------       ---------
         Weighted average diluted
            shares outstanding                      4,175,668       4,441,765       4,216,800       4,469,610
                                                   ----------       ---------       ---------       ---------
            Diluted earnings per share             $     0.18      $     0.29      $     0.70      $     0.80
                                                   ==========      ==========      ==========      ==========

4. Goodwill and other intangible assets
   ------------------------------------

In July 2001,  the FASB  issued  SFAS No.  142,  Goodwill  and Other  Intangible
Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company adopted the provisions of SFAS No. 142 effective July 1, 2001. In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Company performed an assessment and determined that goodwill was not impaired as of the adoption date. As of the adoption date, the Company had unamortized goodwill in the amount of $18,522,607.

Effective July 1, 2001, the amortization of goodwill was discontinued. The table below reconciles reported earnings for the three months and nine months ended March 31, 2001 to "adjusted" earnings, which exclude goodwill amortization.


                    Three months ended
                      March 31, 2002       Three months ended March 31, 2001
                      --------------       ---------------------------------
                           Reported      Reported      Goodwill    "Adjusted"
                           earnings      earnings   Amortization    earnings
                           --------      --------   ------------    --------
Net income                 $745,346      $1,273,294     $210,920   $1,484,214
Earnings per share:
  Basic EPS                   $0.18           $0.29        $0.05        $0.34
  Diluted EPS                 $0.18           $0.29        $0.04        $0.33

                   Nine months ended
                      March 31, 2002        Nine months ended March 31, 2001
                      --------------        --------------------------------
                           Reported      Reported      Goodwill    "Adjusted"
                           earnings      earnings   Amortization    earnings
                           --------      --------   ------------    --------
Net income               $2,947,294      $3,560,659     $632,870   $4,193,529
Earnings per share:
  Basic EPS                   $0.71           $0.81        $0.14        $0.95
  Diluted EPS                 $0.70           $0.80        $0.14        $0.94

The gross carrying amount of intangible assets subject to amortization and the associated accumulated amortization at March 31, 2002, is presented in the table below. Amortization expense for intangible assets was $108,618 and $23,745, respectively, for the three months ended March 31, 2002 and 2001; and $318,608 and $84,477, respectively, for the nine months ended March 31, 2002 and 2001.


                                                   March 31, 2002
                                            --------------------------
                                                 Gross
                                               carrying    accumulated
                                                amount    amortization
                                                ------    ------------
    Intangible assets:
      Core deposit premium                   $   690,140   $ 338,532
      Mortgage servicing rights                  700,250     278,000
                                             -----------   ---------
    Total                                    $ 1,390,390   $ 616,532
                                             ===========   =========
    Unamortized intangible assets                          $ 773,858
                                                           =========

Projections of amortization expense are based on existing asset balances and the existing interest rate environment as of March 31, 2002. What the Company actually experiences may be significantly different depending upon changes in mortgage interest rates and market conditions. The following table shows the estimated future amortization expense for amortizing intangible assets:

                       Core deposit      Mortgage servicing
                       premium           rights                   Total
                       ------------      ------------------       -----
Three months ended
  June 30, 2002        $ 18,618            $ 90,000            $ 108,618

Year ended June 30,
       2003              66,516             276,000              342,516
       2004              52,374              56,250              108,624
       2005              45,396                  --               45,396
       2006              44,604                  --               44,604
       2007              44,604                  --               44,604


5. Dividends

On January 17, 2002 the Company declared a cash dividend on its common stock, payable on February 28, 2002 to stockholders of record as of February 14, 2002, equal to $.08 per share. Dividends totaling $330,872 were paid to stockholders.

On April 18, 2002 the Company declared a cash dividend on its common stock, payable on May 31, 2002 to stockholders of record as of May 17, 2002 equal to $.08 per share. Approximately $331,000 will be paid to stockholders on May 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements
--------------------------

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

Financial condition
-------------------

Total assets decreased by $2.3 million, or 0.4%, to $657.8 million at March 31, 2002 from $660.1 million at June 30, 2001. Cash and cash equivalents decreased by $29.0 million, or 37.2%, to $49.0 million at March 31, 2002 from $78.0 million at June 30, 2001 as the Company used funds from interest-bearing deposits in other financial institutions to purchase relatively higher-yielding investment securities and other assets. The Company purchased $47.0 million and $51.7 million, respectively, of securities held-to-maturity and securities available-for-sale during the nine months ended March 31, 2002. Securities held-to-maturity increased by $37.7 million, or 165.8%, to $60.4 million at March 31, 2002 from $22.7 million at June 30, 2001. Securities available-for-sale decreased by $13.4 million, or 15.4%, to $74.2 million at March 31, 2002 from $87.6 million at June 30, 2001 as proceeds from sales, calls and maturities more than offset purchases during the nine months ended March 31, 2002. The Company purchased bank owned life insurance ("BOLI") in the amount of $7.0 million in November and December 2001. Largely due to the BOLI purchase, other assets increased by $6.8 million, or 98.4%, to $13.6 million at March 31, 2002 from $6.9 million at June 30, 2001. Federal Home Loan Bank (the "FHLB") Stock decreased by $4.5 million, or 47.1%, to $5.0 million at March 31, 2002 from $9.5 million at June 30, 2001 after the FHLB redeemed excess member stock during the current fiscal year.

Deposits decreased by $6.3 million, or 1.3%, to $482.4 million at March 31, 2002 from $488.7 million at June 30, 2001 and accrued interest payable decreased by $1.2 million, or 21.3%, to $4.5 million at March 31, 2002 from $5.7 million at June 30, 2001. Partially offsetting the decrease in the balance of deposits was an increase in FHLB advances as the Company obtained fixed-rate advances in the generally lower market interest rate environment after the Federal Reserve Board decreased the federal funds rate by 200 basis points between June 30, 2001 and March 31, 2002. FHLB advances increased by $7.0 million, or 7.8%, to $96.1 million at March 31, 2002 from $89.1 million at June 30, 2001.

Total stockholders' equity decreased by $746,000, or 1.0%, to $71.8 million at March 31, 2002 from $72.6 million at June 30, 2001. The decrease in stockholders' equity was primarily due to the Company's purchase of 288,000 shares of its common stock, between June 30, 2001 and March 31, 2002, at a cost of $3.7 million under a buyback program commenced in December 2000. Under this buyback program the Company purchased 340,500 shares of its common stock prior to March 31, 2002 and is expected to acquire up to 119,500 additional shares in order to complete the program, subject to market conditions and other factors.

Earnings totaled $2.9 million for the first nine months of the fiscal year. In addition, accumulated other comprehensive income increased by $657,000 due to higher valuations for the Company's available-for-sale securities portfolio as a result of Federal Reserve interest rate cuts since June 30, 2001. The Company reported a net unrealized loss on securities available-for-sale of $344,000 at June 30, 2001 and a net unrealized gain of $313,000 at March 31, 2002. Excluding dividends on unallocated Employee Stock Ownership Plan ("ESOP") shares, dividends declared during the nine months ended March 31, 2002 totaled $997,000.

Capital
-------

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of March 31, 2002 the Bank was in compliance with all regulatory capital requirements. The Bank's required, actual and excess capital levels as of March 31, 2002 are as follows:

                                                            Excess of
                                                            Actual Over
                      Required  % of      Actual    % of    Regulatory
                       Amount  Assets     Amount   Assets   Requirement
                       ------  ------     ------   ------   -----------
                                  (Dollars in thousands)
 Tangible Capital     $ 9,515   1.5%     $47,715     7.52%     $38,200
 Core Capital          19,029   3.0%      47,715     7.52%      28,686
 Risk-based Capital    33,676   8.0%      52,315    12.43%      18,639

Liquidity
---------

The Company is required by OTS regulation to maintain sufficient liquidity to assure its safe and sound operation. Liquid assets include cash, certain time deposits, banker's acceptances and specified United States government, state or federal agency obligations. For the quarter ended March 31, 2002 the Company's average liquidity position was $148.0 million, or 29.8% of its liquidity base for the preceding quarter. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrowed funds, when applicable, and loan commitments. The Company also adjusts liquidity as appropriate to meet its asset/liability objectives.

Market risk management
----------------------

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company's market risk is primarily comprised of interest rate risk resulting from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates might adversely affect the Company's net interest income or the economic value of its portfolio of assets, liabilities and off-balance-sheet contracts. Management continually develops and applies strategies to mitigate this risk. The Company has not experienced any material changes in its market risk position from that disclosed in the Company's 2001 Form 10-K Annual Report as of June 30, 2001. The Company's primary market risk exposures and how those exposures were managed at December 31, 2001 did not change significantly when compared to the preceding measurements at June 30, 2001 and September 30, 2001, and management does not believe that the Company's primary market risk exposures and how those exposures were managed as of March 31, 2002 changed significantly when compared to the December 31, 2001 measurement. The Company primarily relies on the OTS Net Portfolio Value Model (the "Model") to measure its susceptibility to interest rate changes. For various assumed hypothetical changes in market interest rates, the Model estimates the current economic value of each type of asset, liability and off-balance-sheet contract. The present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts results in a net portfolio value ("NPV") estimate. An analysis of the changes in NPV in the event of hypothetical changes in interest rates was presented in the Form 10-K filed by the Company for the fiscal year ended June 30, 2001.

Effect of new accounting standard
---------------------------------

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

The effective date for SFAS No. 144 is for fiscal years beginning after December 15, 2001. The Company will adopt this statement as of July 1, 2002. The effect of this statement on the Company's financial statements is not expected to be material.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
------------------------------------------------------------------
March 31, 2002 and 2001
-----------------------

General. Net earnings for the three months ended March 31, 2002 totaled $745,000, or $0.18 per diluted share, compared to $1.3 million, or $0.29 per diluted share for the three months ended March 31, 2001.

Interest Income. Interest income decreased by $3.3 million, or 25.5%, to $9.6 million for the three months ended March 31, 2002 from $12.9 million for the three months ended March 31, 2001, largely due to a decrease in the average balance of interest-earning assets. The average balance of interest-earning assets decreased by $87.5 million, or 13.3%, to $571.8 million for the three months ended March 31, 2002 from $659.3 million for the three months ended March

31, 2001. In addition, the average yield on interest-earning assets decreased by 110 basis points to 6.72% for the three months ended March 31, 2002 from 7.82% for the three months ended March 31, 2001, due to changes in the mix of interest-earning assets and lower yields on all categories of interest-earning assets in the generally lower interest rate environment after eleven consecutive Federal Reserve rate cuts since January 2001.

Interest income on loans receivable decreased by $2.1 million, or 21.2%, to $7.9 million for the three months ended March 31, 2002 from $10.0 million for the three months ended March 31, 2001. The decrease in interest income on loans was primarily due to a decrease of $59.4 million, or 12.3%, in the average balance of loans receivable, to $424.4 million for the three months ended March 31, 2002 from $483.8 million for the three months ended March 31, 2001. The decrease in the average balance of loans receivable was primarily the result of a transaction that took place in March 2001 in which the Company securitized, and subsequently sold, approximately $112.7 million of fixed-rate single-family mortgage loans. The average yield on loans receivable decreased to 7.43% for the three months ended March 31, 2002 from 8.27% for the three months ended March 31, 2001. The decrease in the average yield on loans was due to refinancing activity and to interest rate reductions for adjustable-rate loans in the generally lower market interest rate environment during the current year period.

Interest income on mortgage-backed securities for the three months ended March 31, 2002 increased by $21,000, or 2.4%, when compared to the three months ended March 31, 2001. The average balance of mortgage-backed securities increased by $13.3 million, or 26.2%, to $63.8 million for the three months ended March 31, 2002 from $50.5 million for the three months ended March 31, 2001. The average yield on mortgage-backed securities decreased to 5.46% for the three months ended March 31, 2002 from 6.73% for the three months ended March 31, 2001. The decrease in the average yield on mortgage-backed securities was primarily due to purchases yielding relatively lower rates during the current fiscal year period. In addition, adjustable-rate mortgage-backed securities repriced at lower rates in the generally lower market interest rate environment.

Interest income on investment securities decreased by $1.2 million, or 58.9%, to $824,000 for the three months ended March 31, 2002 from $2.0 million for the three months ended March 31, 2001. The average balance of investment securities decreased by $45.5 million, or 37.2%, to $77.0 million for the three months ended March 31, 2002 from $122.5 million for the three months ended March 31, 2001, as a total of $79.3 million of agency securities owned by the Company were called during the twelve months ended March 31, 2002. In addition, the average yield on investment securities decreased by 227 basis points to 4.28% for the three months ended March 31, 2002 from 6.55% for the three months ended March 31, 2001.

Interest Expense. Interest expense decreased by $2.7 million, or 33.8%, to $5.4 million for the three months ended March 31, 2002 from $8.1 million for the three months ended March 31, 2001. Interest on deposits decreased by $1.8 million, or 30.8%, to $4.1 million for the three months ended March 31, 2002 from $5.9 million for the three months ended March 31, 2001. The decrease in interest on deposits was primarily due to a 147 basis point decrease in the average cost of deposits to 3.61% for the three months ended March 31, 2002 from 5.08% for the three months ended March 31, 2001. The generally lower market interest rate environment during the current fiscal year influenced the rates paid on deposits. In addition, the average balance of deposits decreased by

$12.4 million, or 2.7%, to $453.0 million for the three months ended March 31, 2002 from $465.4 million for the three months ended March 31, 2001.

Interest on FHLB advances decreased by $919,000, or 41.9%, to $1.3 million for the three months ended March 31, 2002 from $2.2 million for the three months ended March 31, 2001. The Company repaid short-term borrowings from the FHLB with proceeds from the securitized loan sales in March 2001. The decrease in interest on borrowings was primarily due to a decrease in the average balance of advances. The average balance of advances decreased by $55.0 million, or 36.9%, to $94.3 million for the three months ended March 31, 2002 from $149.3 million for the three months ended March 31, 2001. In addition, the average cost of borrowings decreased by 47 basis points to 5.40% for the three months ended March 31, 2002 from 5.87% for the three months ended March 31, 2001.

Net Interest Income. The decrease in interest expense was more than offset by the decrease in interest income. Net interest income decreased by $548,000, or 11.4%, to $4.2 million for the three months ended March 31, 2002 from $4.8 million for the three months ended March 31, 2001. Partly offsetting the decrease in net interest income due to lower average balances, were increases in the interest rate spread and in the net yield on interest-earning assets. The Company's interest rate spread for the three months ended March 31, 2002 increased to 2.80% from 2.55% for the three months ended March 31, 2001. The Company's net yield on interest-earning assets was 2.97% and 2.91%, respectively, for the three months ended March 31, 2002 and 2001.

Provision for Losses on Loans. Provision for losses on loans increased by $885,000 to $1.0 million for the three months ended March 31, 2002 from $150,000 for the three months ended March 31, 2001. Non-performing loans increased to $8.2 million, or 2.0% of total loans, at March 31, 2002 from $7.3 million, or
1.7% of total loans, at December 31, 2001. At March 31, 2001 non-performing loans totaled $1.8 million, or .43% of total loans. The increase in non-performing loans was partly due to generally less favorable economic conditions in the Company's market area that adversely affected several of its commercial and industrial borrowers. During the three months ended March 31, 2002 the Company recorded a partial charge-off totaling $1.0 million on loans to a local industrial metals' recycler that had experienced declining prices for its product. At March 31, 2002 the remaining balance of various loans to this borrower totaled $1.6 million. Management is currently in the process of determining the fair value of the collateral underlying these loans, which consists of commercial real estate and equipment, and implementing a plan of disposal and recovery. Four other commercial borrowers with total loan balances of $1.2 million experienced debt-repayment problems and workout plans have been put in place with the expectation that the loans will be brought current as local economic conditions improve. The increase in non-performing loans is also due to a commercial real estate loan with a balance of $2.9 million at March 31, 2002. The loan is secured by an assisted living facility located in Madison, Wisconsin. The facility experienced cash flow problems due to lower-than-normal occupancy rates as compared to similar facilities in the Madison market area. As of March 31, 2002, the Company was not accruing interest on a total of $6.8 million in non-performing loan balances.

The Company has taken steps to identify and address any additional weakness in its commercial loan portfolio and expects to complete this process by June 30, 2002. An independent credit review department has been established and has completed reviews on a significant portion of the commercial loan portfolio. Workout plans have been put in place for several commercial borrowers experiencing debt service shortfalls. In addition, the Company recently adopted a more comprehensive commercial loan credit policy and procedural changes are being implemented in accordance with the credit policy guidelines.

Management is committed to assuring asset quality and believes that the level of non-performing loans and the loan charge-offs experienced over the last twelve months will be significantly reduced going forward as local economic conditions improve and the steps outlined above take effect.

Noninterest Income. Noninterest income increased by $328,000, or 18.2%, to $2.1 million for the three months ended March 31, 2002 from $1.8 million for the three months ended March 31, 2001. The increase in noninterest income was primarily due to an increase of $365,000, or 44.1%, in income from fees and service charges to $1.2 million for the three months ended March 31, 2002 from $827,000 for the three months ended March 31, 2001. The increase in fees and service charges resulted from increased loan origination fees and service fees on deposit accounts. Increases in mortgage originations and refinancing in the generally lower market interest rate environment during the current-year quarter also contributed to an increase of $82,000, or 159.6%, in gain on sale of loans held for sale to $133,000 for the three months ended March 31, 2002 from $51,000 for the three months ended March 31, 2001. In addition, income from other real estate-related activities increased by $55,000, or 19.9%, to $334,000 for the three months ended March 31, 2002 from $278,000 for the three months ended March 31, 2001, primarily due to an increase in sales revenue in the Company's service corporations in a generally stronger real estate market. Gain on sale of real estate owned and held for investment increased by $33,000, or 68.9%, to $81,000 for the three months ended March 31, 2002 from $48,000 for the three months ended March 31, 2001. During the three months ended March 31, 2001 the Company recorded a net gain on sale of securities totaling $228,000. This gain was primarily due to gains realized on the sale of $49.0 million of mortgage-backed securities securitized in March 2001. No securities were sold during the three months ended March 31, 2002.

Noninterest expense. Noninterest expense totaled $4.3 million and $4.4 million, respectively, for the three months ended March 31, 2002 and 2001. Compensation and benefits expense increased by $71,000, or 3.2%, to $2.3 million for the three months ended March 31, 2002 from $2.2 million for the three months ended March 31, 2001 due primarily to annual salary increases and to increases in health insurance benefit expenses. Advertising expense increased by $57,000, or 90.7% to $119,000 for the three months ended March 31, 2002 from $62,000 for the three months ended March 31, 2001.

The increases in compensation and benefits expense and advertising were more than offset by decreases in amortization of goodwill and data processing expense. No amortization of goodwill expense was recorded for the three months ended March 31, 2002 due to the Company's early adoption of SFAS NO. 142, Goodwill and Other Intangible Assets. In comparison, amortization of goodwill expense totaled $211,000 for the three months ended March 31, 2001. Data processing expense decreased by $33,000, or 26.6% to $90,000 for the three months ended March 31, 2002 from $122,000 for the three months ended March 31, 2001 as capitalized software expense from the 1996 conversion to an in-house computer system was fully amortized.

Net earnings and income tax expense. Net earnings before income taxes decreased by $1.0 million, or 48.3%, to $1.1 million for the three months ended March 31, 2002 from $2.1 million for the three months ended March 31, 2001. Income tax expense decreased by $472,000, or 59.2%, to $325,000 for the three months ended March 31, 2002 from $797,000 for the three months ended March 31, 2001. The Company's effective tax rate was 30.4% and 38.5%, respectively, for the three months ended March 31, 2002 and 2001. The lower effective tax rate for the three months ended March 31, 2002 resulted from an increase in tax-exempt investments such as municipal bonds and bank owned life insurance. In addition, non-deductible goodwill amortization expense during the three months ended March 31, 2001 resulted in a higher effective tax rate when compared to the three months ended March 31, 2002 in which no goodwill amortization expense was recorded.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
-----------------------------------------------------------------
March 31, 2002 and 2001
-----------------------

General. Net earnings for the nine months ended March 31, 2002 totaled $2.9 million, or $0.70 per diluted share, compared to $3.6 million, or $0.80 per diluted share for the nine months ended March 31, 2001.

Interest Income. Interest income decreased by $8.6 million, or 22.1%, to $30.4 million for the nine months ended March 31, 2002 from $39.0 million for the nine months ended March 31, 2001, largely due to a decrease in the average balance of interest-earning assets. The average balance of interest-earning assets decreased by $91.1 million, or 13.6%, to $578.1 million for the nine months ended March 31, 2002 from $669.2 million for the nine months ended March 31, 2001. In addition, the average yield on interest-earning assets decreased by 76 basis points to 7.02% for the nine months ended March 31, 2002 from 7.78% for the nine months ended March 31, 2001, due to lower yields on interest-earning assets in the generally lower interest rate environment and to changes in the mix of interest-earning assets.

Interest income on loans receivable decreased by $6.0 million, or 19.3%, to $25.0 million for the nine months ended March 31, 2002 from $31.0 million for the nine months ended March 31, 2001. The decrease in interest income on loans was primarily due to a decrease of $83.8 million, or 16.5%, in the average balance of loans receivable, to $423.6 million for the nine months ended March 31, 2002 from $507.4 million for the nine months ended March 31, 2001. The average yield on loans was 7.87% and 8.14%, respectively, for the nine months ended March 31, 2002 and 2001.

Interest income on mortgage-backed securities for the nine months ended March 31, 2002 decreased by $52,000, or 3.1%, when compared to the nine months ended March 31, 2001 due to a decrease in the average yield earned on those securities. The average yield on mortgage-backed securities decreased by 109 basis points to 5.68% for the nine months ended March 31, 2002 from 6.77% for the nine months ended March 31, 2001. The decrease in the average yield on mortgage-backed securities was primarily due to purchases yielding relatively lower rates during the nine months ended March 31, 2002. In addition, adjustable-rate securities repriced at lower rates in the generally lower market interest rate environment. Partly offsetting the decrease in yield on mortgage-backed securities was an increase in the average balance of those securities. The average balance of mortgage-backed securities increased by $5.2 million, or 15.6%, to $38.7 million for the nine months ended March 31, 2002 from $33.5 million for the nine months ended March 31, 2001.

Interest income on investment securities decreased by $3.1 million, or 50.1%, as the average balance of investment securities decreased by $43.5 million, or 34.5%, to $82.5 million for the nine months ended March 31, 2002 from $126.0 million for the nine months ended March 31, 2001. The average yield on investment securities decreased by 158 basis points to 5.06% for the nine months ended March 31, 2002 from 6.64% for the nine months ended March 31, 2001.

Interest income on short-term investments and other interest-earning assets increased by $561,000 to $666,000 for the nine months ended March 31, 2002 from $105,000 for the nine months ended March 31, 2001 primarily due to an increase in the average balance of those investments. The average balance of short-term investments and other interest-earning assets increased to $33.3 million for the nine months ended March 31, 2002 from $2.3 million for the nine months ended March 31, 2001 as a result of increased liquidity.

Interest Expense. Interest expense decreased by $7.3 million, or 28.9%, to $17.9 million for the nine months ended March 31, 2002 from $25.2 million for the nine months ended March 31, 2001. Interest on deposits decreased by $3.2 million, or 18.4%, to $14.2 million for the nine months ended March 31, 2002 from $17.4 million for the nine months ended March 31, 2001. The decrease in interest on deposits was primarily due to a 92 basis point decrease in the average cost of deposits to 4.15% for the nine months ended March 31, 2002 from 5.07% for the nine months ended March 31, 2001. The average balance of deposits totaled $456.6 million and $458.3 million, respectively, for the nine months ended March 31, 2002 and 2001.

Interest on FHLB advances decreased by $4.1 million, or 52.4%, to $3.7 million for the nine months ended March 31, 2002 from $7.8 million for the nine months ended March 31, 2001. The Company repaid $50.5 million in short-term borrowings from the FHLB with proceeds from the securitized loan sales in March 2001. Additional higher-rate fixed-term advances matured between March 2001 and March 2002, and the Company replaced a portion of this funding with lower-rate fixed-term FHLB advances in the generally lower market interest rate environment during the period. The decrease in interest expense on FHLB advances was primarily due to a decrease in the average balance of advances. The average balance of advances decreased by $80.7 million, or 48.2%, to $86.9 million for the nine months ended March 31, 2002 from $167.7 million for the nine months ended March 31, 2001. In addition, the average cost of FHLB borrowings decreased by 50 basis points to 5.71% for the nine months ended March 31, 2002 from 6.21% for the nine months ended March 31, 2001.

Net Interest Income. The decrease in interest expense was more than offset by the decrease in interest income. Net interest income decreased by $1.3 million, or 9.5%, to $12.5 million for the nine months ended March 31, 2002 from $13.8 million for the nine months ended March 31, 2001. Partly offsetting the decreases in net interest income due to lower average balances, were increases in the interest rate spread and in the net yield on interest-earning assets. The Company's interest rate spread for the nine months ended March 31, 2002 increased to 2.62% from 2.41% for the nine months ended March 31, 2001. The Company's net yield on interest-earning assets was 2.88% and 2.75%, respectively, for the nine months ended March 31, 2002 and 2001.

Provision for Losses on Loans. Provision for losses on loans increased by $1.9 million, to $2.3 million for the nine months ended March 31, 2002 from $445,000 for the nine months ended March 31, 2001. Provision for losses on loans increased primarily due to an increase in the level of non-performing loans and loan charge-offs. In addition, provision for losses on loans was increased due to increases in the balance of commercial real estate and business loans and consumer loans that generally involve a greater degree of risk than one-to-four family residential mortgage loans.

Noninterest Income. Noninterest income increased by $1.9 million, or 36.5%, to $6.9 million for the nine months ended March 31, 2002 from $5.0 million for the nine months ended March 31, 2001. The increase in noninterest income was partly due to a pretax gain of $456,000 on the sale of a northwest Iowa branch office to another financial institution. The purchaser assumed deposits of $8.9 million and acquired loans totaling $2.8 million in addition to the branch office building and fixtures. Gains on sale of the branch deposits, loans and building and fixtures totaled $165,000, $44,000 and $247,000, respectively. The increase in noninterest income was also due to an increase of $1.2 million, or 48.8%, in income from fees and service charges to $3.7 million for the nine months ended March 31, 2002 from $2.5 million for the nine months ended March 31, 2001. The increase in fees and service charges resulted from an increase in loan origination activity in the generally lower market interest rate environment and from increases in service fees on deposit accounts. Gain on sale of loans held for sale, including the sale of branch office loans mentioned earlier, increased by $274,000, or 139.6%, to $470,000 for the nine months ended March 31, 2002 from $196,000 for the nine months ended March 31, 2001 and income from other real estate-related activities increased by $231,000, or 26.9%, to $1.1 million for the nine months ended March 31, 2002 from $860,000 for the nine months ended March 31, 2001. Gain on sale of real estate owned and held for investment decreased by $70,000, or 30.9%, to $156,000 for the nine months ended March 31, 2002 from $226,000 for the nine months ended March 31, 2001, partially offsetting increases in the majority of other categories of noninterest income. For the nine months ended March 31, 2001 the Company recorded a net gain on sale of securities totaling $234,000, primarily due to the sale of mortgage-backed securities. A loss on the sale of investment securities totaling $23,000 was recorded for the nine months ended March 31, 2002.

Noninterest  expense.  Noninterest  expense  decreased by $217,000,  or 1.7%, to
$12.6 million for the nine months ended March 31, 2002 from $12.8 million for the nine months ended March 31, 2001. The decrease in noninterest expense was primarily due to a decrease of $633,000 in amortization of goodwill due to the Company's early adoption of SFAS No. 142, Goodwill and Other Intangible Assets. Data processing expense decreased by $105,000, or 28.9% to $259,000 for the nine months ended March 31, 2002 from $364,000 for the nine months ended March 31, 2001 due to lower software amortization expense. Partly offsetting these decreases in noninterest expense was an increase of $242,000, or 3.7%, in compensation and benefits expense to $6.8 million for the nine months ended March 31, 2002 from $6.6 million for the nine months ended March 31, 2001 primarily due to annual salary increases and to increases in the cost of health insurance premiums. In addition, other expense increased by $237,000, or 7.8%, to $3.3 million for the nine months ended March 31, 2002 from $3.0 million for the nine months ended March 31, 2001. The increase in other expense was partly due to expenses related to handling the higher loan origination volume during the nine months ended March 31, 2002 and to losses associated with transaction accounts.

Net earnings and income tax expense. Net earnings before income taxes decreased by $1.1 million, or 20.2%, to $4.5 million for the nine months ended March 31, 2002 from $5.6 million for the nine months ended March 31, 2001. Income tax expense decreased by $516,000, or 25.6%, to $1.5 million, an effective tax rate of 33.8%, for the nine months ended March 31, 2002 from $2.0 million, an effective tax rate of 36.2%, for the nine months ended March 31, 2001. The lower effective tax rate for the nine months ended March 31, 2002 resulted from an increase in tax-exempt investments such as municipal bonds and bank owned life insurance. In addition, non-deductible goodwill amortization expense during the nine months ended March 31, 2001 resulted in a higher effective tax rate when compared to the nine months ended March 31, 2002 in which no goodwill amortization expense was recorded.

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



                                         FIRST FEDERAL BANKSHARES, INC.



         DATE:  May 13, 2002             BY: /s/ Barry E. Backhaus
                                             -----------------------------
                                             Barry E. Backhaus
                                             President and
                                             Chief Executive Officer



         DATE:  May 13, 2002             BY: /s/ Katherine Bousquet
                                             -----------------------------
                                             Katherine Bousquet
                                             Vice President and Treasurer
                                            (Principal Financial and
                                             Accounting Officer