Form 10-K
period 2002-06-30
FIRST FEDERAL BANKSHARES INC
filed 2002-09-30
CIK 1075348

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED] For the Fiscal Year Ended June 30, 2002

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED]

     For the transition period from                       to
                                    ---------------------   --------------------

                         Commission File Number 0-25509


                         FIRST FEDERAL BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                    42-1485449
                  --------                                    ----------
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                   Identification Number)


     329 Pierce Street, Sioux City, Iowa                         51101
     -----------------------------------                         -----
  (Address of Principal Executive Offices)                     Zip Code

                                 (712) 277_0200
                                 --------------
                         (Registrant's telephone number)

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

         YES   |X|.   NO [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     As of September 3, 2002, there were issued and outstanding 4,172,169 shares of the Registrant's Common Stock.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price, as reported by the NASDAQ National Market, on September 3, 2002 was $49,691,300. This amount does not include shares held by the Bank's Employee Stock Ownership Plan and by officers and directors.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Part II of Form 10-K--Annual Report to Stockholders for the fiscal year ended June 30, 2002.

2. Part III of Form 10-K--Proxy Statement for the 2002 Annual Meeting of Stockholders.

                                     PART I
                                     ------

ITEM 1            BUSINESS
------            --------

General

     First Federal Bankshares, Inc.

     First Federal Bankshares, Inc. (the "Company" or the "Registrant") is a Delaware corporation that serves as the holding company for First Federal Bank, a federally-chartered stock savings bank headquartered in Sioux City, Iowa (the "Bank"). As of June 30, 2002, the Company owned 100% of the Bank's common stock, and currently the Company engages in no other significant activities beyond its ownership of such common stock. Consequently, its net income is derived primarily from the Bank's operation.

     Prior to April 13, 1999, the Bank's common stock was owned approximately 53.49% by First Federal Bankshares, M.H.C. (the "Mutual Holding Company") and 46.51% by public stockholders. On April 13, 1999, pursuant to a Plan of Conversion and Reorganization, and after a series of transactions, the Company was formed to own all of the capital stock of the Bank, and the Company sold the ownership interest in the Bank previously held by the Mutual Holding Company to the public in a subscription offering that resulted in net cash proceeds of approximately $23 million. Public stockholders of the Bank had their shares exchanged into 2,182,807 shares of common stock of the Company (representing an exchange ratio of 1.64696 shares of Company common stock for each share of Bank common stock). The Mutual Holding Company ceased to exist following the reorganization. The reorganization was accounted for in a manner similar to a pooling of interests and did not result in any significant accounting adjustments. As a result of the reorganization, the consolidated financial statements for prior periods have been restated to reflect the changes in the par value of common stock from $1.00 per share (for the Bank's common stock) to $0.01 per share (for the Company's common stock). At June 30, 2002, the Company had total assets of $650.8 million, total deposits of $472.6 million and stockholders' equity of $71.3 million.

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

     The Bank is a community-oriented financial institution offering traditional financial services to its local community. The Bank's primary lending area includes mid- and northwest-Iowa and contiguous portions of Nebraska and South Dakota. The Bank's primary lending activity involves the origination of fixed rate and adjustable rate mortgage ("ARM") loans secured by single-family residential, multi-family residential and non-residential real estate. Longer-term fixed rate residential mortgage loans are originated primarily for sale in the secondary market on a servicing-released basis, while Fixed rate loans with terms generally less than 15 years and ARM loans are retained in the Bank's portfolio. To a lesser extent, the Bank makes second mortgage loans secured by the borrower's principal residence and other types of consumer loans such as auto loans and home improvement loans. In addition, the Bank invests in mortgage-backed securities issued or guaranteed by Fannie Mae ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Government National Mortgage Association ("GNMA"), and in securities issued by the United States Government and agencies thereof.

     The Bank conducts operations through its main office in Sioux City, Iowa, and its 15 branch offices in northwest and central Iowa and northeast Nebraska.

     The Bank's principal executive office is located at 329 Pierce Street, Sioux City, Iowa 51101, and its telephone number at that address is (712) 277-0200.

Forward Looking Statements

     This Annual Report on Form 10-K may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "expect",
"intend", "may", and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Registrant or the Registrant's management and are subject to a number of risks and uncertainties, including but not limited to economic, competitive, regulatory, and other factors affecting the Registrant's operations, markets, products and services, as well as expansion strategies and other factors discussed elsewhere in this report filed by the Registrant with the Securities and Exchange Commission. Many of these factors are beyond the Registrant's control.

Market Area

     The Registrant conducts operations through its main office in Sioux City, Iowa, which is located on the western border of Iowa, and its 15 branch offices in northwest and central Iowa and northeast Nebraska. The Registrant gained access to the central Iowa market as a result of the acquisition of financial institutions headquartered in Grinnell and Newton, Iowa in 1998 and 1999. These cities are located within an hour's drive of Des Moines, Iowa, the state capital and largest metropolitan area in Iowa. The Newton acquisition included a branch office located in West Des Moines, Iowa, which is a high-growth residential and commercial development area. The population of Sioux City, West Des Moines, Newton and Grinnell is approximately 85,000, 42,000, 15,000 and 9,000, respectively. The total population of the Registrant's primary market area is approximately 450,000. Most employment in the Registrant's primary market area is in agriculture and agriculture-related industries, but also includes significant manufacturing and service businesses. Major employers in the northwest Iowa primary market area, which includes contiguous portions of Nebraska and South Dakota, include Iowa Beef Processors, MCI Telemarketing, Sioux Honey Association, Wells Dairy, Interbake Foods, Gateway 2000, Great West Casualty, the 185th Fighter Group of the Iowa Air National Guard, Mercy Medical Center, St. Luke's Regional Medical Center, American Identity and Diamond Vogel Paint. Major employers in the central Iowa primary market area include Grinnell College, Grinnell Mutual Insurance Company, GTE, Grinnell Regional Medical Center, Donaldson Company, Maytag Corporation, Skiff Medical Center, Newton Manufacturing, the Vernon Company, Cline Tool and Service Company, Thombert, Inc. and Walmart.

     The Registrant's business and operating results are significantly affected by the general economic conditions prevalent in its primary market area. The Registrant's primary market area is projected to experience only moderate population growth for the foreseeable future.

Lending Activities

     General. Historically, the principal lending activity of the Registrant has been the origination or purchase of mortgage loans secured by one- to four-family residential properties. The Registrant also originates loans secured by commercial real estate and multi-family units and purchases participation interests in multi-family loans and commercial real estate loans originated by other lenders in the midwest. Multi-family and commercial real estate loans totaled $137.8 million, $141.1 million and $109.0 million, respectively, at June 30, 2002, 2001 and 2000. In recent years, the Registrant has increased its consumer lending activities to broaden services offered to customers and to improve the Registrant's interest rate risk exposure.

     The Registrant has sought to make its interest earning assets more interest rate sensitive by actively originating and purchasing variable rate loans, such as ARM loans, adjustable rate second mortgage loans and medium-term consumer loans. The Registrant also purchases mortgage-backed securities with adjustable rates. At June 30, 2002 approximately $238.5 million or 47.8% of the Registrant's total loan and mortgage-backed securities portfolio had variable interest rates.

     The Registrant actively originates fixed rate mortgage loans, generally with 10 to 30 year terms to maturity secured by one- to four-family residential properties. One- to four-family fixed rate loans generally are originated and underwritten for resale in the secondary mortgage market. The Registrant sold $69.9 million, $51.0 million and $24.6 million, respectively, of one- to four-family fixed rate residential loan during the fiscal years ended June 30, 2002, 2001 and 2000. In addition, during the fiscal year ended June 30, 2001, the Registrant securitized and subsequently sold $112.7 million of fixed-rate one-to four-family mortgage loans in securitized transactions. The Registrant also actively originates loans insured or guaranteed by the United States Government or agencies thereof, such as VA, Rural Development and FHA loans. The Registrant also originates interim construction loans on one- to four-family residential properties and construction loans on commercial real estate and multi-family units.

     Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Registrant's loan portfolio, by type of loan on the dates indicated.

                                                                       At June 30,
                                       ----------------------------------------------------------------------------
                                              2002                        2001                        2000
                                       Amount       Percent        Amount       Percent        Amount       Percent
                                       ------       -------        ------       -------        ------       -------
                                                                     (Dollars in Thousands)
Residential real estate:
   One- to four-family units (1)     $ 164,816          39.40%   $ 181,034          43.32%   $ 325,057          64.36%
   Multi-family  dwelling  units        56,537          13.51       62,040          14.85       54,455          10.78
                                                                                                                (2)
   Commercial real estate (3) ..        81,232          19.42       79,025          18.91       54,594          10.81
   Commercial business loans ...        15,502           3.71       14,976           3.58        8,533           1.69
   Home equity and second ......        40,347           9.64       38,224           9.15       35,695           7.07
   mortgage
   Auto loans ..................        32,168           7.69       24,212           5.79       13,801           2.73
   Loans on deposits ...........           672           0.16          802           0.19          659           0.13
   Other non-mortgage loans (4)         32,569           7.78       22,538           5.39       16,887           3.34
     Total .....................     $ 423,843         101.31    $ 422,851         101.18%   $ 509,681         100.91%

Less
   Allowance for loan losses ...        (4,584)         (1.10)      (4,737)         (1.13)      (3,394)         (0.67)
   Loans in process ............        (1,500)         (0.36)        (458)         (0.11)        (550)         (0.11)
   Net unearned premiums on ....         2,076           0.50        1,537           0.37        1,684           0.33
   loans
   Deferred loan fees ..........        (1,453)         (0.35)      (1,295)         (0.31)      (2,331)         (0.46)
     Total loans, net ..........     $ 418,382         100.00%   $ 417,898         100.00%   $ 505,090         100.00%


--------------------------------------------
(1)  Includes construction loans on one- to four-family units.
(2)  Includes construction loans on multi-family dwelling units.
(3)  Includes construction loans on commercial real estate.
(4) Includes other secured non-mortgage loans, credit card loans, education loans and unsecured personal loans.

     Loan and Mortgage-Backed Securities Maturity Schedule. The following table sets forth certain information as of June 30, 2002, regarding the dollar amount of loans and mortgage-backed securities maturing in the Registrant's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans and mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due. Fixed rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.


                                                               One                                  Ten
                                                              Through      Three       Five       Through       Beyond
                                                  Within One   Three      Through     Through      Twenty       Twenty
                                                     Year      Years     Five Years   Ten Years     Years        Years      Total
                                                     ----      -----     ----------   ---------     -----       -----       -----
                                                                             (In Thousands)
First mortgage loans:
  One- to four-family residences:
   Adjustable ................................    $ 33,394    $ 31,489    $  19,538    $  1,572     $    --     $   --        85,993
   Fixed .....................................       3,354       1,118        1,645      29,790       37,772      5,144       78,823
                                                  --------    --------    ---------    --------     --------    -------     --------
   Total one- to four-family .................      36,748      32,607       21,183      31,362       37,772      5,144      164,816

Multi-family and commercial real estate:
  Adjustable .................................      47,978      38,773       11,821        --           --         --         98,572
  Fixed ......................................      25,689       4,030        7,069       1,185        1,224       --         39,197
                                                  --------    --------    ---------    --------     --------    -------     --------
  Total multi-family and commercial ..........      73,667      42,803       18,890       1,185        1,224       --        137,769

Commercial loans:
  Adjustable .................................      12,407         481         --          --           --         --         12,888
  Fixed ......................................       1,054         790          459         311         --         --          2,614
                                                  --------    --------    ---------    --------     --------    -------     --------
  Total commercial loans .....................      13,461       1,271          459         311         --         --         15,502

Consumer loans and other non-mortgage loans:
  Adjustable .................................       4,641        --            133        --           --         --          4,774
  Fixed ......................................       3,530      12,740       33,749      37,095       13,419        449      100,982
                                                  --------    --------    ---------    --------     --------    -------     --------
  Total consumer loans and other  non-mortgage
  loans ......................................       8,171      12,740       33,882      37,095       13,419        449      105,756

Total loans receivable .......................    $132,047    $ 89,421    $  74,414    $ 69,953     $ 52,415    $ 5,593     $423,843
                                                  ========    ========    =========    ========     ========    =======     ========


Mortgage-backed securities (MBS):
  Fixed-rate MBS - held to maturity ..........         598         529          631      28,781        7,790        157       38,486
  Adjustable-rate MBS - available for sale....      20,556         441        9,573       5,654         --         --         36,224

Total mortgage-backed securities .............    $ 21,154    $    970    $  10,204    $ 34,435     $  7,790    $   157     $ 74,710
                                                  ========    ========    =========    ========     ========    =======     ========


The following table sets forth the dollar amount of all loans maturing or repricing after June 30, 2003 which have predetermined interest rates and have floating or adjustable interest rates.


                                                                  Floating or
                                               Predetermined      Adjustable
                                                    Rates           Rates         Total
                                                    -----           -----         -----
                                                                    (In thousands)
        Real estate mortgage:
          One- to four-family.................    $  75,469     $  52,599        $ 128,068
          Other mortgage loans................       13,508        50,594           64,102
        Commercial loans......................        1,560           481            2,041
        Consumer..............................       97,452           133           97,585
            Total.............................    $ 187,989     $ 103,807        $ 291,796



     Residential Real Estate Loans. The Registrant's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Registrant's primary market area. The majority of the Registrant's residential mortgage loans consists of loans secured by owner-occupied, single-family residences. The Registrant generally has limited its real estate loan originations to properties within its primary market area. However, the Registrant also purchases whole loans originated by others, on a limited basis, with an emphasis on single-family ARM loans having interest rate caps generally of 2% annually and 5% over the life of the loan and with margins over various indexes ranging from 180 to 275 basis points depending on the index. During the three-year period ended June 30, 2002, the Registrant purchased $7.1 million of one- to four-family residential loans. One- to four-family loans purchased outside of the Registrant's primary lending area totaled approximately $25.1 million at June 30, 2002 and included approximately $20.6 million of loans that are geographically distributed in the midwestern United States. The remaining loans are scattered throughout the United States with the largest geographic concentration in Connecticut with $1.4 million.

     The 60- and 90-day delinquency rates on loans purchased and originated by the Registrant were 0.48% and 0.79%, respectively, at June 30, 2002. Management attributes the low delinquency rates to the current relative strength of the residential housing sector in the Midwest. The Registrant purchases loans from other institutions as market conditions permit in order to reduce the Registrant's overall credit risk by increasing geographical diversity and to supplement its loan portfolio in periods of weaker local demand.

     At June 30, 2002, the Registrant had $164.8 million, or 39.4%, of its total loan portfolio invested in first mortgage loans secured by one-to four-family residences. During fiscal year 2001, the Registrant securitized $112.7 million in fixed-rate one- to four-family mortgage loans and subsequently sold such securities in the secondary market.

     The Registrant currently offers residential mortgage loans for terms ranging from 10 to 30 years, and with adjustable or fixed interest rates. Origination of fixed rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Registrant's interest rate GAP position and loan products offered by the Registrant's competitors. During fiscal 2002, one- to four-family residential ARM loans decreased by $35.7 million, or 29.4%, to $86.0 million from $121.7 million in fiscal 2001 as borrowers chose fixed-rate loans in the generally lower interest rate environment.

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

     The Registrant makes real estate loans with loan-to-value ratios in excess of 80%. For real estate loans with loan-to-value ratios of between 80% and 95%, the Registrant requires the first 12% to 25% of the loan to be covered by private mortgage insurance. For real estate loans with loan-to-value ratios of between 95% and 97%, the Registrant requires private mortgage insurance to cover the first 25% to 35% of the loan amount. For real estate loans with terms to maturity of 20 years or less and loan-to-value ratios of between 80% and 85% the Registrant may require the first 6% of the loan to be covered by private mortgage insurance. The Registrant requires fire and casualty insurance, as well as title insurance or an opinion of counsel regarding good title, on all properties securing real estate loans made by the Registrant.

     Construction Loans. The Registrant originates loans to finance the construction of single family residential property. However, construction lending is not a significant part of the Registrant's overall lending activities because of the low level of new home construction in the Registrant's primary market area. At June 30, 2002, the Registrant had $1.5 million, or 0.4%, of its total loan portfolio invested in interim construction loans. Loans for construction of single family residential property are made with either adjustable or fixed rate terms. A construction loan fee of $400 is charged for each loan. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are structured to be converted to permanent loans originated by the Registrant at the end of the construction period, which is generally six months, not to exceed 12 months.

     The Registrant's commercial loan department also originates loans for construction to contractors and entrepreneurs. These loans include loans for the construction of single-family dwellings for speculation or customized building, apartment buildings, condominiums, nonresidential structures, and loans for the renovation of existing structures. Commercial department construction loans generally have adjustable rates and proceeds are disbursed in increments as construction progresses subject to inspections. Loans for the construction of single-family spec homes are generally paid off at the maturity of the construction loan. Construction loans on commercial real estate are often structured to convert to permanent loans originated by the Registrant at the end of the construction period, which is generally 12 to 24 months. Less frequently, loans on commercial real estate projects are structured to cover the construction period only. At June 30, 2002, the Registrant had $1.8 million, or 0.4%; $15.0 million, or 3.5%; and $6.0 million, or 1.4%, respectively, of its total loan portfolio invested in loans for the construction of single-family speculation units, multi-family residential properties and nonresidential properties. These totals include participations in construction lending purchased outside the Company's primary lending area.

     Multi-Family Residential Real Estate Loans. Loans secured by multi-family real estate constituted $56.5 million or 13.5% of the Registrant's total loan portfolio at June 30, 2002, compared to $62.0 million or 14.9% of the Registrant's total loan portfolio at June 30, 2001 and $54.5 million, or 10.8% of the total loan portfolio at June 30, 2000. The Registrant's multi-family real estate loans are secured by multi-family residences, such as apartment buildings. At June 30, 2002, 25.4% of the Registrant's multi-family loans were secured by properties located within the Registrant's primary market area. At June 30, 2002, the Registrant's multi-family real estate loans had an average balance of $673,000. The terms of each multi-family loan are negotiated on a case by case basis, although such loans typically have adjustable interest rates tied to a market index or fixed rates to amortize over 10 to 20 years with a three to ten year balloon or call option.

     The Registrant's policy is to limit multi-family real estate loans to principal balances not exceeding its loan-to-one borrower limit. At June 30, 2002, the Registrant's largest multi-family real estate borrower had an aggregate principal outstanding balance of $7.0 million, which balance was within the Registrant's loan-to-one borrower limit.

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

     Commercial Real Estate Loans. Loans secured by commercial real estate constituted $81.2 million, or 19.4%, of the Registrant's total loan portfolio at June 30, 2002. By comparison, commercial real estate loans totaled $79.0 million, or 18.9%, and $54.6 million, or 10.8% of the total loan portfolio, at June 30, 2001 and 2000, respectively. The Registrant's commercial real estate loans are secured by improved property such as offices, small business facilities, and other non-residential buildings. Of the improved properties securing such commercial real estate loans at June 30, 2002, 69.9% were located within the Registrant's primary market area. Commercial real estate loans are offered with fixed and adjustable interest rates.

     The Registrant's policy is to limit commercial real estate loans to principal balances not exceeding its loan-to-one borrower limit. At June 30, 2002, the Registrant's largest commercial real estate borrower had an aggregate principal outstanding balance of $6.5 million, which balance was within the Registrant's loan-to-one borrower limit. The outstanding balance for this borrower included loans secured by a combination of commercial real estate and multi-family residential real estate.

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

     Commercial Loans. The Registrant makes commercial loans primarily in its market area to a variety of professionals, sole proprietorships and small- to medium-sized businesses. At June 30, 2002, commercial loans constituted $15.5 million, or 3.7%, of the Registrant's total loan portfolio, compared to $15.0 million, or 3.6% of the Registrant's total loan portfolio at June 30, 2001 and $8.5 million, or 1.7% of the total loan portfolio at June 30, 2000. The Registrant offers term loans for fixed assets and working capital, revolving lines of credit, letters of credit and Small Business Administration guaranteed loans. Commercial term loans are generally offered with initial fixed rates of interest for the first 1 to 3 years and with terms of up to 10 years. Business lines of credit have floating rates of interest and are payable on demand, subject to annual review and renewal. Commercial loans with variable rates of interest are generally indexed to the highest prime rate as published daily in the Wall Street Journal.

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

     As of June 30, 2002, consumer loans totaled $105.8 million, or 25.3% of the Registrant's total loan portfolio, compared to $85.8 million, or 20.5%, and $67.0 million, or 13.3%, respectively, at June 30, 2001 and 2000. The principal types of consumer loans offered by the Registrant are second mortgage loans, auto loans, home improvement loans, credit card loans, unsecured loans and loans secured by deposit accounts. Consumer loans are offered primarily on a fixed rate basis, and at June 30, 2002 had an average maturity of 78 months. The Registrant's home equity loans, second mortgage loans, and home improvement loans, are generally secured by the borrower's principal residence. At June 30, 2002, home equity loans, second mortgage loans, and home improvement loans, totaled $40.3 million, or 38.2% of consumer loans.

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

     It is expected that the Registrant's consumer loan portfolio will continue to grow during the foreseeable future, and is expected to range between 15% and 20% of assets. Consumer loans tend to have higher interest rates than residential mortgage loans, but also tend to have a higher risk of default than one-to four-family residential mortgage loans. See "Non-Performing Assets and Asset Classification" for information regarding the Registrant's loan loss experience and reserve policy.

     Mortgage-Backed Securities. The Registrant also invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof in order to reduce interest rate risk exposure and improve liquidity. These securities, which consist primarily of mortgage-backed securities issued or guaranteed by FNMA, FHLMC and GNMA, totaled $74.7 million at June 30, 2002. The Registrant's objective in investing in mortgage-backed securities varies from time to time depending upon market interest rates, local mortgage loan demand, and the Registrant's level of liquidity. The Registrant's fixed-rate mortgage-backed securities are held for investment, and management has the intent and ability to hold such securities on a long-term basis or to maturity. Adjustable rate MBS are available for sale and are carried at estimated fair value. Mortgage-backed securities have lower credit risk than direct loans because principal and interest on the securities are either insured or guaranteed by the United States Government or agencies thereof.

     Loan Solicitation and Processing. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers. Upon receipt of a loan application, a credit report is obtained to verify specific information relating to the applicant's credit standing. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is made by an independent appraiser approved by the Registrant. For those loans that are sold to investors, an automated underwriting system provided by either FNMA or FHLMC is used in many cases. On occasion, a private mortgage insurance contract underwriter approved by the investor may be used. Loans that are not sold or loans that are not underwritten by a contract underwriter are reviewed by an underwriter in the Registrant's loan department and/or at least one member of the Registrant's internal loan committee. One- to four-family residential mortgage loans with principal balances in excess of $500,000 and multi-family and commercial real estate loans with principal balances in excess of $2.0 million must be submitted by the loan department directly to the loan committee of the Board of Directors for approval. Approvals subsequently are ratified by the full Board of Directors. Fire and casualty insurance (and flood insurance, if applicable) are required at the time the loan is made and throughout the term of the loan. Once the loan is approved a loan commitment is promptly issued to the borrower.

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

     Loan Originations, Purchases and Sales. Of total loans in the Registrant's portfolio at June 30, 2002, 86.5% were originated by the Registrant or purchased through a Madison, Wisconsin mortgage banking relationship described below. The Registrant is actively involved in the origination and underwriting of the loans purchased in Madison, Wisconsin. At June 30, 2002, the Registrant had $93.5 million of loans purchased outside the Registrant's primary market area. Included in the total of loans purchased outside of the Bank's primary lending area are loans purchased from a mortgage banking firm headquartered in Madison, Wisconsin. The Bank has an exclusive agreement with this firm, which gives the Bank first right of refusal an any real estate loans generated including one- to four-family, multi-family, commercial real estate and land development loans secured by properties located primarily in the Madison, Wisconsin metropolitan area. The Bank has sold, and anticipates that it will continue to sell, participation interests in these loans to other financial institutions located in Iowa and contiguous states. At June 30, 2002, the outstanding principal balance of loans purchased under the above agreement was $65.5 million and partial interests in these balance sold to other financial institutions totaled $14.9 million.

     The following table sets forth the Registrant's gross loan originations, loans purchased and loans sold for the periods indicated.


                                                                         For the years ended June 30,
                                                             ------------------------------------------------
                                                                2002              2001             2000
                                                                ----              ----             ----
                                                                            (In Thousands)
Loans originated:
   Conventional one- to four-family real estate loans:
     Construction loans ...................................... $ 11,734          $ 12,233         $ 20,021
     Loans on existing property ..............................   11,611            20,910           31,362
     Loans refinanced ........................................   55,716            22,959            9,976

   Insured and guaranteed loans ..............................   29,320            21,147           17,325
   Multifamily and commercial real estate (1):
     Construction loans ......................................   18,183            20,344           18,023
     Loans on existing property ..............................   51,817            53,904           56,612
   Commercial loans ..........................................   16,749            23,180           12,925
   Consumer loans ............................................   77,417            57,360           45,447
                                                               --------          --------         --------
       Total loans originated ................................ $272,547          $232,037         $211,691
                                                               ========          ========         ========

Loans purchased:
   One- to four-family ....................................... $   --            $    650         $  6,491
   Multi-family and commercial real estate ...................   19,001            21,110           14,370
                                                               --------          --------         --------
       Total loans purchased ................................. $ 19,001          $ 21,760         $ 20,861
                                                               ========          ========         ========
Loans sold ................................................... $ 69,916          $ 51,028         $ 24,583
                                                               ========          ========         ========


-------------------------------------------
(1) Includes loans purchased in Madison, Wisconsin through mortgage banking relationship described above.

     Loan Commitments. The Registrant issues standby loan origination commitments to qualified borrowers primarily for the construction and purchase of residential and commercial real estate. Such commitments are made on specified terms and conditions and are made for periods of up to 60 days, during which time the interest rate is locked-in. The Registrant generally charges a loan fee based on a percentage of the loan amount. The Registrant also charges a commitment fee of $300 for single-family residential properties if the borrower receives the loan from the Registrant. Commitment fees are generally not charged for multi-family and commercial real estate properties. At June 30, 2002, the Registrant had commitments to originate and purchase $31.5 million of loans. The Registrant's experience has been that few commitments expire without being funded by the Registrant.

     Loan Origination and Other Fees. In addition to interest earned on loans, the Registrant generally receives loan origination fees. To the extent that loans are originated or acquired for the Registrant's portfolio, the Registrant defers loan origination fees and costs and amortizes such amounts as yield adjustments over the life of the loans using the interest method of amortization. Fees and costs deferred are recognized into income immediately upon the sale of the related loan. At June 30, 2002, the Registrant had $1.5 million of deferred loan fees.

     In addition to loan origination fees, the Registrant also receives other fees and service charges that consist primarily of late charges and loan servicing fees on loans sold. The Registrant recognized other fees and service charges on loans that totaled $1.8 million, $969,000 and $568,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

     Loan origination and commitment fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

     Loans to One Borrower. Under federal law, savings associations are subject to the same limits as those applicable to national banks, which limit loans to one borrower to the greater of $500,000 or 15% of unimpaired capital and unimpaired surplus and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At June 30, 2002, the Registrant's largest borrower had aggregate loans outstanding from the Registrant of $7.0 million, or 13.4% of the Registrant's unimpaired capital and surplus. Including this borrower, there were 32 borrowers each with aggregate loans outstanding at June 30, 2002 in excess of $3.0 million.

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

     The multi-family real estate loan delinquency rate (loans 60 days or more past due as a percentage of total multi-family real estate loans) was 5.5% at June 30, 2002, primarily due to a loan secured by an assisted living facility in Madison, Wisconsin that is currently not producing sufficient cash flow for debt service. Commercial real estate and commercial business loan delinquency rates (loans 60 days or more past due as a percentage of total commercial real estate and commercial business loans) increased in the last fiscal year to 1.9% from 1.5% due to a negative change in economic conditions in parts of the Registrant's market area. Management continues to use aggressive collection and foreclosure efforts to protect the Registrant's assets. In addition, the Registrant continues to tighten asset quality requirements in response to negative economic indicators.

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

     At June 30, 2002, the Registrant's total of real property acquired as the result of foreclosure or by deed in lieu of foreclosure was $85,000 compared to a total of $130,000 at June 30, 2001. The Registrant had no allowance for losses on real estate owned as of June 30, 2002 and 2001.

     In addition, the Company had repossessed automobiles, boats and trailers with an estimated fair value less cost to sell that totaled $325,000 at June 30, 2002.

     Non-Performing Loans. The following table sets forth information regarding non-accrual loans, accrual loans and other non-performing assets at the dates indicated:

                                                                               At June 30,
                                                                -------------------------------------------
                                                                   2002            2001            2000
                                                                   ----            ----            ----
                                                                          (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
   One-to four family residential ..............................$  527            $   --            $   --
   Commercial real estate ...................................... 3,681                --                15
   Commercial business .........................................   584             1,094                --
   Consumer ....................................................   314              --                  --
     Total ..................................................... 5,106             1,094                15

Loans accounted for on an accrual basis (1)(2):
   One-to four family residential ..............................   780               970             1,187
   Multi-family residential ....................................  --                --                 547
   Commercial real estate ......................................  --                 233               247
   Consumer ....................................................   305               363               112
     Total ..................................................... 1,085             1,566             2,093
   Total non-performing loans .................................. 6,191             2,660             2,108
   Other non-performing assets (3) (4) .........................   410               130                65
     Total non-performing assets ...............................$6,601            $2,790            $2,173

Non-performing loans as a percentage of total loans ............  1.48%             0.64%             0.42%
Non-performing loans as a percentage of total assets ...........  0.95%             0.40%             0.29%
Non-performing loans and real estate owned to total loans
   and real estate owned .......................................  1.58%             0.67%             0.43%
Non-performing assets as a percentage of total assets ..........  1.01%             0.42%             0.30%

----------------------------------------------
(1)  Includes all loans 90 days or more contractually delinquent.
(2) Delinquent FHA/VA guaranteed loans and delinquent loans with past due interest that, in the opinion of management, is collectible, are not placed on non-accrual status.
(3) Represents the net book value of real property acquired by the Registrant through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is carried at the lower of cost or fair market value less estimated costs of disposition.
(4) For fiscal 2002, includes repossessed automobiles, boats and trailers carried at the lower of cost or fair market value less estimated costs of disposition. Total carrying amount was $325,000 at June 30, 2002.

     The following table sets forth information with respect to the Registrant's delinquent loans and other problem assets at June 30, 2002.


                                                                                    At June 30, 2002
                                                                                    ----------------
                                                                                Balance         Number
                                                                                -------         ------
                                                                                     (In Thousands)
Residential real estate:
   Loans past due 60-89 days ..............................................      $  798           19
   Loans past due 90 days or more .........................................       1,307           27
Multi-family real estate:
   Loans past due 60-89 days ..............................................         243            1
   Loans past due 90 days or more .........................................       2,857            1
Commercial real estate:
   Loans past due 60-89 days ..............................................         495            4
   Loans past due 90 days or more .........................................         744            3
Commercial business:
   Loans past due 60-89 days ..............................................          83            5
   Loans past due 90 days or more .........................................         484            2
Consumer loans:
   Loans past due 60-89 days ..............................................         311           45
   Loans past due 90 days or more .........................................         619           71
Foreclosed real estate and repossessions ..................................         410           25
Other non-performing assets ...............................................         180            3
Restructured loans not included in other nonperforming categories above ...        --             --
Loans to facilitate sale of real estate owned .............................        --             --


     Classified Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but such assets possess some weaknesses, are required to be designated "special mention" by management.

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

     At June 30, 2002, the aggregate amount of the Registrant's classified assets, and of the Registrant's general and specific loss allowances were as follows:

                                                     June 30, 2002
                                                     (In Thousands)

Substandard assets................................. $    8,911
Doubtful assets....................................        708
Loss assets........................................         17
     Total classified assets....................... $    9,636

General loss allowances............................      4,567
Specific loss allowances...........................         17
     Total allowances.............................. $    4,584



     A summary of the Registrant's principal classified assets is as follows.

     Over a five-year period the Registrant originated loans totaling approximately $2.8 million to an industrial metals recycler, that experienced declining prices for its product in a generally weaker market in the most recent two years, as well as unfavorable weather conditions that impeded recycling operations to a greater extent than is normally expected. During fiscal 2002, the Registrant charged off balances totaling $2.2 million due to uncollectibility. The Registrant is in the process of liquidating collateral assigned to this loan. At June 30, 2002 the remaining book balance of the loans totaled $475,000. The Registrant expects no further losses related to this credit.

     Another borrower, involved in the construction of agriculture-related structures, had experienced an instance of alleged employee fraud and unfavorable weather conditions that delayed completion of construction projects. At June 30, 2002, the total loan balance was $1.3 million. Due to continuing cash flow problems associated with the agricultural industry, $454,000, or 34.2%, of the loan balance was classified `doubtful' at June 30, 2002 and the remaining balance was classified `substandard'.

     In August 2000, the Registrant originated a $3.3 million loan secured by a newly constructed assisted living facility located in Madison, Wisconsin. The facility continues to experience cash flow problems due to lower-than-normal occupancy rates as compared to similar facilities in the Madison market area. The loan was classified "substandard" at June 30, 2002. The total loan balance at June 30, 2002 was $2.9 million. A new management company was engaged in Spring 2001 however, the occupancy rate has not improved and cash flow currently does not support debt service. The Registrant has commenced foreclosure on this property.

     The Registrant originated a loan to a commercial contractor in the Registrant's primary market area that specializes in excavating. The borrower experienced cash flow problems due to losses incurred on a large out-of-state contract in 2001. At June 30, 2002, the total loan balance was $949,000 and the loan was current. Due to continuing cash flow concerns, the loan was classified `substandard' at June 30, 2002.

     The Registrant originated loans to a commercial borrower in Madison, Wisconsin that totaled $1.4 million at June 30, 2002. Balances totaling $400,000 were sold to other investors. A review of the credit indicates a probable shortfall in liquidation value of the collateral. The loans were classified 'special mention' at June 30, 2002. The loans were current at June 30, 2002.

     Allowance for Loan Losses. The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans. As part of this process, an independent loan review department was established during fiscal 2002. The allowance for losses on loans is based on management's current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectibility as of the reporting date. Such evaluation, which includes a review of all loans on which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience, management's knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an allowance for loan losses. Management calculates the allowance for loan losses based on asset type, as follows: 100% of portions of loan balances classified as loss, 30% to 75% of portions of loan balances classified as doubtful, 5% to 40% of portions of loan balances classified as substandard, and 0% to 15% of portions of loan balances classified as special mention. Management calculates additional allowances for loan losses, based on historical loss experience, on loans not classified in the categories delineated above, as follows: .25% for mortgage loans, 1.0% for multi-family and commercial real estate loans and consumer loans, and 1.5% for commercial business loans.

     The breakdown of general loss allowances and specific loss allowances is made for regulatory accounting purposes only. While both general and specific loss allowances are charged against earnings, general loan loss allowances are added back to GAAP capital in computing risk-based capital under OTS regulations. The financial statements of the Registrant are prepared in accordance with GAAP and, accordingly, provisions for loan losses are based on management's estimate of net realizable value or fair value of the collateral, as applicable. The Registrant regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of reserves.

     During fiscal 2002, 2001 and 2000, the Registrant credited $3.8 million, $5.2 million and $554,000, respectively, to the allowance for loan losses. Management periodically reviews the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. There can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future and that additional provisions for loan losses will not be required.

     Analysis of the Allowance for Loan Losses. The following table sets forth information regarding the Registrant's allowance for loan losses at the dates indicated.

                                                                            At or for years ended June 30,
                                                                 --------------------------------------------------
                                                                       2002              2001             2000
                                                                                (Dollars in Thousands)

Total loans outstanding......................................     $     423,843    $     422,851     $     509,681
Average loans outstanding....................................           422,805          484,911           480,377

Allowance balance (at beginning of period)...................             4,737            3,394             3,135
Provision:
   Residential...............................................                60              240                80
   Commercial real estate....................................             1,019            1,120               224
   Commercial business.......................................             2,000            3,560                --
   Consumer..................................................               755              235               250
Charge-offs:
   Residential...............................................                (5)              --                (5)
   Commercial real estate....................................              (697)             (70)              (30)
   Commercial business.......................................            (2,640)          (3,551)               --
   Consumer..................................................              (858)            (269)             (346)
Recoveries...................................................               213               78                86
Allowance balance (at end of period).........................     $       4,584    $       4,737     $       3,394

Allowance for loan losses as a percent of total loans
outstanding..................................................              1.08%            1.12%             0.67%
Net loans charged off as a percent of average loans outstanding            0.94%            0.79%             0.06%



Investment Activities

     The Registrant's portfolio of investment securities, excluding investments in mortgage-backed securities, totaled $80.9 million, $93.3 million and $111.8 million, respectively, at June 30, 2002, 2001 and 2000. The purpose of the Registrant's investment portfolio is to (i) improve the Registrant's interest rate sensitivity gap by reducing the average term to maturity of the Registrant's assets, (ii) improve liquidity, and (iii) effectively reinvest funds generated from amortization and prepayment on the Registrant's traditional loan portfolio.

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

     Investment Portfolio. The following table sets forth the carrying value of the Registrant's investment securities portfolio, short-term investments and FHLB stock, at the dates indicated. At June 30, 2002, the Registrant's FHLB stock yielded 3.00%. At June 30, 2002, the fair value of the Registrant's investment securities - held to maturity portfolio was $25.0 million.

                                                                         At June 30,
                                                      ----------------------------------------------
                                                             2002           2001           2000
                                                             ----           ----           ----
                                                                       (In Thousands)
Investment securities - held to maturity:
   U.S. Government and agency securities                 $      9,993   $      2,878   $      3,118
   Other securities                                            14,816          9,160          7,516
      Total investment securities held to maturity       $     24,809   $     12,038   $     10,634

Investment securities - available for sale:
   U.S. Government and agency securities                 $         --   $     61,748   $     89,165
   Other securities                                            56,089         19,558         11,976
      Total investment securities available for sale     $     56,089   $     81,306   $    101,141
      Totals                                             $     80,898   $     93,344   $    111,775

Interest-bearing deposits                                $        103   $     57,708   $      3,555
FHLB stock                                                      5,038          9,469          8,929
      Total investments                                  $     86,039   $    160,521   $    124,259



Investment Portfolio Maturities

     The table below sets forth the scheduled maturities, carrying values, and average yields for the Registrant's investment securities at June 30, 2002.

                                                                                                            Total investment
                         One year or less    One to five years    Five to ten years   More than ten years      securities
                         ----------------    -----------------    -----------------   -------------------      ----------
                        Carrying  Average    Carrying  Average   Carrying   Average   Carrying  Average    Carrying  Average
                         Value      Yield     Value     Yield      Value     Yield     Value      Yield     Value      Yield
                         -----      -----     -----     -----      -----     -----     -----      -----     -----      -----
Investment
   securities-held to
   maturity (1).......  $  3,922     6.39%   $ 14,205     3.80%  $  2,576      6.83%  $  4,106     7.25%   $ 24,809     5.09%
Investment
   securities-available
   for sale...........    45,312     3.39%         --      --       5,326      7.09%     5,451     3.12%     56,089     3.72%
                          ------     ----      -----      ----      -----      ----      -----     ----      ------     ----
Total Investment
   securities.........  $ 49,234     3.63%   $ 14,205     3.80%  $  7,902      7.00%  $  9,557     4.89%   $ 80,898     4.14%
                        ========     ====    ========     ====   ========      ====   ========     ====    ========     ====


-------------------------------------------

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

     Deposit Portfolio. Savings and other deposits in the Registrant as of June 30, 2002, are composed of the following:

                                                                                                  Percentage
 Weighted Average                                                        Minimum                   of Total
 Interest Rate(1)    Minimum Term               Category                 Amount       Balances      Deposits
 ----------------    ------------               --------                 ------       --------      --------

                                     Noninterest bearing checking
          0.00%          None        accounts                            $ None     $    21,130          4.47%
                                     Interest bearing checking
          0.43%          None        accounts                             200            55,255         11.69%
          0.94%          None        Money Market Plus accounts           200             8,966          1.90%
          1.76%          None        Money Market Select accounts        10,000          99,225         20.97%
          0.42%          None        Savings accounts/Club accounts       10/5           31,323          6.63%
          0.40%          None        Unredeemed certificates             1,000            6,062          1.28%
          4.55%      6 to18 months   Fixed term, fixed rate (2)          1,000           57,599         12.19%
          5.57%     14 to 36 months  Fixed term, fixed rate (2)          1,000           53,199         11.26%
          5.67%     42 to 48 months  Fixed term, fixed rate (2)          1,000           14,758          3.12%
          5.55%     6 to 48 months   Fixed term, fixed rate IRA (2)       100            25,355          5.36%
          2.24%      3 to 6 months   Fixed term, fixed rate (3)        100/1,000         13,929          2.95%
          2.96%     7 to 12 months   Fixed term, fixed rate (3)        100/1,000         18,553          3.93%
          3.65%         2 years      Fixed term, fixed rate (3)        100/1,000          7,891          1.67%
          1.80%         2 years      Fixed term, variable rate IRA        100             1,048          0.22%
          4.41%        2.5 years     Fixed term, fixed rate              1,000            1,921          0.41%
          3.91%        2.5 years     Fixed term, option rate (4)         1,000            1,714          0.36%
                       34 and 35
          5.56%         months       Change up term and rate (5) (6)     1,000           10,731          2.27%
          4.43%         3 years      Fixed term, fixed rate (3)        100/1,000         23,758          5.03%
          4.72%         4 years      Fixed term, fixed rate              1,000            3,821          0.81%
          5.73%        58 months     Fixed term, fixed rate              1,000            5,393          1.14%
          4.90%         5 years      Fixed term, fixed rate              1,000            8,910          1.89%
          5.10%         6 years      Fixed term, fixed rate              1,000            1,088          0.23%
          5.45%         8 years      Fixed term, fixed rate              1,000            1,019          0.22%

          2.97%                                                                         472,648        100.00%


---------------------------------------------------
(1)  Yield rates for fixed term, fixed rate certificates.
(2) During fiscal 2001 and a portion of fiscal 2002, the Company offered special certificates that allowed the customer to select any term within the listed range for that product.
(3) Individual retirement accounts (IRAs) are offered for this term. The minimum for IRAs is $100 and the minimum for other certificates is $1,000. The minimum for additions to IRAs is $25, while the minimum for additions to other certificates is $1,000.
(4) The rate on the option rate certificate may be changed once during the term to the currently offered rate at the certificate holder's option.
(5) The certificate holder may change to another certificate product on the first and/or second anniversary. This product was discontinued during fiscal 2002.
(6)  Individual retirement accounts are offered for 35-month terms.

     The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Registrant between the dates indicated.


                            Balance at               Increase   Balance at               Increase  Balance at            Increase
                          June 30,2002  %Deposits  (Decrease) June 30, 2001  %Deposits  (Decrease) June 30, 2000 %Deposits(Decrease)
                          ------------  ---------  ------------------------  ---------  --------------------------------------------
                                                                        (Dollars in Thousands)

Checking accounts ..............$  76,385    16.16%     6,051   $  70,334     14.39%     (2,130)    $  72,464      15.37%   12,372
Savings accounts ...............   31,323     6.63%     3,424      27,899      5.71%       (940)       28,839       6.11%   (6,270)
Money market accounts ..........  108,191    22.90%    24,187      84,004     17.19%      6,639        77,365      16.40%   (4,588)
Option rate certificates (1) ...    1,714     0.36%        63       1,651      0.34%       (370)        2,021       0.43%     (302)
Change up certificates (2) .....    7,713     1.63%       442       7,271      1.49%     (3,338)       10,609       2.25%      617
6 to 36 month special (3) ......  110,796    23.45%  ( 74,785)    185,581     37.96%     68,912       116,669      24.74%  116,669
42 to 48 month special (3) .....   14,758     3.12%     6,688       8,070      1.65%      3,448         4,622       0.98%    4,622
3 through 11 month certificates    13,395     2.83%    10,770       2,625      0.54%     (9,340)       11,965       2.54%  (27,180)
12 through 18 month certificates   12,921     2.73%     8,613       4,308      0.88%    (13,464)       17,772       3.77%  (40,655)
19 through 30 month certificates    8,038     1.70%       554       7,484       1.53%    (19,367)       26,851       5.69%  (26,399)
32 and 36 month certificates ...    5,467     1.16%      (149)      5,616      1.15%     (2,480)        8,096       1.72%  (12,641)
45 and 48 month certificates ...    3,729     0.79%    (2,473)      6,202      1.27%     (4,814)       11,016       2.34%   (1,658)
58 through 96 month certificates   16,410     3.47%     1,416      14,994      3.07%     (3,455)       18,449       3.91%   (7,232)
IRA certificates ...............   55,746    11.79%    (2,105)     57,851     11.84%       (417)       58,268      12.35%   (5,510)
Other certificates .............    6,062     1.28%     1,244       4,818      0.99%     (1,802)        6,620       1.40%    5,612
                                ---------   ------   --------   ---------    ------      ------     ---------     ------     -----
                                $ 472,648   100.00%  ( 16,060)  $ 488,708    100.00%     17,082     $ 471,626     100.00%    7,457
                                =========   ======   ========   =========    ======      ======     =========     ======     =====


-----------------------------------------------------
(1) This certificate is a 30-month certificate, during which term the rate may be changed to a currently offered rate, once, at the customer's option.
(2) This certificate is a 34-month certificate, during which term the certificate may be changed to a product with a different term and/or rate on the first and/or second anniversary of the opening of the certificate. This product was discontinued in fiscal 2002.
(3) During fiscal 2002, 2001 and 2000, the Company offered special certificates that allowed the customer to select any term within the listed range for that product. These special certificates are not automatically renewable.

Time Deposits by Rates

     The following table sets forth the time deposits in the Registrant classified by rates as of the dates indicated.


                                                                      At June 30,
                                               ------------------------------------------------------
                                                        2002             2001              2000
                                                        ----             ----              ----

        4% or less.........................    $        93,812   $        11,798   $        20,344
        4.01% - 6.00%......................             92,414           140,152           157,222
        6.01% - 8.00%......................             70,523           154,522           115,391
        ----    ----                           ---------------   ---------------   ---------------
                                               $       256,749   $       306,472   $       292,957
                                               ===============   ===============   ===============



     Time Deposit Maturity Schedule. The following table sets forth the amount and maturities of certificates of deposit at June 30, 2002.

                                                                        Amount due
                                        --------------------------------------------------------------------------
                                          Less than
                                          one year        1-2 years       2-3 years    After 3 years        Total
                                          --------        ---------       ---------    -------------        -----

4% or less.........................     $      70,886  $      14,721   $       7,321  $         884   $      93,812
4.01% - 6.00%......................            48,804         15,896          12,817         16,897          92,414
6.01% - 8.00%......................            57,906         12,550              67             --          70,523
                                        -------------  -------------   -------------  -------------   -------------
                                        $     175,596  $      43,167   $      20,205  $      17,781   $     256,749
                                        =============  =============   =============  =============   =============






     Certificates of Deposit $100,000 and Over. The following table indicates the amount of the Registrant's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of June 30, 2002.


                                 Maturity Period                            Certificates of Deposits
                                 ---------------                            ------------------------
                                                                                 (In Thousands)

         Three months or less................................................       $   10,810
         Three through six months............................................            4,250
         Six through twelve months...........................................            4,580
         Over twelve months..................................................            6,160
                                                                                    ----------
              Total..........................................................       $   25,800
                                                                                    ==========


     Deposit Activity. The following table sets forth the savings activities of the Registrant for the periods indicated:

                                                                   At June 30,
                                                       2002           2001           2000
                                                                 (In Thousands)

        Deposits transferred on sale of branch.    $    (8,900)   $        --    $        --
        Net withdrawals in excess of deposits..        (26,644)        (7,111)       (12,624)
        Interest credited......................         19,669         24,193         20,080
                                                    -----------    -----------    -----------
           Net increase (decrease) in deposits.    $   (15,895)   $    17,082    $     7,456
                                                   ===========    ===========    ===========



     Borrowings. Savings deposits are the primary source of funds for the Registrant's lending and investment activities and for its general business purposes. The Registrant, if the need arises, may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Registrant's stock in the FHLB and a portion of the Registrant's first mortgage loans. At June 30, 2002, 2001 and 2000, the Registrant had $99.1 million, $89.1 million and $174.0 million, respectively, of advances outstanding from the FHLB.

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

     The following table sets forth certain information regarding borrowings by the Registrant at the end of and during the periods indicated.


                                                                             At June 30,
                                                              -----------------------------------------
                                                               2002              2001             2000
                                                               ----              ----             ----

Weighted average rate paid
  on FHLB advances..........................................   5.22%            5.81%             6.13%
Rate paid on ESOP borrowing.................................   7.00%            7.00%             7.00%


                                                                       During the Years Ended June 30,
                                                              -----------------------------------------
                                                                 2002           2001           2000
                                                                 ----           ----           ----
                                                                          (Dollars in Thousands)

Maximum amount of FHLB advances outstanding at any month end  $  99,065     $  185,600    $  174,500
Approximate average FHLB advances outstanding                    88,974        149,756       156,271
Approximate weighted average rate paid on FHLB advances            5.63%          6.14%         5.95%
Approximate average ESOP borrowing outstanding                $   1,507     $    1,630    $    1,757
Average rate paid on ESOP borrowing                                7.00%          7.00%         7.00%



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

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank's unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Bank's maximum loans to one borrower limit was $7.0 million at June 30, 2002. As of June 30, 2002, the Bank was in compliance with its loans-to-one-borrower limitations.

     Qualified Thrift Lender Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly average basis in 9 out of every 12 months. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of June 30, 2002, the Bank maintained 77.4% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution, such as the Bank, that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters; provided that the institution would not be undercapitalized, as that term is defined in the OTS Prompt Corrective Action regulations, following the capital distribution. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully-phased in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. As of June 30, 2002, the Bank was a "well-capitalized" institution.

     Liquidity. The Bank is required to maintain sufficient liquidity to assure its safe and sound operation. The Bank's average liquidity ratio for the quarter ended June 30, 2002, was 31.6%.

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

     The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations generally require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans, that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain approval procedures to be followed. At June 30, 2002, the Bank was in compliance with the regulations.

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

     At June 30, 2002, the Bank exceeded each of the three OTS capital requirements on a fully phased-in basis. Set forth below is a summary of the Bank's compliance with the OTS capital standards as of June 30, 2002.



                                                                         At June 30, 2002
                                                                ------------------------------
                                                                                   Percent of
                                                                      Amount       Assets (1)
                                                                      ------       ----------
                                                                      (Dollars in Thousands)
   Tangible capital:
      Capital level................................................$  47,855           7.62%
      Requirement..................................................    9,418           1.50%
      Excess.......................................................   38,437           6.12%
      To be well capitalized under prompt
        corrective action provisions...............................      N/A            N/A
   Core capital:
      Capital level................................................   47,855           7.62%
      Requirement .................................................   18,836           3.00%
      Excess.......................................................   29,019           4.62%
      To be well capitalized under prompt
        corrective action provisions...............................   31,393           5.00%
   Fully phased-in risk-based capital:
      Capital level................................................   52,434          12.66%
Requirement .......................................................   33,138           8.00%
      Excess.......................................................   19,296           4.66%
      To be well capitalized under prompt
        corrective action provisions...............................   41,423          10.00%

---------------------------------------
(1)  Tangible  and  core  capital  levels  are  calculated  on  the  basis  of a
     percentage  of  total  adjusted  assets;   risk-based  capital  levels  are
     calculated on the basis of a percentage of risk-weighted assets.

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

Federal Home Loan Bank System

     The Bank, as a federal association, is required to be a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of June 30, 2002, the Bank was in compliance with this requirement. The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2002, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

Sarbanes-Oxley Act of 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although management anticipates that the Registrant will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on the Registrant's results of operations or financial condition.

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

     As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations will be able to convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. Any post-1987 reserves will be subject to recapture, regardless of whether or not a particular thrift intends to convert its charter, be acquired, or diversify its activities. The recapture tax on post-1987 reserves is assessed in equal installments over the six year period beginning in 1996. However, if a thrift meets a minimum level of mortgage lending test (i.e., if the thrift's level of mortgage lending activity (re-financings and home equity loans do not count) is equal to or exceeds its average mortgage lending activity for the six years preceding 1996, adjusted for inflation), then the thrift may suspend its tax bad debt recapture for the 1996 and 1997 tax years. At June 30, 2002, the Bank had a balance of approximately $200,000 of bad debt reserves in retained income that would be recaptured under this legislation.

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

     The Registrant has not been audited by the Internal Revenue Service for the past eleven years. For additional information regarding taxation, see Note 11 of Notes to Consolidated Financial Statements.

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

     Delaware Taxation. Delaware franchise taxes are imposed on the Registrant. Two methods are provided for calculating the tax and the lesser tax is payable. The first method is based on authorized number of shares. The tax under this method is $90.00 for the first 10,000 authorized shares plus $50.00 for each additional 10,000 shares or part thereof. The second method is based on assumed par value capital. The tax rate under this method is $200 per $1,000,000 or portion thereof of assumed par value capital. "Assumed par" is computed by dividing total gross assets by total issued shares (including treasury shares). "Assumed par value capital" is calculated by multiplying the lesser of "assumed par" or stated par value by total authorized shares. For fiscal 2002 the Registrant recorded Delaware franchise tax expense of $42,000 and submitted payments that totaled $39,900.

ITEM 2 PROPERTIES

     The Company conducts its business through its main office located in Sioux City, Iowa, and 15 branch offices located in the market area. The following table sets forth certain information concerning the main office and each branch office of the Registrant at June 30, 2002. The aggregate net book value of the Registrant's premises and equipment was $13.8 million at June 30, 2002.

                                                                            Owned                    Lease
                                                     Year                    or                    Expiration
                                              Opened or Acquired           Leased                    Date
                                              ------------------           ------                    ----

329 Pierce Street                                    1988                   Owned                   --
Sioux City, Iowa 51102

924 Pierce Street                                    1991                   Owned                   --
Sioux City, Iowa 51101




2727 Hamilton Blvd.                                  1981                   Owned                   --
Sioux City, Iowa 51104

301 Plymouth St., N.W.                               1990                   Owned                   --
Le Mars, Iowa 51031

3839 Indian Hills Dr.                                1978                   Owned                   --
Sioux City, Iowa 51104

921 Iowa Avenue                                      1972                   Owned                   --
Onawa, Iowa 51040

1201 2nd Avenue                                      1976                   Owned                   --
Sheldon, Iowa 51201

4211 Morningside Avenue                              1965                   Owned                   --
Sioux City, Iowa 51106

104 1st Street, S.E.                                 1974                   Owned                   --
Orange City, Iowa 51041

4701 Singing Hills Blvd.
Sioux City, Iowa 51106                               1995                   Owned                   --

2738 Cornhusker Drive
South Sioux City, Nebraska 68776                     1998                   Owned                   --

                                             CENTRAL IOWA DIVISION

1025 Main Street                                     1998                   Owned                   --
Grinnell, Iowa 50112

123 W. 2nd Street, North                             1999                   Owned                   --
Newton, Iowa 50208

1907 1st Avenue E.                                   1999                   Owned                   --
Newton, Iowa 50208

108 E. Washington                                    1999                   Owned                   --
Monroe, Iowa 50170

3900 Westown Parkway                                 1999                   Owned                   --
West Des Moines, Iowa 50266


     The Registrant's accounting and record keeping activities are maintained on an in-house data processing system. The Registrant owns data processing equipment it uses for its internal processing needs. The net book value of such data processing equipment and related software at June 30, 2002, was $538,000.

ITEM 3 LEGAL PROCEEDINGS
------------------------

     There are various claims and lawsuits in which the Registrant is periodically involved incident to the Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------

No matters were submitted during the fourth quarter of fiscal 2002 to a vote of security holders.


                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------------------

     The back inside cover page of the Annual Report to Stockholders is herein incorporated by reference.


ITEM 6 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
-----------------------------------------------------

     Pages 1 through 3 of the Annual Report to Stockholders are herein incorporated by reference.

ITEM 7 MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
-------------------  ------------------------------------  ---------------------
     OF OPERATIONS
     -------------

     Pages 4 through 16 of the Annual Report to Stockholders are herein incorporated by reference.

ITEM 8 FINANCIAL STATEMENTS
---------------------------

     Pages 17 through 50 of the Annual Report to Stockholders are herein incorporated by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
--------------------------------------------------------------------------------
     DISCLOSURE
     ----------

     There were no changes in or disagreements with accountants in the Registrant's accounting and financial disclosure during fiscal 2002.


                                    PART III

ITEM 10 DIRECTORS AND OFFICERS OF THE REGISTRANT
------------------------------------------------

          Information concerning Directors of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 20, 2002.

ITEM 11  EXECUTIVE COMPENSATION
-------  ----------------------

     Information concerning executive compensation is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 20, 2002. In addition, the Registrant has adopted four equity-based compensation plans: the First Federal Savings Bank of Siouxland 1992 Incentive Stock Option Plan (the "1992 Stock Option Plan"), the 1992 Stock Option Plan for Outside Directors (the "Directors' Plan"), the 1999 Stock Option Plan (the "1999 Stock Option Plan") and the 1999 Recognition and Retention Plan (the "1999 Recognition Plan").

     Set forth below is certain information as of June 30, 2002 regarding equity-based compensation plans:


================================ ========================= ========================= ========================
                                 Number of securities to
                                 be issued upon exercise                              Number of securities
                                  of outstanding options       Weighted average        remaining available
                                        and rights              exercise price       for issuance under plan
================================ ========================= ========================= ========================
================================ ========================= ========================= ========================
1992 Stock Option Plan (1)                   12,755                   $14.22                       --
Directors' Plan (1)                             823                    20.34                       --
1999 Stock Option Plan                      206,700                     9.21                   43,100
1999 Recognition Plan                        36,400                     N/A                     6,250
-------------------------------- ------------------------- ------------------------- ------------------------
   Total                                    256,678                                            49,350
================================ ========================= ========================= ========================

--------------------------------

(1) The 1992 Stock Option Plan and the Directors' Plan ended July 13, 2002. Any securities remaining available for issuance under the plans expired as of July 13, 2002.
N/A: Not applicable.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
----------------------------------------------------------------------

          Information concerning security ownership of certain owners and management is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 20, 2002.

ITEM 13 CERTAIN TRANSACTIONS
----------------------------

     Information concerning relationships and transactions is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 20, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

     (a)(1) Financial Statements

     The following information appearing in the Registrant's Annual Report to Stockholders for the year ended June 30, 2002, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

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
  Statements

     With the exception of the aforementioned information, the Registrant's Annual Report to Stockholders for the year ended June 30, 2002 is not deemed filed as part of this Annual Report on Form 10-K.

     (a)(2) Financial Statement Schedules
     ------------------------------------

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.


     (a)(3) Exhibits
     ---------------

                                                                 Sequential Page
                                                               Reference to Prior              Number Where
                                                                Filing or Exhibit            Attached Exhibits
Regulation S-K                                                   Number Attached            Are Located in This
Exhibit Number                      Document                          Hereto                 Form 10_K Report
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

        12                  Statement re: computation                  Not                    Not Applicable
                                    of ratios                       required

        13                      Annual Report to                       13                       Exhibit 13
                                Security Holders

        16                    Letter re: change in
                                   certifying                                                 Not Applicable
                                   accountants                        none

        18                    Letter re: change in
                              accounting principles                   None                    Not Applicable

        19                     Previously unfilled
                                    documents                         None                    Not Applicable

        22                 Subsidiaries of Registrant                  22                       Exhibit 22

        23                 Published report regarding                 None                    Not Applicable
                          matters submitted to vote of
                                security holders

        24                Consent of Independent Auditors              24                       Exhibit 24
                                 and Counsel

        25                      Power of Attorney                      Not                    Not Applicable
                                                                    Required

        28                     Additional Exhibits                    None                    Not Applicable

        29                  Information from reports                  None                    Not Applicable
                               furnished to state
                              insurance regulatory
                                   authorities

       99.1                    Additional Exhibit                     99.1                     Exhibit 99.1

         (b)      Reports on Form 8-K:


     On August 23, 2002, the Registrant filed a report on Form 8-K relating to a share repurchase program.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  FIRST FEDERAL BANKSHARES, INC.


Date:    September 30, 2002                       By:  /s/ Barry E. Backhaus
                                                       -------------------------
                                                       Barry E. Backhaus
                                                       President and
                                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:      /s/ Barry E. Backhaus                               By:      /s/ Katherine A. Bousquet
         ----------------------------------------------               -----------------------------------
         Barry E. Backhaus                                            Katherine A. Bousquet
         President and Chief Executive Officer                        Vice President and Treasurer
         and Chairman of the Board (Principal                         (Principal Financial and Accounting
         Executive Officer)                                           Officer)

Date:    September 25, 2002                                  Date:    September 25, 2002


By:      /s/ Jon G. Cleghorn                                 By:      /s/ David S. Clay
         -------------------------------------------------            -----------------------------------
         Jon G. Cleghorn                                              David S. Clay
         Executive Vice President, Chief Operating Officer            Director
         and Director

Date:    September 25, 2002                                  Date:    September 25, 2002


By:      /s/ Gary L. Evans                                   By:      /s/ Allen J. Johnson
         -----------------                                            -----------------------------------
         Gary L. Evans                                                Allen J. Johnson
         Director                                                     Director

Date:    September 25, 2002                                  Date:    September 25, 2002


By:      /s/ Steven L. Opsal                                 By:      /s/ David Van Engelenhoven
         -------------------------------------------------            -----------------------------------
         Steven L. Opsal                                              David Van Engelenhoven
         Executive Vice President and Director                        Director

Date:    September 25, 2002                                  Date:    September 25, 2002


By:      /s/ Harland D. Johnson
         -------------------------------------------------
         Harland D. Johnson
         Director

Date:    September 25, 2002


                      Certification pursuant to Rule 13a-14
               of the Securities Exchange Act of 1934, as Amended,
                             as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002


I, Barry E. Backhaus, Chief Executive Officer of First Federal Bankshares, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of First Federal Bankshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.


September 30, 2002                                       /s/ Barry E. Backhaus
------------------------                                 -----------------------
Date                                                     Barry E. Backhaus
                                                         Chief Executive Officer

                   Certification pursuant to Rule 13a-14
               of the Securities Exchange Act of 1934, as amended,
                             as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002


I, Katherine A. Bousquet, Chief Financial Officer of First Federal Bankshares, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of First Federal Bankshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.


September 30, 2002                                   /s/ Katherine A. Bousquet
------------------------                             -------------------------
Date                                                 Katherine A. Bousquet
                                                     Chief Financial Officer

First Federal Bank
Equity Services, Inc.
Mid-Iowa Security Corp.