Form 10-Q
period 2002-09-30
FIRST FEDERAL BANKSHARES INC
filed 2002-11-13
CIK 1075348

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ________________________________

                                    FORM 10-Q

[Mark One]

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

  [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)OF THE SECURITIES
          EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at November 8, 2002
              -----                             -------------------------------
  (Common Stock, $.01 par value)                           4,118,869

                         FIRST FEDERAL BANKSHARES, INC.


                                      INDEX



                                                                        Page

Part I.     Financial Information
   Item I.  Financial Statements of First Federal
                     Bankshares, Inc. and Subsidiaries                    1

            Condensed Consolidated Balance Sheets
            at September 30, 2002 and June 30, 2002                       1

            Condensed Consolidated Statements of Operations
            for the three-month periods ended
            September 30, 2002 and 2001                                   2

            Condensed Consolidated Statements of Changes in
            Stockholders' Equity for the three-month periods
            ended September 30, 2002 and 2001                             3


            Condensed Consolidated Statements of Comprehensive
            Income for the three-month periods ended
            September 30, 2002 and 2001                                   4


            Condensed Consolidated Statements of Cash Flows
            for the three-month periods ended
            September 30, 2002 and 2001                                   5

            Notes to Condensed Consolidated Financial Statements          6


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 8

   Item 3.  Quantitative and Qualitative Disclosures About               14
            Market Risk

   Item 4.  Controls and Procedures                                      14


Part II.    Other Information                                            15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


FIRST FEDERAL BANKSHARES, INC and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          September 30,              June 30,
                                                                               2002                    2002
                                                                         -------------         -------------
     Assets                                                              (Unaudited)
     Cash and due from banks                                             $  23,971,973         $  23,114,024
     Interest-bearing deposits in other financial institutions                 107,782               103,197
                                                                         -------------         -------------
            Cash and cash equivalents                                       24,079,755            23,217,221
                                                                         -------------         -------------
     Securities available-for-sale, at fair value (amortized
         cost of $82,591,184 and $91,529,014, respectively)                 83,832,308            92,313,472
     Securities held-to-maturity, at amortized cost
        (fair value of $61,471,630 and $64,009,952, respectively)           59,856,984            63,294,694
     Loans receivable, net                                                 416,421,356           418,381,872
     Office property and equipment, net                                     13,581,247            13,770,198
     Federal Home Loan Bank stock, at cost                                   5,707,300             5,037,800
     Accrued interest receivable                                             2,814,386             2,803,663
     Refundable income taxes                                                        --               146,741
     Goodwill                                                               18,523,607            18,523,607
     Other assets                                                           15,702,851            13,267,904
                                                                         -------------         -------------
     Total assets                                                        $ 640,519,794         $ 650,757,172
                                                                         =============         =============

     Liabilities
     Deposits                                                            $ 454,236,308         $ 472,648,336
     Advances from Federal Home Loan Bank                                  107,429,114            99,064,679
     Advance payments by borrowers for
         taxes and insurance                                                   961,950             1,482,743
     Deferred tax liability                                                    274,000               103,000
     Accrued taxes on income                                                   140,542                    --
     Accrued interest payable                                                3,547,151             3,640,039
     Accrued expenses and other liabilities                                  2,619,784             2,555,580
                                                                         -------------         -------------
     Total liabilities                                                     569,208,849           579,494,377
                                                                         -------------         -------------

     Stockholders' equity
     Common stock, $.01 par value, 12,000,000 shares authorized;
         4,878,433 and 4,871,112 shares issued at
         September 30, 2002 and June 30, 2002, respectively                     48,784                48,711
     Additional paid-in capital                                             36,296,309            36,247,480
     Retained earnings, substantially restricted                            44,407,527            43,542,299
     Treasury stock, at cost, 753,764 and 665,764 shares at
        September 30, 2002 and June 30, 2002, respectively                  (8,796,596)           (7,577,646)
     Accumulated other comprehensive income                                    776,124               490,458
     Unearned ESOP                                                          (1,293,260)           (1,330,000)
     Unearned RRP                                                             (127,943)             (158,507)
                                                                         -------------         -------------
     Total stockholders' equity                                             71,310,945            71,262,795
                                                                         -------------         -------------
     Total liabilities and stockholders' equity                          $ 640,519,794         $ 650,757,172
                                                                         =============         =============



See notes to condensed consolidated financial statements.


FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Three months
                                                                                       ended September 30,
                                                                                    2002                2001
                                                                                ------------        ------------
     Interest income:
          Loans receivable                                                         $7,748,162        $  8,716,631
          Mortgage-backed securities                                                  943,454             349,157
          Investment securities                                                       791,005           1,386,943
          Other interest-earning assets                                                 4,230             420,084
                                                                                 ------------        ------------
               Total interest income                                                9,486,851          10,872,815
                                                                                 ------------        ------------

     Interest expense:
          Deposits                                                                  3,280,926           5,348,542
          Advances from FHLB and other borrowings                                   1,310,150           1,239,847
                                                                                 ------------        ------------
               Total interest expense                                               4,591,076           6,588,389
                                                                                 ------------        ------------
          Net interest income                                                       4,895,775           4,284,426
          Provision for losses on loans                                               830,000             880,000
                                                                                 ------------        ------------
          Net interest income after provision for losses on loans                   4,065,775           3,404,426
                                                                                 ------------        ------------

     Noninterest income:
          Fees and service charges                                                  1,170,828           1,123,361
          Gain on sale of loans held for sale                                         156,544             127,380
          Gain on sale of branch deposits                                                  --             164,730
          Gain on sale of real estate owned and held for development                   22,388              66,407
          Net loss on sale of securities                                                   --             (25,332)
          Gain on sale of office property and equipment                                    --             246,685
          Real estate-related activities                                              327,438             405,905
          Other income                                                                409,878             275,418
                                                                                 ------------        ------------
              Total noninterest income                                             2,087,076           2,384,554
                                                                                 ------------        ------------

     Noninterest expense:
          Compensation and benefits                                                 2,388,760           2,233,103
          Office property and equipment                                               639,299             611,287
          Deposit insurance premiums                                                   20,785              22,976
          Data processing expense                                                      74,961              85,712
          Advertising                                                                  89,589              93,403
          Other expense                                                             1,161,708           1,073,655
                                                                                 ------------        ------------
               Total noninterest expense                                            4,375,102           4,120,136
                                                                                 ------------        ------------

          Earnings before taxes on income                                           1,777,749           1,668,844
          Taxes on income                                                             590,000             596,000
                                                                                 ------------        ------------
          Net earnings                                                             $1,187,749        $  1,072,844
                                                                                 ============        ============

     Earnings per share:
          Basic earnings per share                                                 $     0.30        $       0.25
                                                                                 ============        ============
          Diluted earnings per share                                               $     0.29        $       0.25
                                                                                 ============        ============

          Dividends declared per share                                             $     0.08        $       0.08
                                                                                 ============        ============



     See notes to condensed consolidated financial statements.


FIRST FEDERAL BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                Three months ended September 30,
                                                                                   2002                 2001
                                                                              ------------------------------------
                                                                                           (Unaudited)

     Capital Stock
        Beginning of year balance                                              $     48,711         $     48,495
        Stock options exercised                                                          73                    1
-------------------------------------------------------------------------------------------------------------------
     End of period balance                                                           48,784               48,496
-------------------------------------------------------------------------------------------------------------------

     Additional paid-in capital
        Beginning of year balance                                                36,247,480           36,053,892
        Stock options exercised                                                      36,490                  924
        Stock appreciation of allocated ESOP shares                                  12,339                9,066
-------------------------------------------------------------------------------------------------------------------
     End of period balance                                                       36,296,309           36,063,882
-------------------------------------------------------------------------------------------------------------------

     Retained earnings, substantially restricted
        Beginning of year balance                                                43,542,299           41,357,535
        Net earnings                                                              1,187,749            1,072,844
        Dividends paid on common stock                                             (322,521)            (338,173)
-------------------------------------------------------------------------------------------------------------------
     End of period balance                                                       44,407,527           42,092,206
-------------------------------------------------------------------------------------------------------------------

     Treasury stock, at cost
        Beginning of year balance                                                (7,577,646)          (2,803,832)
        Treasury stock purchased                                                 (1,218,950)          (3,374,110)
-------------------------------------------------------------------------------------------------------------------
     End of period balance                                                       (8,796,596)          (6,177,942)
-------------------------------------------------------------------------------------------------------------------

     Accumulated other comprehensive income (loss)
        Beginning of year balance                                                   490,458             (343,831)
        Net change in unrealized gains on securities available-for-sale             285,666              580,218
        Less: reclassification adjustment for net realized losses
              included in net income, net of tax expense                                 --              (15,883)
-------------------------------------------------------------------------------------------------------------------
     End of period balance                                                          776,124              252,270
-------------------------------------------------------------------------------------------------------------------

     Unearned ESOP shares
        Beginning of year balance                                                (1,330,000)          (1,473,470)
        ESOP shares allocated                                                        36,740               39,990
-------------------------------------------------------------------------------------------------------------------
     End of period balance                                                       (1,293,260)          (1,433,480)
-------------------------------------------------------------------------------------------------------------------

     Unearned recognition and retention plan shares
        Beginning of year balance                                                  (158,507)            (251,342)
        Amortization of RRP expense                                                  30,564               43,329
-------------------------------------------------------------------------------------------------------------------
     End of period balance                                                         (127,943)            (208,013)
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                $ 71,310,945         $ 70,637,419
===================================================================================================================


           See notes to condensed consolidated financial statements.


FIRST FEDERAL BANKSHARES, INC.  and SUBSIDIARIES
CONDENSED CONSOLIDATED  STATEMENTS OF COMPREHENSIVE INCOME


                                                                               Three months ended
                                                                                  September 30,
                                                                         -------------------------------
                                                                              2002            2001
                                                                              ----            ----
                                                                                    (Unaudited)
Net earnings                                                                 $1,187,749      $1,072,844
Other comprehensive income:
    Unrealized holding gains arising during the period, net of tax              285,666         580,218
    Less: reclassification adjustment for net realized (losses)
         included in net income, net of tax expense                                  --         (15,883)
                                                                         --------------- ---------------
Other comprehensive income, net of tax                                          285,666         596,101
                                                                         --------------- ---------------

Comprehensive income                                                         $1,473,415      $1,668,945
                                                                         =============== ===============


           See notes to condensed consolidated financial statements.


FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                Three months ended September 30,
                                                                                   2002               2001
                                                                            -------------------------------------
                                                                                          (Unaudited)

     Cash flows from operating activities:
     Net earnings                                                              $  1,187,749         $  1,072,844
     Adjustments to reconcile net earnings to net cash provided by operating activities:
        Loans originated for sale to investors                                  (16,886,013)         (17,473,000)
        Proceeds from sale of loans originated for sale                          15,452,632           17,333,230
        Provision for loan losses                                                   830,000              880,000
        Depreciation and amortization                                               505,384              463,338
        Net gain on sale of loans                                                  (156,544)            (127,380)
        Net loss (gain) on sale of securities available-for-sale                         --               25,332
        Net gain on sale of branch deposits                                              --             (164,730)
        Net (gain) loss on sale of office property and equipment                         --             (246,685)
        Net gain on sale of real estate owned and held for development              (22,388)             (66,407)
        Net loan fees deferred                                                        8,392              (33,247)
        Amortization of premiums and discounts on loans and securities               94,630              239,954
        (Increase) decrease in accrued interest receivable                          (10,723)             366,022
        Increase in other assets                                                 (2,435,512)            (952,393)
        (Increase) decrease in accrued interest payable                             (92,888)             639,891
        Increase in accrued expenses and other liabilities                           64,545              152,861
        Increase in accrued taxes on income                                         287,283              193,538
                                                                               ------------         ------------
     Net cash (used in) provided by operating activities                         (1,173,453)           2,303,168
                                                                               ------------         ------------

     Cash flows from investing activities:
        Purchase of securities held-to-maturity                                          --           (3,540,454)
        Proceeds from maturities of securities held-to-maturity                   3,415,362              743,222
        Proceeds from sale of securities available-for-sale                       9,050,000            2,320,168
        Purchase of securities available-for-sale                                (3,508,315)         (24,683,362)
        Proceeds from maturities of securities available-for-sale                 3,373,064           45,489,833
        (Purchase) redemption of Federal Home Loan Bank Stock                      (669,500)           4,938,300
        Loans purchased                                                          (3,338,000)          (7,221,000)
        Decrease in loans receivable                                              5,790,814              494,494
        Proceeds from sale of office property and equipment                              --              493,977
        Purchase of office property and equipment                                   (92,682)            (139,573)
        Proceeds from sale of foreclosed real estate                                 27,000              130,043
        Proceeds from sale of real estate held for development                       95,278              220,703
                                                                               ------------         ------------
     Net cash provided by investing activities                                   14,143,021           19,246,351
                                                                               ------------         ------------
     Cash flows from financing activities:
        Decrease in deposits                                                    (18,412,028)          (8,238,331)
        Proceeds from advances from FHLB                                         22,569,000                   --
        Repayment of advances from FHLB                                         (14,238,305)          (7,062,921)
        Net decrease in advances from borrowers for taxes and insurance            (520,793)            (424,462)
        Issuance of common stock, net                                                36,563                  925
        Repurchase of common stock                                               (1,218,950)          (3,374,110)
        Cash dividends paid                                                        (322,521)            (338,173)
                                                                                                    ------------
     Net cash used in financing activities                                      (12,107,034)         (19,437,072)
                                                                                                    ------------
     Net increase in cash and cash equivalents                                      862,534            2,112,447
     Cash and cash equivalents at beginning of period                            23,217,221           77,949,553
                                                                                                    ------------
     Cash and cash equivalents at end of period                                $ 24,079,755         $ 80,062,000
                                                                               ============         ============

     Supplemental disclosures:
       Cash paid for interest                                                  $  4,683,964         $  5,948,498
       Cash paid for income taxes                                                   302,717              402,462
                                                                               ============         ============

            See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES

1. Basis of presentation
------------------------

The condensed consolidated balance sheet information for June 30, 2002 was derived from the audited Consolidated Balance Sheets of First Federal Bankshares, Inc. (the "Company") at June 30, 2002. The condensed consolidated financial statements at and for the three months ended September 30, 2002 and 2001 are unaudited.

In the opinion of management of the Company these financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly these condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.

The Company's critical accounting policy relates to the allowance for losses on loans. The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for losses on loans. The allowance for losses on loans is based on management's current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectibility as of the reporting date. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management's knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance.

A summary of significant accounting policies followed by the Company is set forth in Note 1 of the Company's 2002 Annual Report to Stockholders and is incorporated herein by reference. The Company's critical accounting policies and their application are periodically reviewed by the Audit Committee and the full Board of Directors.

2. Organization
---------------

The Company is the holding company for First Federal Bank (the "Bank"). The Company owns 100% of the Bank's common stock. Currently, the Company engages in no other significant activities beyond its ownership of the Bank's common stock.

3. Earnings per share
---------------------

The following information was used in the computation of net earnings per common share on both a basic and diluted basis for the periods presented.

                                                       Three months ended
                                                          September 30,
                                                      2002              2001
                                                      ----              ----
     Basic earnings per share computation:
        Net earnings                               $1,187,749        $1,072,844
        Weighted average common shares
                outstanding                         4,009,213         4,211,662

           Basic earnings per share                $     0.30        $     0.25
                                                   ==========        ==========

     Diluted earnings per share computation:
        Net earnings                               $1,187,749        $1,072,844
        Weighted average common
           shares outstanding - basic               4,009,213         4,211,662
        Incremental option shares using
           treasury stock method                       87,554           102,227
                                                   __________        __________
     Weighted average diluted
              shares outstanding                    4,096,767         4,313,889

           Diluted earnings per share              $     0.29        $     0.25
                                                   ==========        ==========

4. Goodwill and other intangible assets
----------------------------------------

In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company adopted the provisions of SFAS 142 effective July 1, 2001. In connection with SFAS 142's transitional goodwill impairment evaluation, the Company performed an assessment and determined that goodwill was not impaired as of the adoption date. As of the adoption date, the Company had unamortized goodwill in the amount of $18,523,607. Effective July 1, 2001, the amortization of goodwill was discontinued.

Additionally, during the quarter ended September 30, 2002, management reviewed the assessment performed on adoption of SFAS 142 and determined that no material events or circumstances have occurred since the original valuation which would result in a significantly different conclusion if the valuation were updated for the purpose of determining any potential goodwill impairment.

Consequently, the outstanding balance of goodwill has not changed since adoption of SFAS 142.

The gross carrying amount of intangible assets subject to amortization and the associated accumulated amortization at September 30, 2002, is presented in the table below. Amortization expense for intangible assets was $18,618 and $23,745, respectively, for the three months ended September 30, 2002 and 2001.

                                                   September 30, 2002
                                              ----------------------------
                                                 Gross
                                                carrying     accumulated
                                                 amount      amortization
                                                 ------      ------------
    Intangible assets:
      Core deposit premium                   $   690,140       $ 375,769
      Mortgage servicing rights                  700,250         458,000
    Total                                    $ 1,390,390       $ 833,769
                                             ===========       =========
    Unamortized intangible assets                              $ 556,621
                                                               =========

Projections of amortization expense are based on existing asset balances and the existing interest rate environment as of September 30, 2002. What the Company actually experiences may be significantly different depending upon changes in mortgage interest rates and market conditions. The following table shows the estimated future amortization expense for amortizing intangible assets:


                       Core deposit    Mortgage servicing    Total
                       premium         rights                Nine months ended
                       ------------    -------------         -----------------
     June 30, 2003      $47,898        $242,250              $290,148

  Year ended June 30,
         2004            52,374              --                52,374
         2005            45,396              --                45,396
         2006            44,604              --                44,604
         2007            44,604              --                44,604
         2008            44,604              --                44,604


5. Dividends
------------

On July 18, 2002 the Company declared a cash dividend on its common stock, payable on August 30, 2002 to stockholders of record as of August 16, 2002, equal to $.08 per share. Dividends totaling $322,521 were paid to stockholders on August 30, 2002.

On October 24, 2002 the Company declared a cash dividend on its common stock, payable on November 29, 2002 to stockholders of record as of November 15, 2002 equal to $.08 per share. Approximately $318,000 will be paid to stockholders on November 29, 2002.


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

Financial condition
-------------------

Total assets decreased by $10.2 million, or 1.6%, to $640.5 million at September 30, 2002 from $650.8 million at June 30, 2002. Cash and cash equivalents increased by $863,000, or 3.7%, to $24.1 million at September 30, 2002. Proceeds from maturities and sales of investment securities totaled $6.8 million and $9.0 million, respectively for the three months ended September 30, 2002. Securities available-for-sale decreased by $8.5 million, or 9.2%, to $83.8 million at September 30, 2002 from $92.3 million at June 30, 2002. Securities held-to-maturity decreased by $3.4 million, or 5.4%, to $59.9 million at September 30, 2002 from $63.3 million at June 30, 2002. Other assets increased by $2.4 million, or 18.4%, to $15.7 million at September 30, 2002 from $13.3 million at June 30, 2002 largely due to an increase in receivables for mortgage loans sold to other investors. Mortgage refinance activity was strong during the three months ended September 30, 2002 due to the continued low market interest rate environment. FHLB Stock increased by $670,000, or 13.3%, to $5.7 million at September 30, 2002 from $5.0 million at June 30, 2002 due to FHLB stock purchase requirements related to outstanding advance balances.

Deposits decreased by $18.4 million, or 3.9%, to $454.2 million at September 30, 2002 from $472.6 million at June 30, 2002 primarily due to the end of a special Money Market promotion that offered a 3% rate for three months. Partially offsetting the decrease in the balance of deposits was an increase in FHLB advances. FHLB advances increased by $8.4 million, or 8.4%, to $107.4 million at September 30, 2002 from $99.1 million at June 30, 2002.

Total stockholders' equity was $71.3 million at both September 30, 2002 and June 30, 2002. The Company purchased 88,000 shares of its common stock during the three months ended September 30, 2002 at a cost of $1.2 million. The purchase of 40,500 shares of common stock completed a repurchase program commenced in December 2000 and the remaining 47,500 shares were purchased under a new repurchase program announced in August 2002. Under this new stock repurchase program the Company expects to acquire up to 378,500 additional shares of its common stock, subject to market conditions and other factors.

Earnings totaled $1.2 million for the first three months of the fiscal year. Excluding dividends on unallocated Employee Stock Ownership Plan ("ESOP") shares, dividends declared during the three months ended September 30, 2002 totaled $323,000.

Capital
-------

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of September 30, 2002 the Bank was in compliance with all regulatory capital requirements. The Bank's required, actual and excess capital levels as of September 30, 2002 are as follows:

                                                           Excess of
                                                             Actual Over
                      Required  % of      Actual     % of    Regulatory
                      Amount   Assets     Amount    Assets   Requirement
                      ------   ------     ------    ------   -----------
                                  (Dollars in thousands)
 Tangible Capital     $ 9,267   1.5%     $48,667     7.88%     $39,400
 Core Capital          18,534   3.0%      48,667     7.88%      30,133
 Risk-based Capital    33,176   8.0%      53,229    12.84%      20,053


Liquidity
---------

The Company is required by OTS regulation to maintain sufficient liquidity to assure its safe and sound operation. Liquid assets include cash, certain time deposits, banker's acceptances and specified United States government, state or federal agency obligations. For the quarter ended September 30, 2002 the Company's average liquidity position was $153.4 million, or 30.9% of its liquidity base for the preceding quarter. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrowed funds, when applicable, and loan commitments. The Company also adjusts liquidity as appropriate to meet its asset/liability objectives.

Effect of new accounting standard
---------------------------------

In October 2002, the FASB issued Statement No. 147 (SFAS 147), Acquisitions of Certain Financial Institutions, which no longer requires the separate recognition and subsequent amortization of goodwill that was originally required by Statement No. 72 (SFAS 72), Accounting for Certain Acquisitions of Banking or Thrift Institutions. Instead, SFAS 72 goodwill would be accounted for in accordance with Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets and would be subject to an annual impairment test. SFAS 147 also amends Statement No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope core deposit intangibles. Those intangible assets are now subject to the same recoverability and impairment loss recognition provisions that SFAS 144 requires for other long-lived assets. SFAS 147 is effective October 1, 2002. The Company does not expect the adoption of SFAS 147 to have a material effect on the financial statements.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
------------------------------------------------------------------
September 30, 2002 and 2001
---------------------------

General. Net earnings for the three months ended September 30, 2002 totaled $1.2 million, or $0.29 per diluted share, compared to $1.1 million, or $0.25 per diluted share, for the three months ended September 30, 2001.

Interest Income. Interest income decreased by $1.4 million, or 12.8%, to $9.5 million for the three months ended September 30, 2002 from $10.9 million for the three months ended September 30, 2001, primarily due to a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased by 79 basis points to 6.58% for the three months ended September 30, 2002 from 7.37% for the three months ended September 30, 2001, due to changes in the mix of interest-earning assets and lower yields on all categories of interest-earning assets in the continued low market interest rate environment. In addition, the average balance of interest-earning assets decreased by $13.5 million, or 2.3%, to $576.8 million for the three months ended September 30, 2002 from $590.3 million for the three months ended September 30, 2001.

Interest income on loans receivable decreased by $968,000 or 11.1%, to $7.7 million for the three months ended September 30, 2002 from $8.7 million for the three months ended September 30, 2001. The decrease in interest income on loans was primarily due to a decrease in the average yield on loans. The average yield on loans receivable decreased by 81 basis points to 7.40% for the three months ended September 30, 2002 from 8.21% for the three months ended September 30, 2001. The decrease in the average yield on loans was due to refinancing activity and to interest rate reductions for adjustable-rate loans in the generally lower market interest rate environment during the current year period. In addition, the average balance of loans receivable decreased by $5.5 million, or 1.3%, to $419.1 million for the three months ended September 30, 2002 from $424.6 million for the three months ended September 30, 2001.

Interest income on mortgage-backed securities ("MBS") for the three months ended September 30, 2002 increased by $594,000, or 170.2%, to $943,000 from $349,000 for the three months ended September 30, 2001 primarily due to an increase in the average balance of such securities. The average balance of MBS increased by $50.7 million, or 233.4%, to $72.4 million for the three months ended September 30, 2002 from $21.7 million for the three months ended September 30, 2001. During the period between September 30, 2001 and September 30, 2002 the Company re-invested most of the interest bearing deposits held at other financial institutions into higher-yielding MBS. The average yield on MBS decreased by 122 basis points to 5.21% for the three months ended September 30, 2002 from 6.43% for the three months ended September 30, 2001. The decrease in the average yield on MBS was primarily due to purchases yielding relatively lower rates since the prior year period. In addition, adjustable-rate MBS repriced at lower rates in the generally lower market interest rate environment.

Interest income on investment securities decreased by $596,000, or 43.0%, to $791,000 for the three months ended September 30, 2002 from $1.4 million for the three months ended September 30, 2001. The average balance of investment securities decreased by $9.8 million, or 10.4%, to $84.3 million for the three months ended September 30, 2002 from $94.1 million for the three months ended September 30, 2001. In addition, the average yield on investment securities decreased by 215 basis points to 3.75% for the three months ended September 30, 2002 from 5.90% for the three months ended September 30, 2001 in the generally lower market interest rate environment. For the three months ended September 30, 2002 the Company increased its average investment in short-term mutual funds by $30.3 million to $41.6 million from $11.3 million for the three months ended September 30, 2001 rather than commit to longer-term investments in the historically low market interest rate environment during the period. The average yield on these funds for the three months ended September 30, 2002 was 3.13%.

Interest Expense. Interest expense decreased by $2.0 million, or 30.3%, to $4.6 million for the three months ended September 30, 2002 from $6.6 million for the three months ended September 30, 2001. Interest on deposits decreased by $2.1 million, or 38.7%, to $3.3 million for the three months ended September 30, 2002 from $5.4 million for the three months ended September

30, 2001. The average cost of deposits decreased by 164 basis points to 3.00% for the three months ended September 30, 2002 from 4.64% for the three months ended September 30, 2001. The decrease in the average cost of deposits was due to changes in the mix of deposit types and to the generally lower market interest rate environment during the three months ended September 30, 2002. During the quarter ended September 30, 2002 the percentage of balances in transaction accounts increased to 45% of total deposits compared to 38% of total deposits during the same period of the prior year. Transaction accounts generally carry a lower interest cost than certificates of deposit. Also contributing to the decrease in interest on deposits was a decrease in the average balance of deposits. The average balance of deposits decreased by $23.4 million, or 5.1%, to $437.4 million for the three months ended September 30, 2002 from $460.8 million for the three months ended September 30, 2001 as depositors realigned their savings patterns in the generally low market interest rate environment. In addition, the Company lowered rates on deposit products and increased its use of wholesale funding from the FHLB.

Interest on FHLB advances increased by $70,000, or 5.7%, to $1.3 million for the three months ended September 30, 2002 from $1.2 million for the three months ended September 30, 2001. The increase in interest on borrowings was primarily due to an increase in the average balance of advances. The average balance of advances increased by $21.9 million, or 26.1%, to $106.0 million for the three months ended September 30, 2002 from $84.1 million for the three months ended September 30, 2001. Partly offsetting the increase in the average balance of borrowings was a decrease in the average cost of borrowings. The average cost of borrowings decreased by 96 basis points to 4.94% for the three months ended September 30, 2002 from 5.90% for the three months ended September 30, 2001.

Net Interest Income. The decrease in interest income was more than offset by the decrease in interest expense. As a result, net interest income before provision for losses on loans increased by $611,000, or 14.3%, to $4.9 million for the three months ended September 30, 2002 from $4.3 million for the three months ended September 30, 2001. The Company's interest rate spread for the three months ended September 30, 2002 increased to 3.20% from 2.53% for the three months ended September 30, 2001. In addition, the Company's net yield on interest-earning assets increased to 3.40% for the three months ended September 30, 2002 from 2.90% for the three months ended September 30, 2001.

Provision for Losses on Loans. Provision for losses on loans totaled $830,000 and $880,000, respectively, for the three months ended September 30, 2002 and 2001. Non-performing loans increased to $6.8 million, or 1.6% of total loans, at September 30, 2002 from $6.2 million, or 1.5% of total loans, at June 30, 2002. At September 30, 2001 non-performing loans totaled $6.0 million, or 1.4% of total loans. During the three months ended September 30, 2002 the Company recorded net charge-offs totaling $910,000. As of September 30, 2002, the Company was not accruing interest on a total of $4.2 million in non-performing loan balances.

Noninterest Income. Noninterest income decreased by $297,000, or 12.5%, to $2.1 million for the three months ended September 30, 2002 from $2.4 million for the three months ended September 30, 2001. During the three months ended September 30, 2001, the Company recorded a pretax gain of $456,000 on the sale of a branch office to another financial institution. The gain was related to the sale of deposits, loans and the building and fixtures of the branch office. Income from fees and service charges increased by $47,000 to $1.2 million for the three months ended September 30, 2002 from $1.1 million for the three months ended September 30, 2001. The increase in fees and service charges resulted partly from increases in service fees on deposit accounts. In addition, other income increased by $134,000, or 48.8%, to $410,000 for the three months ended September 30, 2002 from $275,000 for the three months ended September 30, 2001 primarily due to income related to the increase in the cash surrender value of bank owned life insurance ("BOLI") purchased by the Company in November and December 2001.



Noninterest expense. Noninterest expense increased by $255,000, or 6.2%, to $4.4 million for the three months ended September 30, 2002 from $4.1 million, for the three months ended September 30, 2001. The increase in noninterest expense was largely due to an increase of $156,000, or 7.0%, in compensation and benefits expense to $2.4 million for the three months ended September 30, 2002 from $2.2 million for the three months ended September 30, 2001. The increase in compensation and benefits expense was due to pension contribution expense in addition to annual salary increases. The Company is a participant in the Financial Institutions Retirement Fund (the "FIRF"). FIRF has notified the Company that a contribution will be required for fiscal 2003. During the three months ended September 30, 2002 the Company recorded a $90,000 expense for pension contributions. The FIRF had been in fully-funded status since July 1987; therefore, no pension contribution expense was recorded for fiscal 1988 through fiscal 2002. Noninterest expense also increased due to an increase in other expense. Other expense increased by $88,000, or 8.2%, to $1.2 million for the three months ended September 30, 2002 from $1.1 million for the three months ended September 30, 2001 largely due to accelerated amortization of the mortgage servicing asset due to refinancing activity in the current low market interest rate environment.

Net earnings and income tax expense. Net earnings before income taxes increased by $109,000, or 6.5%, to $1.8 million for the three months ended September 30, 2002 from $1.7 million for the three months ended September 30, 2001. Income tax expense totaled $590,000 and $596,000, respectively, for the three months ended September 30, 2002 and 2001. The Company's effective tax rate was 33.2% and 35.7%, respectively, for the three months ended September 30, 2002 and 2001. The lower effective tax rate for the three months ended September 30, 2002 resulted from an increase in tax-exempt investments such as BOLI.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company's market risk is primarily comprised of interest rate risk resulting from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates might adversely affect the Company's net interest income or the economic value of its portfolio of assets, liabilities and off-balance-sheet contracts. Management continually develops and applies strategies to mitigate this risk. The Company has not experienced any material changes in its market risk position from that disclosed in the Company's 2002 Form 10-K Annual Report as of June 30, 2002. Management does not believe that the Company's primary market risk exposures and how those exposures were managed in the first quarter of fiscal 2003 changed significantly when compared to the immediately preceding quarter ended June 30, 2002. The Company primarily relies on the OTS Net Portfolio Value Model (the "Model") to measure its susceptibility to interest rate changes. For various assumed hypothetical changes in market interest rates, the Model estimates the current economic value of each type of asset, liability and off-balance-sheet contract. The present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts results in a net portfolio value ("NPV") estimate. An analysis of the changes in NPV in the event of hypothetical changes in interest rates is presented in the Form 10-K filed by the Company for the fiscal year ended June 30, 2002.


ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

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

Exhibits and Reports on Form 8-K
--------------------------------

(a) Exhibits

     Exhibit No.
     -----------

     99.1 Written Statement of Chief Executive Officer furnished pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

     99.2 Written statement of Chief Financial Officer furnished pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b) Reports on Form 8-K

A report on Form 8-K was filed on August 23, 2002. The event reported was the Company's announcement that it had commenced a share repurchase program pursuant to which up to 426,000 shares, or approximately 10% of common stock outstanding, would be purchased in open market transactions and held as treasury stock. A press release dated August 14, 2002 announcing the stock repurchase program was included as an exhibit in the 8-K filing.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                           FIRST FEDERAL BANKSHARES, INC.



           DATE:  November 13, 2002        BY: /s/ Barry E. Backhaus
                                               ----------------------------
                                               Barry E. Backhaus
                                               President and
                                               Chief Executive Officer



           DATE:  November 13, 2002        BY: /s/ Colin Anderson
                                               ----------------------------
                                               Colin Anderson
                                               Senior Vice President and
                                               Chief Financial Officer

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Barry E. Backhaus, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Federal Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 13,  2002                       /s/ Barry E. Backhaus
------------------                       -------------------------------------
Date                                     Barry E. Backhaus
                                         President and Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Colin D. Anderson, Senior Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Federal Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 13,  2002               /s/ Colin D. Anderson
------------------               ------------------------------------------
Date                             Colin D. Anderson
                                 Senior Vice President and Chief Financial
                                 Officer