Form 10-Q
period 2003-02-13
FIRST FEDERAL BANKSHARES INC
filed 2003-02-13
CIK 1075348

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------

                                    FORM 10-Q

[Mark One]

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to __________

Commission File Number: 0-25509

                          First Federal Bankshares,Inc.
             (Exact name of registrant as specified in its charter)

                               Delaware 42-1485449
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)

                    329 Pierce Street, Sioux City, Iowa 51101
                    (Address of principal executive offices)

         Registrant's telephone number, including area code 712-277-0200 Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Indicate by check mark whether the Registrant is an accelerated filer.

                                 Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at February 10, 2003
            -----                              --------------------------------
(Common Stock, $.01 par value)                             4,000,767

                         FIRST FEDERAL BANKSHARES, INC.

                                      INDEX

                                                                            Page

Part I.  Financial Information

   Item I. Financial Statements of First Federal
           Bankshares, Inc. and Subsidiaries                                 1

           Condensed Consolidated Balance Sheets
           at December 31, 2002 and June 30, 2002                            1

           Condensed Consolidated Statements of Operations
           for the three- and six-month periods ended
           December 31, 2002 and 2001                                        2

           Condensed Consolidated Statements of Changes in
           Stockholders' Equity for the six-month periods
           ended December 31, 2002 and 2001                                  3

           Condensed Consolidated Statements of Comprehensive
           Income for the three- and six-month periods ended
           December 31, 2002 and 2001                                        4

           Condensed Consolidated Statements of Cash Flows
           for the six-month periods ended
           December 31, 2002 and 2001                                        5

           Notes to Condensed Consolidated Financial Statements              6

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     9

   Item 3. Quantitative and Qualitative Disclosures About
           Market Risk                                                      18

   Item 4. Controls and Procedures                                          18

Part II.   Other Information                                                19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST FEDERAL BANKSHARES, INC and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                December 31,      June 30,
                                                                   2002             2002
                                                               -------------    -------------
                                                                (Unaudited)
Assets
Cash and due from banks                                        $  33,026,637    $  23,114,024
Interest-bearing deposits in other financial institutions             78,085          103,197
                                                               -------------    -------------
       Cash and cash equivalents                                  33,104,722       23,217,221
                                                               -------------    -------------
Securities available-for-sale, at fair value (amortized
    cost of $76,294,350 and $91,529,014, respectively)            77,907,136       92,313,472
Securities held-to-maturity, at amortized cost
   (fair value of $56,972,593 and $64,009,952, respectively)      55,461,262       63,294,694
Loans receivable, net                                            418,180,078      418,381,872
Office property and equipment, net                                13,454,721       13,770,198
Federal Home Loan Bank stock, at cost                              5,707,300        5,037,800
Accrued interest receivable                                        2,688,051        2,803,663
Refundable income taxes                                                   --          146,741
Goodwill                                                          18,523,607       18,523,607
Other assets                                                      15,501,160       13,267,904
                                                               -------------    -------------
Total assets                                                   $ 640,528,037    $ 650,757,172
                                                               =============    =============

Liabilities
Deposits                                                       $ 451,505,188    $ 472,648,336
Advances from Federal Home Loan Bank                             111,512,167       99,064,679
Advance payments by borrowers for
    taxes and insurance                                            1,184,781        1,482,743
Deferred tax liability                                               240,000          103,000
Accrued taxes on income                                               62,543               --
Accrued interest payable                                           2,166,986        3,640,039
Accrued expenses and other liabilities                             2,710,553        2,555,580
                                                               -------------    -------------
Total liabilities                                                569,382,218      579,494,377
                                                               -------------    -------------

Stockholders' equity
Common stock, $.01 par value, 12,000,000 shares authorized;
    4,888,233 and 4,871,112 shares issued at
    December 31, 2002 and June 30, 2002, respectively                 48,882           48,711
Additional paid-in capital                                        36,411,708       36,247,480
Retained earnings, substantially restricted                       45,626,020       43,542,299
Treasury stock, at cost, 852,966 and 665,764 shares at
   December 31, 2002 and June 30, 2002, respectively             (10,279,599)      (7,577,646)
Accumulated other comprehensive income                               718,773          490,458
Unearned ESOP                                                     (1,256,880)      (1,330,000)
Unearned RRP                                                        (123,085)        (158,507)
                                                               -------------    -------------
Total stockholders' equity                                        71,145,819       71,262,795
                                                               -------------    -------------
Total liabilities and stockholders' equity                     $ 640,528,037    $ 650,757,172
                                                               =============    =============

See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                                                       Three months                Six months
                                                                    ended December 31,          ended December 31,
                                                                    2002         2001          2002           2001
                                                                 ----------------------------------------------------
                                                                                     (Unaudited)
Interest income:
    Loans receivable                                             $7,639,266   $8,391,271   $15,387,428   $ 17,107,902
    Mortgage-backed securities                                      815,643      427,264     1,759,097        776,421
    Investment securities                                           683,898      921,028     1,474,903      2,307,971
    Other interest-earning assets                                     6,718      222,187        10,948        642,271
                                                                 ----------------------------------------------------
         Total interest income                                    9,145,525    9,961,750    18,632,376     20,834,565
                                                                 ----------------------------------------------------

Interest expense:
    Deposits                                                      2,907,029    4,778,546     6,187,955     10,127,088
    Advances from FHLB and other borrowings                       1,274,356    1,209,916     2,584,506      2,449,763
                                                                 ----------------------------------------------------
         Total interest expense                                   4,181,385    5,988,462     8,772,461     12,576,851
                                                                 ----------------------------------------------------
    Net interest income                                           4,964,140    3,973,288     9,859,915      8,257,714
    Provision for losses on loans                                   400,000      400,000     1,230,000      1,280,000
                                                                 ----------------------------------------------------
    Net interest income after provision for losses on loans       4,564,140    3,573,288     8,629,915      6,977,714
                                                                 ----------------------------------------------------

Noninterest income:
    Fees and service charges                                      1,369,608    1,405,938     2,540,436      2,529,299
    Gain on sale of loans held for sale                             167,006      209,085       323,550        336,465
    Gain on sale of branch deposits                                      --           --            --        164,730
    Gain on sale of real estate owned and held for development       25,852        8,684        48,240         75,091
    Net gain (loss) on sale of securities                            37,500        1,875        37,500        (23,457)
    Gain on sale of office property and equipment                       969        4,545           969        251,230
    Real estate-related activities                                  395,577      351,496       723,015        757,401
    Other income                                                    468,062      374,183       877,940        649,601
                                                                 ----------------------------------------------------
         Total noninterest income                                 2,464,574    2,355,806     4,551,650      4,740,360
                                                                 ----------------------------------------------------

Noninterest expense:
    Compensation and benefits                                     2,564,390    2,302,737     4,953,150      4,535,840
    Office property and equipment                                   658,374      603,292     1,297,673      1,214,579
    Deposit insurance premiums                                       20,099       22,562        40,884         45,538
    Data processing expense                                          79,157       83,442       154,118        169,154
    Advertising                                                     146,631       80,669       236,220        174,072
    Other expense                                                 1,220,307    1,126,288     2,382,015      2,199,943
                                                                 ----------------------------------------------------
         Total noninterest expense                                4,688,958    4,218,990     9,064,060      8,339,126
                                                                 ----------------------------------------------------

    Earnings before taxes on income                               2,339,756    1,710,104     4,117,505      3,378,948
    Taxes on income                                                 803,000      581,000     1,393,000      1,177,000
                                                                 ----------------------------------------------------
    Net earnings                                                 $1,536,756   $1,129,104   $ 2,724,505   $  2,201,948
                                                                 ====================================================

Earnings per share:
    Basic earnings per share                                     $     0.39   $     0.28   $      0.68   $       0.53
                                                                 ====================================================
    Diluted earnings per share                                   $     0.38   $     0.27   $      0.67   $       0.52
                                                                 ====================================================

    Dividends declared per share                                 $     0.08   $     0.08   $      0.16   $       0.16
                                                                 ====================================================

See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                    Six months ended December 31,
                                                                         2002            2001
                                                                   ------------------------------
                                                                             (Unaudited)
Capital Stock
   Beginning of year balance                                         $     48,711    $     48,495
   Stock options exercised                                                    171              16
-------------------------------------------------------------------------------------------------
End of period balance                                                      48,882          48,511
-------------------------------------------------------------------------------------------------

Additional paid-in capital
   Beginning of year balance                                           36,247,480      36,053,892
   RRP awarded                                                              9,600          17,500
   RRP forfeited                                                             (550)         (1,800)
   Stock options exercised                                                127,042           5,319
   Stock appreciation of allocated ESOP shares                             28,136          15,530
-------------------------------------------------------------------------------------------------
End of period balance                                                  36,411,708      36,090,441
-------------------------------------------------------------------------------------------------

Retained earnings, substantially restricted
   Beginning of year balance                                           43,542,299      41,357,535
   Net earnings                                                         2,724,505       2,201,948
   Dividends paid on common stock                                        (640,784)       (666,704)
-------------------------------------------------------------------------------------------------
End of period balance                                                  45,626,020      42,892,779
-------------------------------------------------------------------------------------------------

Treasury stock, at cost
   Beginning of year balance                                           (7,577,646)     (2,803,832)
   RRP awarded                                                             18,000          63,000
   RRP forfeited                                                          (19,800)        (64,800)
   Treasury stock purchased                                            (2,700,153)     (3,671,914)
-------------------------------------------------------------------------------------------------
End of period balance                                                 (10,279,599)     (6,477,546)
-------------------------------------------------------------------------------------------------

Accumulated other comprehensive income (loss)
   Beginning of year balance                                              490,458        (343,831)
   Net change in unrealized gains on securities available-for-sale        251,828         793,013
   Less: reclassification adjustment for net realized losses
         included in net income, net of tax expense                        23,513         (14,708)
-------------------------------------------------------------------------------------------------
End of period balance                                                     718,773         463,890
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

Unearned ESOP shares
   Beginning of year balance                                           (1,330,000)     (1,473,470)
   ESOP shares allocated                                                   73,120          80,660
-------------------------------------------------------------------------------------------------
End of period balance                                                  (1,256,880)     (1,392,810)
-------------------------------------------------------------------------------------------------

Unearned recognition and retention plan shares
   Beginning of year balance                                             (158,507)       (251,342)
   RRP awarded                                                            (18,000)        (80,500)
   RRP forfeited                                                           20,350          66,600
   Amortization of RRP expense                                             33,072          45,607
-------------------------------------------------------------------------------------------------
End of period balance                                                    (123,085)       (219,635)
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Total stockholders' equity                                           $ 71,145,819    $ 71,405,630
=================================================================================================

See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                     Three Months Ended          Six months ended
                                                                        December 31,                December 31,
                                                                     2002          2001         2002          2001
                                                                     ----          ----         ----          ----
                                                                                     (Unaudited)
Net earnings                                                     $ 1,536,756    $1,129,104   $2,724,505   $ 2,201,948
Other comprehensive income:
    Unrealized holding (losses) gains arising during
          the period, net of tax                                     (33,838)      212,796      251,828       793,013
    Less: reclassification adjustment for net realized gains
         (losses) included in net income, net of tax expense          23,513         1,176       23,513       (14,708)
                                                                 ----------------------------------------------------
Other comprehensive income, net of tax                               (57,351)      211,620      228,315       807,721
                                                                 ----------------------------------------------------

Comprehensive income                                             $ 1,479,405    $1,340,724   $2,952,820   $ 3,009,669
                                                                 ====================================================

See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Six months ended December 31,
                                                                          2002              2001
                                                                      ------------------------------
                                                                                (Unaudited)
Cash flows from operating activities:
Net earnings                                                          $  2,724,505      $  2,201,948
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
   Loans originated for sale to investors                              (32,303,013)      (40,682,000)
   Proceeds from sale of loans originated for sale                      30,869,632        38,591,622
   Provision for loan losses                                             1,230,000         1,280,000
   Depreciation and amortization                                           991,199           990,844
   Net gain on sale of loans                                              (323,550)         (336,465)
   Net (gain) loss on sale of securities available-for-sale                (37,500)           23,457
   Net gain on sale of branch deposits                                          --          (164,730)
   Net gain on sale of office property and equipment                          (969)         (251,230)
   Net gain on sale of real estate owned and held for development          (48,240)          (75,091)
   Net loan fees deferred                                                  125,588            76,618
   Amortization of premiums and discounts on loans and securities          108,729           317,096
   Decrease in accrued interest receivable                                 115,612           772,331
   Increase in other assets                                             (2,114,340)       (4,504,993)
   Decrease in accrued interest payable                                 (1,473,053)       (1,017,635)
   Increase in accrued expenses and other liabilities                      155,271           346,494
   Increase in accrued taxes on income                                     209,284             4,038
                                                                      ------------------------------
Net cash provided by (used in) operating activities                        229,155        (2,427,696)
                                                                      ------------------------------

Cash flows from investing activities:
   Purchase of securities held-to-maturity                                      --       (46,421,082)
   Proceeds from maturities of securities held-to-maturity               7,771,241         4,744,146
   Proceeds from sale of securities available-for-sale                  15,067,500         4,162,043
   Purchase of securities available-for-sale                            (7,105,092)      (51,457,464)
   Proceeds from maturities of securities available-for-sale             6,796,293        62,596,290
   Purchase of bank owned life insurance                                        --        (6,984,000)
   (Purchase) redemption of Federal Home Loan Bank Stock                  (669,500)        4,938,300
   Loans purchased                                                      (6,683,000)      (10,839,000)
   Decrease in loans receivable                                          6,840,827         9,436,807
   Proceeds from sale of office property and equipment                       1,040           501,999
   Purchase of office property and equipment                              (243,153)         (345,271)
   Proceeds from sale of foreclosed real estate                            178,726           173,397
   Proceeds from sale of real estate held for development                   54,298           248,500
   Net expenditures on real estate held for development                    (75,516)           (2,389)
                                                                      ------------------------------
Net cash provided by (used in) investing activities                     21,933,664       (29,247,724)
                                                                      ------------------------------

Cash flows from financing activities:
   Decrease in deposits                                                (21,143,148)       (6,878,596)
   Proceeds from advances from FHLB                                     32,437,000         8,000,000
   Repayment of advances from FHLB                                     (20,057,484)       (7,126,671)
   Net decrease in advances from
   borrowers for taxes and insurance                                      (297,962)         (700,678)
   Issuance of common stock, net                                           127,213             5,335
   Repurchase of common stock                                           (2,700,153)       (3,671,914)
   Cash dividends paid                                                    (640,784)         (666,704)
                                                                      ------------------------------
Net cash used in financing activities                                  (12,275,318)      (11,039,228)
                                                                      ------------------------------
Net increase (decrease) in cash and cash equivalents                     9,887,501       (42,714,648)
Cash and cash equivalents at beginning of period                        23,217,221        77,949,553
                                                                      ------------------------------
Cash and cash equivalents at end of period                            $ 33,104,722      $ 35,234,905
                                                                      ==============================

Supplemental disclosures:
  Cash paid for interest                                              $ 14,049,904      $ 18,154,034
  Cash paid for income taxes                                             1,183,717         1,172,962
                                                                      ==============================

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES

1. Basis of presentation

The condensed consolidated balance sheet information for June 30, 2002 was derived from the audited Consolidated Balance Sheets of First Federal Bankshares, Inc. (the "Company") at June 30, 2002. The condensed consolidated financial statements as of and for the three months and six months ended December 31, 2002 and 2001 are unaudited.

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

The Company's critical accounting policy relates to the allowance for losses on loans. The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans. The allowance for losses on loans is based on management's current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectibility as of the reporting date. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management's knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. This evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about uncertain matters.

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

3. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4. Earnings per share

The following information was used in the computation of net earnings per common share on both a basic and diluted basis for the periods presented.

                                                 Three months ended            Six months ended
                                                    December 31,                 December 31,
                                                2002           2001           2002           2001
                                            ----------     ----------     ----------     ----------
Basic earnings per share computation:
   Net earnings                             $1,536,756     $1,129,104     $2,724,505     $2,201,948
   Weighted average common shares
         outstanding                         3,946,926      4,085,670      3,978,070      4,148,666
                                            ----------     ----------     ----------     ----------
      Basic earnings per share              $     0.39     $     0.28     $     0.68     $     0.53
                                            ==========     ==========     ==========     ==========

Diluted earnings per share computation:
   Net earnings                             $1,536,756     $1,129,104     $2,724,505     $2,201,948
   Weighted average common
      shares outstanding - basic             3,946,926      4,085,670      3,978,070      4,148,666
   Incremental option shares using
      treasury stock method                     82,382         88,319         84,968         82,698
                                            ----------     ----------     ----------     ----------
   Weighted average diluted
      shares outstanding                     4,029,308      4,173,989      4,063,038      4,231,364
                                            ----------     ----------     ----------     ----------
      Diluted earnings per share            $     0.38     $     0.27     $     0.67     $     0.52
                                            ==========     ==========     ==========     ==========

5. Goodwill and other intangible assets

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

Additionally, during the quarter ended September 30, 2002, management reviewed the assessment performed on adoption of SFAS 142 and determined that no material events or circumstances had occurred since the original valuation which would result in a significantly different conclusion if the valuation were updated for the purpose of determining any potential goodwill impairment.

Consequently, the outstanding balance of goodwill has not changed since the adoption of SFAS 142.

The gross carrying amount of intangible assets subject to amortization and the associated accumulated amortization at December 31, 2002, is presented in the table below. Amortization expense for intangible assets was $108,621 and $160,745, respectively, for the three months ended December 31, 2002 and 2001 and $217,240 and $209,990, respectively, for the six months ended December 31, 2002 and 2001.

                                               December 31, 2002
                                          -------------------------
                                             Gross
                                           carrying     accumulated
                                            amount      amortization
                                            ------      ------------
      Intangible assets:
        Core deposit premium              $  690,140       $394,390
        Mortgage servicing rights            700,250        548,000
                                          ----------       --------
      Total                               $1,390,390       $942,390
                                          ==========       ========
      Unamortized intangible assets                        $448,000
                                                           ========

Projections of amortization expense are based on existing asset balances and the existing interest rate environment as of December 31, 2002. What the Company actually experiences may be significantly different depending upon changes in mortgage interest rates and market conditions. The following table shows the estimated future amortization expense for amortizing intangible assets:

                       Core deposit      Mortgage servicing
                       premium           rights                Total
                       -------------     ------------------    ---------
Six months ended
  June 30, 2003        $ 29,280           $ 152,250            $ 181,530

Year ended June 30,
       2004              52,374                 --                52,374
       2005              45,396                 --                45,396
       2006              44,604                 --                44,604
       2007              44,604                 --                44,604
       2008              44,604                 --                44,604

6. Dividends

On October 24, 2002 the Company declared a cash dividend on its common stock, payable on November 29, 2002 to stockholders of record as of November 15, 2002, equal to $.08 per share. Dividends totaling $318,263 were paid to stockholders on November 29, 2002.

On January 16, 2003 the Company declared a cash dividend on its common stock, payable on February 28, 2003 to stockholders of record as of February 14, 2003 equal to $.08 per share. The Company expects to pay approximately $310,000 to stockholders on February 28, 2003.

7. Stock Options

At December 31, 2002, the Company had two stock-based employee compensation plans, which are described more fully in Note 12 of the Company's 2002 Annual Report to Stockholders. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-based Compensation, to stock-based employee compensation.

                                                       Three months ended                       Six months ended
                                                           December 31,                            December 31,
                                                    2002                 2001                 2002                 2001
                                               -------------        -------------        -------------        -------------
      Net income, as reported                  $   1,536,756        $   1,129,104        $   2,724,505        $   2,201,948
      Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method
        for all awards, net of related
        tax effects                                  (17,439)             (16,134)             (33,575)             (32,269)
                                               -------------        -------------        -------------        -------------
       Pro forma net income                    $   1,519,317        $   1,112,970        $   2,690,930        $   2,169,679
                                               =============        =============        =============        =============
      Earnings per share:
        Basic - as reported                    $        0.39        $        0.28        $        0.68        $        0.53
        Basic - pro forma                      $        0.38        $        0.27        $        0.68        $        0.52
                                               =============        =============        =============        =============
        Diluted - as reported                  $        0.38        $        0.27        $        0.67        $        0.52
        Diluted - pro forma                    $        0.38        $        0.28        $        0.66        $        0.51
                                               =============        =============        =============        =============

The fair value of each option grant has been estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in all periods presented: dividend yield of 3.41%; expected volatility of 22.76%; risk free interest rate of 6.29%; and expected life of 7.5 years.

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

Financial condition

Total assets decreased by $10.2 million, or 1.6%, to $640.5 million at December 31, 2002 from $650.8 million at June 30, 2002. Cash and cash equivalents increased by $9.9 million, or 42.6%, to $33.1 million at December 31, 2002 from $23.2 million at June 30, 2002. Proceeds from maturities and sales of investment securities totaled $29.6 million for the six months ended December 31, 2002 while purchases of investment securities for the same period totaled $7.1 million. Securities available-for-sale decreased by $14.4 million, or 15.6%, to $77.9 million at December 31, 2002 from $92.3 million at June 30, 2002. Securities held-to-maturity decreased by $7.8 million, or 12.4%, to $55.5 million at December 31, 2002 from $63.3 million at June 30, 2002. Loans receivable totaled $418.2 million and $418.4 million, respectively, at December 31, 2002 and June 30, 2002. Other assets increased by $2.2 million, or 16.8%, to $15.5 million at December 31, 2002 from $13.3 million at June 30, 2002 largely due to an increase in receivables for mortgage loans sold to other investors. Mortgage refinance activity was strong during the six months ended December 31, 2002 due to the continued low market interest rate environment. FHLB Stock increased by $670,000, or 13.3%, to $5.7 million at December 31, 2002 from $5.0 million at June 30, 2002 due to FHLB stock purchase requirements related to outstanding advance balances.

Deposits decreased by $21.1 million, or 4.5%, to $451.5 million at December 31, 2002 from $472.6 million at June 30, 2002 largely due to a special Money Market promotion in place at June 30, 2002, that concluded during the current fiscal year period. Customers that had been attracted by the promo rate generally withdrew funds and sought higher yields when the promotion ended. Partially offsetting the decrease in the balance of deposits was an increase in FHLB advances as the Company took down fixed-rate fixed-term advances at generally lower rates than comparable-term retail certificates of deposit. FHLB advances increased by $12.4 million, or 12.6%, to $111.5 million at December 31, 2002 from $99.1 million at June 30, 2002.

Total stockholders' equity was $71.1 million and $71.3 million, respectively, at December 31, 2002 and June 30, 2002. The Company purchased 186,500 shares of its common stock during the six months ended December 31, 2002 at a cost of $2.7 million. The purchase of 40,500 shares of common stock completed a repurchase program commenced in December 2000 and the remaining 146,000 shares were purchased under a new repurchase program announced in August 2002. Under this new stock repurchase program the Company expects to acquire up to 280,000 additional shares of its common stock, subject to market conditions and other factors.

Earnings totaled $2.7 million for the first six months of the fiscal year. Excluding dividends on unallocated Employee Stock Ownership Plan ("ESOP") shares, dividends declared during the six months ended December 31, 2002 totaled $641,000.

Capital

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of December 31, 2002 the Bank was in compliance with all regulatory capital requirements. The Bank's required, actual and excess capital levels as of December 31, 2002 were as follows:

                                                                     Excess of
                                                                     Actual Over
                        Required        % of     Actual       % of   Regulatory
                          Amount      Assets     Amount     Assets   Requirement
                          ------      ------     ------     ------   -----------
                                          (Dollars in thousands)
   Tangible Capital      $ 9,280        1.5%    $49,326       7.97%    $40,046
   Core Capital           18,560        3.0%     49,326       7.97%     30,766
   Risk-based Capital     33,056        8.0%     54,031      13.08%     20,975

Liquidity

The Company is required by OTS regulation to maintain sufficient liquidity to assure its safe and sound operation. Liquid assets include cash, certain time deposits, banker's acceptances and specified United States government, state or federal agency obligations. For the quarter ended December 31, 2002 the Company's average liquidity position was $140.8 million. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrowed funds, when applicable, and loan commitments. The Company also adjusts liquidity as appropriate to meet its asset/liability objectives.

Effect of new accounting standards

In October 2002, the FASB issued Statement No. 147 (SFAS 147), Acquisitions of Certain Financial Institutions, which no longer requires the separate recognition and subsequent amortization of goodwill that was originally required by Statement No. 72 (SFAS 72), Accounting for Certain Acquisitions of Banking or Thrift Institutions. Instead, SFAS 72 goodwill would be accounted for in accordance with Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets and would be subject to an annual impairment test. SFAS 147 also amends Statement No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope core deposit intangibles. Those intangible assets are now subject to the same recoverability and impairment loss recognition provisions that SFAS 144 requires for other long-lived assets. SFAS 147 was adopted effective October 1, 2002. The adoption of SFAS 147 had no effect on the Company's financial statements.

In December 2002, the FASB issued Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to FASB Statement 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 did not have a material effect on the Company's financial statements.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED December 31, 2002 and 2001

General. Net earnings for the three months ended December 31, 2002 increased by $408,000, or 36.1%, to $1.5 million, or $0.38 per diluted share, from $1.1 million, or $0.27 per diluted share, for the three months ended December 31, 2001.

Interest Income. Interest income decreased by $816,000, or 8.2%, to $9.1 million for the three months ended December 31, 2002 from $10.0 million for the three months ended December 31, 2001, primarily due to a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased by 47 basis points to 6.50% for the three months ended December 31, 2002 from 6.97% for the three months ended December 31, 2001, due to changes in the mix of interest-earning assets and lower yields on all categories of interest-earning assets in the continued low market interest rate environment. In addition, the average balance of interest-earning assets decreased by $9.5 million, or 1.7%, to $562.4 million for the three months ended December 31, 2002 from $571.9 million for the three months ended December 31, 2001.

Interest income on loans receivable decreased by $752,000, or 9.0%, to $7.6 million for the three months ended December 31, 2002 from $8.4 million for the three months ended December 31, 2001. The decrease in interest income on loans was primarily due to a decrease in the average yield on loans. The average yield on loans receivable decreased by 64 basis points to 7.32% for the three months ended December 31, 2002 from 7.96% for the three months ended December 31, 2001. The decrease in the average yield on loans was due to refinancing activity and to interest rate reductions for adjustable-rate loans in the generally lower market interest rate environment during the current year period. In addition, the average balance of loans receivable decreased by $4.5 million, or 1.1%, to $417.2 million for the three months ended December 31, 2002 from $421.7 million for the three months ended December 31, 2001.

Interest income on mortgage-backed securities ("MBS") for the three months ended December 31, 2002 increased by $388,000, or 90.9%, to $816,000 from $427,000 for the three months ended December 31, 2001 primarily due to an increase in the average balance of such securities. The average balance of MBS increased by $34.7 million, or 111.7%, to $65.8 million for the three months ended December 31, 2002 from $31.1 million for the three months ended December 31, 2001. The Company's investment policy allows that up to 60% of the investment portfolio may consist of MBS issued by United States Agencies. These securities are consistent with the Company's primary business of offering mortgage loans and generally have a shorter duration than their stated maturity due to regular amortization and refinancing activity which the Company considers advantageous in the current low market interest rate environment. The average yield on MBS decreased by 54 basis points to 4.96% for the three months ended December 31, 2002 from 5.50% for the three months ended December 31, 2001. The decrease in the average yield on MBS was partly due to purchases yielding relatively lower rates since the prior year period. In addition, adjustable-rate MBS repriced at lower rates in the generally lower market interest rate environment.

Interest income on investment securities decreased by $237,000, or 25.8%, to $684,000 for the three months ended December 31, 2002 from $921,000 for the three months ended December 31, 2001. The average yield on investment securities decreased by 125 basis points to 3.57% for the three months ended December 31, 2002 from 4.82% for the three months ended December 31, 2001 in the generally lower market interest rate environment. The average balance of investment securities was $76.6 million and $76.4 million, respectively, for the three months ended December 31, 2002 and 2001.

Interest Expense. Interest expense decreased by $1.8 million, or 30.2%, to $4.2 million for the three months ended December 31, 2002 from $6.0 million for the three months ended December 31, 2001. Interest on deposits decreased by $1.9 million, or 39.2%, to $2.9 million for the three months ended December 31, 2002 from $4.8 million for the three months ended December 31, 2001. The average cost of deposits decreased by 147 basis points to 2.72% for the three months ended December 31, 2002 from 4.19% for the three months ended December 31, 2001. The decrease in the average cost of deposits was due to changes in the mix of deposit types and to the generally lower market interest rate environment during the three months ended December 31, 2002. Also contributing to the decrease in interest on deposits was a decrease in the average balance of deposits. The average balance of deposits decreased by $27.7 million, or 6.1%, to $428.3 million for the three months ended December 31, 2002 from $456.0 million for the three months ended December 31, 2001. In addition, the Company lowered rates on deposit products and increased its use of wholesale funding from the FHLB with generally lower interest costs than term deposits.

Interest on FHLB advances totaled $1.3 million and $1.2 million, respectively, for the three months ended December 31, 2002 and 2001. The increase in interest on borrowings was primarily due to an increase in the average balance of advances. The average balance of advances increased by $25.1 million, or 30.4%, to $107.7 million for the three months ended December 31, 2002 from $82.6 million for the three months ended December 31, 2001. Largely offsetting the increase in the average balance of borrowings was a decrease in the average cost of borrowings. The average cost of borrowings decreased by 113 basis points to 4.73% for the three months ended December 31, 2002 from 5.86% for the three months ended December 31, 2001.

Net Interest Income. The decrease in interest income was more than offset by the decrease in interest expense. As a result, net interest income before provision for losses on loans increased by $991,000, or 24.9%, to $5.0 million for the three months ended December 31, 2002 from $4.0 million for the three months ended December 31, 2001. The Company's interest rate spread for the three months ended December 31, 2002 increased to 3.38% from 2.52% for the three months ended December 31, 2001. In addition, the Company's net yield on interest-earning assets increased to 3.53% for the three months ended December 31, 2002 from 2.78% for the three months ended December 31, 2001.

Provision for Losses on Loans. Provision for losses on loans totaled $400,000 for each of the three months ended December 31, 2002 and 2001. Non-performing loans decreased to $5.2 million, or 1.3% of total loans, at December 31, 2002 from $6.2 million, or 1.5% of total loans, at June 30, 2002. At December 31, 2001 non-performing loans totaled $7.3 million, or 1.7% of total loans.

Noninterest Income. Noninterest income increased by $109,000, or 4.6%, to $2.5 million for the three months ended December 31, 2002 from $2.4 million for the three months ended December 31, 2001. During the three months ended December 31, 2002 the Company recorded a gain on the sale of investment securities totaling $38,000 compared with a gain of $2,000 for the three months ended December 31, 2001. Income from real estate-related activities of the Company's subsidiaries increased by $44,000, or 12.5%, to $396,000 for the three months ended December 31, 2002 from $351,000 for the three months ended December 31, 2001 due to continued strong mortgage origination and refinancing activity. Additionally, other income increased by $94,000, or 25.1%, to $468,000 for the three months ended December 31, 2002 from $374,000 for the three months ended December 31, 2001 partly due to the increase in the cash surrender value of bank owned life insurance ("BOLI"). Partly offsetting the increases in certain noninterest income types were decreases of $36,000 and $42,000, respectively, in income from fees and service charges and gain on sale of loans held for sale for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001.

Noninterest expense. Noninterest expense increased by $470,000, or 11.1%, to $4.7 million for the three months ended December 31, 2002 from $4.2 million, for the three months ended December 31, 2001. The increase in noninterest expense was largely due to an increase of $262,000, or 11.4%, in compensation and benefits expense to $2.6 million for the three months ended December 31, 2002 from $2.3 million for the three months ended December 31, 2001. The increase in compensation and benefits expense was due to pension contribution expense in addition to annual salary and benefit cost increases. The Company is a participant in the Financial Institutions Retirement Fund (the "FIRF"). FIRF has notified the Company that a contribution will be required for fiscal 2003. During the three months ended December 31, 2002 the Company recorded a $90,000 expense for pension contributions. The FIRF had been in fully-funded status since July 1987; therefore, no pension contribution expense was recorded for fiscal 1988 through fiscal 2002. Noninterest expense also increased due to an increase in office property and equipment, advertising and other expense. Office property and equipment expense increased by $55,000, or 9.1%, to $658,000 for the three months ended December 31, 2002 from $603,000 for the three months ended December 31, 2001 partially due to increases in the cost of various maintenance contracts on the Company's equipment and to increases in maintenance expense for the Company's office locations. Advertising expense increased by $66,000, or 81.8%, to $147,000 for the three months ended December 31, 2002 from $81,000 for the three months ended December 31, 2001 as the Company promoted features of the Bank's checking products. Other expense increased by $94,000, or 8.4%, to $1.2 million for the three months ended December 31, 2002 from $1.1 million for the three months ended December 31, 2001. The increase in other expense was primarily due to losses on the sale of repossessed vehicles as the Company experienced generally depressed prices in its market area on disposal of previously owned autos.

Net earnings and income tax expense. Net earnings before income taxes increased by $630,000, or 36.8%, to $2.3 million for the three months ended December 31, 2002 from $1.7 million for the three months ended December 31, 2001. Income tax expense totaled $803,000 and $581,000, respectively, for the three months ended December 31, 2002 and 2001. The Company's effective tax rate was 34.3% and 34.0%, respectively, for the three months ended December 31, 2002 and 2001.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
December 31, 2002 and 2001

General. Net earnings for the six months ended December 31, 2002 increased by $523,000, or 23.7%, to $2.7 million, or $0.67 per diluted share, from $2.2 million, or $0.52 per diluted share, for the six months ended December 31, 2001.

Interest Income. Interest income decreased by $2.2 million, or 10.6%, to $18.6 million for the six months ended December 31, 2002 from $20.8 million for the six months ended December 31, 2001, primarily due to a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased by 63 basis points to 6.54% for the six months ended December 31, 2002 from 7.17% for the six months ended December 31, 2001, due to changes in the mix of interest-earning assets and lower yields on all categories of interest-earning assets in the continued low market interest rate environment. In addition, the average balance of interest-earning assets decreased by $11.6 million, or 2.0%, to $569.6 million for the six months ended December 31, 2002 from $581.1 million for the six months ended December 31, 2001.

Interest income on loans receivable decreased by $1.7 million, or 10.0%, to $15.4 million for the six months ended December 31, 2002 from $17.1 million for the six months ended December 31, 2001. The decrease in interest income on loans was primarily due to a decrease in the average yield on loans. The average yield on loans receivable decreased by 73 basis points to 7.36% for the six months ended December 31, 2002 from 8.09% for the six months ended December 31, 2001. The decrease in the average yield on loans was due to refinancing activity and to interest rate reductions for adjustable-rate loans in the generally lower market interest rate environment during the current year period. In addition, the average balance of loans receivable decreased by $5.0 million, or 1.2%, to $418.1 million for the six months ended December 31, 2002 from $423.2 million for the six months ended December 31, 2001.

Interest income on mortgage-backed securities ("MBS") for the six months ended December 31, 2002 increased by $983,000, or 126.6%, to $1.8 million from $776,000 for the six months ended December 31, 2001 primarily due to an increase in the average balance of such securities. The average balance of MBS increased by $42.7 million, or 161.8%, to $69.1 million for the six months ended December 31, 2002 from $26.4 million for the six months ended December 31, 2001. The average yield on MBS decreased by 79 basis points to 5.09% for the six months ended December 31, 2002 from 5.88% for the six months ended December 31, 2001. The decrease in the average yield on MBS was primarily due to purchases at relatively lower yields and to repricing of adjustable-rate MBS at lower rates in the generally lower market interest rate environment.

Interest income on investment securities decreased by $833,000, or 36.1%, to $1.5 million for the six months ended December 31, 2002 from $2.3 million for the six months ended December 31, 2001. The average yield on investment securities decreased by 174 basis points to 3.67% for the six months ended December 31, 2002 from 5.41% for the six months ended December 31, 2001 in the generally lower market interest rate environment. In addition, the average balance of investment securities decreased by $4.8 million, or 5.6%, to $80.4 million for the six months ended December 31, 2002 from $85.3 million for the six months ended December 31, 2001. For the six months ended December 31, 2002 the Company increased its average investment in short-term mutual funds by $20.8 million to $38.4 million from $17.6 million for the six months ended December 31, 2001 rather than commit to longer-term investments in the historically low market interest rate environment during the period. The average yield on these funds for the six months ended December 31, 2002 was 2.97%.

Interest Expense. Interest expense decreased by $3.8 million, or 30.3%, to $8.8 million for the six months ended December 31, 2002 from $12.6 million for the six months ended December 31, 2001. Interest on deposits decreased by $3.9 million, or 38.9%, to $6.2 million for the six months ended December 31, 2002 from $10.1 million for the six months ended December 31, 2001. The average cost of deposits decreased by 156 basis points to 2.86% for the six months ended December 31, 2002 from 4.42% for the six months ended December 31, 2001. The decrease in the average cost of deposits was due to changes in the mix of deposit types and to the generally lower market interest rate environment during the six months ended December 31, 2002. During the six months ended December 31, 2002 the percentage of balances in transaction accounts increased to 45% of total deposits compared to 39% of total deposits during the same period of the prior year. Transaction accounts generally carry a lower interest cost than certificates of deposit. Also contributing to the decrease in interest on deposits was a decrease in the average balance of deposits. The average balance of deposits decreased by $25.6 million, or 5.6%, to $432.8 million for the six months ended December 31, 2002 from $458.4 million for the six months ended December 31, 2001 as depositors realigned their savings patterns in the generally low market interest rate environment and chose higher-yielding alternative investment products or deposit products offered by the Company's competitors at attractive rates. During the three months ended December 31, 2002 the Company generally decreased interest rates paid on deposits in the continued low market interest rate environment.

Interest on FHLB advances increased by $135,000, or 5.5%, to $2.6 million for the six months ended December 31, 2002 from $2.4 million for the six months ended December 31, 2001. The increase in interest on borrowings was primarily due to an increase in the average balance of advances. The average balance of advances increased by $23.5 million, or 28.2%, to $106.8 million for the six months ended December 31, 2002 from $83.3 million for the six months ended December 31, 2001. Largely offsetting the increase in the average balance of borrowings was a decrease in the average cost of borrowings. The average cost of borrowings decreased by 104 basis points to 4.84% for the six months ended December 31, 2002 from 5.88% for the six months ended December 31, 2001.

Net Interest Income. The decrease in interest income was more than offset by the decrease in interest expense. As a result, net interest income before provision for losses on loans increased by $1.6 million, or 19.4%, to $9.9 million for the six months ended December 31, 2002 from $8.3 million for the six months ended December 31, 2001. The Company's interest rate spread for the six months ended December 31, 2002 increased to 3.29% from 2.53% for the six months ended December 31, 2001. In addition, the Company's net yield on interest-earning assets increased to 3.46% for the six months ended December 31, 2002 from 2.84% for the six months ended December 31, 2001.

Provision for Losses on Loans. Provision for losses on loans totaled $1.2 million and $1.3 million, respectively, for the six months ended December 31, 2002 and 2001. During the six months ended December 31, 2002 the Company recorded net charge-offs totaling $1.2 million. As of December 31, 2002, the Company was not accruing interest on a total of $3.9 million in non-performing loan balances.

Noninterest Income. Noninterest income decreased by $189,000, or 4.0%, to $4.6 million for the six months ended December 31, 2002 from $4.7 million for the six months ended December 31, 2001. During the six months ended December 31, 2001, the Company recorded a pretax gain of $456,000 on the sale of a branch office to another financial institution. The gain was related to the sale of deposits, loans and the building and fixtures of the branch office. During the six months ended December 31, 2002 the Company recorded a gain on the sale of investment securities totaling $38,000 while a loss of $23,000 on the sale of investment securities was recorded for the three months ended December 31, 2001. Other income increased by $228,000, or 35.2%, to $878,000 for the six months ended December 31, 2002 from $650,000 for the six months ended December 31, 2001 partly due to income related to the increase in the cash surrender value of bank owned life insurance ("BOLI") purchased by the Company in November and December 2001.

Noninterest expense. Noninterest expense increased by $725,000, or 8.7%, to $9.1 million for the six months ended December 31, 2002 from $8.3 million, for the six months ended December 31, 2001. The increase in noninterest expense was largely due to an increase of $417,000, or 9.2%, in compensation and benefits expense to $5.0 million for the six months ended December 31, 2002 from $4.5 million for the six months ended December 31, 2001. The increase in compensation and benefits expense was due to pension contribution expense and to annual salary and benefit cost increases. During the six months ended December 31, 2002 the Company recorded an $180,000 expense for pension contributions while no expense was recorded for the six months ended December 31, 2001. Noninterest expense also increased due to an increase in office property and equipment, advertising and other expense. Office property and equipment expense and advertising expense increased by $83,000, or 6.8%, and $62,000, or 35.7%, respectively, for the six months ended December 31, 2002 as compared to the six months ended December 31, 2001. Other expense increased by $182,000, or 8.3%, to $2.4 million for the six months ended December 31, 2002 from $2.2 million for the six months ended December 31, 2001. The increase in other expense was partly due to losses on the sale of repossessed vehicles. In addition, the company opted to change to a cash method of payment for certain item processing services rather than maintaining compensating balances at exceptionally low earnings credit rates. Those cash payments for the six months ended December 31, 2002 totaled $56,000.

Net earnings and income tax expense. Net earnings before income taxes increased by $739,000, or 21.9%, to $4.1 million for the six months ended December 31, 2002 from $3.4 million for the six months ended December 31, 2001. Income tax expense totaled $1.4 million and $1.2 million, respectively, for the six months ended December 31, 2002 and 2001. The Company's effective tax rate was 33.8% and 34.8%, respectively, for the six months ended December 31, 2002 and 2001. The lower effective tax rate for the six months ended December 31, 2002 resulted from an increase in tax-exempt investments such as BOLI.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company's market risk is primarily comprised of interest rate risk resulting from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates might adversely affect the Company's net interest income or the economic value of its portfolio of assets, liabilities and off-balance-sheet contracts. Management continually develops and applies strategies to mitigate this risk. The Company has not experienced any material changes in its market risk position from that disclosed in the Company's 2002 Form 10-K Annual Report as of June 30, 2002. Management does not believe that the Company's primary market risk exposures and how those exposures were managed in the second quarter of fiscal 2003 changed significantly when compared to the immediately preceding quarter ended September 30, 2002. The Company primarily relies on the OTS Net Portfolio Value Model (the "Model") to measure its susceptibility to interest rate changes. For various assumed hypothetical changes in market interest rates, the Model estimates the current economic value of each type of asset, liability and off-balance-sheet contract. The present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts results in a net portfolio value ("NPV") estimate. An analysis of the changes in NPV in the event of hypothetical changes in interest rates is presented in the Form 10-K filed by the Company for the fiscal year ended June 30, 2002.

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

Submission of Matters to a Vote of Security Holders

The Company convened its 2002 Annual Meeting of Stockholders on October 24, 2002. At the meeting, the stockholders of the Company considered and voted on the following proposals:

Ballot No. 1.

The election of Arlene T. Curry, Gary L. Evans and Allen J. Johnson, each to serve as directors for terms of three years and until their successors have been elected and qualified - The results of Ballot No. 1 are as follows:

                                               For            Withheld
                                               ---            --------
            Arlene T. Curry                  3,451,834         62,669
            Gary L. Evans                    3,455,344         59,159
            Allen J. Johnson                 3,457,306         57,197

Ballot No. 2.

The ratification of the appointment of KPMG LLP as auditors for the Company for the fiscal year ending June 30, 2003 - The results of Ballot No. 2 are as follows:

                                      For           Against       Abstain
                                      ---           -------       -------
   Number of Votes                 3,473,085        14,263         27,155
   Percentage of votes present
     in person or by proxy              98.8%          0.4%           0.8%

Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit No.

          99.1 Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

          99.2 Written statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b)   Reports on Form 8-K

A report on Form 8-K was filed on October 22, 2002. The event reported was the Company's announcement of earnings for the quarter ended September 30, 2002 in a press release dated October 21, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                         FIRST FEDERAL BANKSHARES, INC.

         DATE:  February 12, 2003        BY: /s/Barry E. Backhaus
                                            ---------------------------
                                                Barry E. Backhaus
                                                President and
                                                Chief Executive Officer

         DATE:  February 12, 2003        BY: /s/Colin D. Anderson
                                            ---------------------------
                                                Colin D. Anderson
                                                Senior Vice President and
                                                Chief Financial Officer

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


February 12, 2003                       /s/ Barry E. Backhaus
-----------------                       --------------------------------------
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


February 12, 2003                       /s/ Colin D. Anderson
-----------------                       --------------------------------------
Date                                    Colin D. Anderson
                                        Senior Vice President and Chief
                                        Financial Officer