Form 10-Q
period 2003-05-12
FIRST FEDERAL BANKSHARES INC
filed 2003-05-12
CIK 1075348

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[Mark One]
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003

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

         --------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report

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
                                    Yes |_|   No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at May 9, 2003
  (Common Stock, $.01 par value)                 3,899,491

                         FIRST FEDERAL BANKSHARES, INC.


                                      INDEX




                                                                     Page

Part I.     Financial Information

   Item I.  Financial Statements of First Federal
            Bankshares, Inc. and Subsidiaries                         1

            Condensed Consolidated Balance Sheets
            at March 31, 2003 and June 30, 2002                       1

            Condensed Consolidated Statements of Operations
            for the three- and nine-month periods ended
            March 31, 2003 and 2002                                   2

            Condensed Consolidated Statements of Changes in
            Stockholders' Equity for the nine-month periods
            ended March 31, 2003 and 2002                             3

            Condensed Consolidated Statements of Comprehensive
            Income for the three- and nine-month periods ended
            March 31, 2003 and 2002                                   4

            Condensed Consolidated Statements of Cash Flows
            for the nine-month periods ended
            March 31, 2003 and 2002                                   5

            Notes to Condensed Consolidated Financial Statements      6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations             9

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                              20

   Item 4.  Controls and Procedures                                  21


Part II.    Other Information                                        21

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

  FIRST FEDERAL BANKSHARES, INC and SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     March 31,           June 30,
                                                                       2003                2002
                                                                  -------------       -------------
Assets
Cash and due from banks                                           $  31,277,704       $  23,114,024
Interest-bearing deposits in other financial institutions             4,279,807             103,197
                                                                  -------------       -------------
       Cash and cash equivalents                                     35,557,511          23,217,221
                                                                  -------------       -------------
Securities available-for-sale, at fair value (amortized
    cost of $93,668,769 and $91,529,014, respectively)               94,617,237          92,313,472
Securities held-to-maturity, at amortized cost
   (fair value of $51,595,409 and $64,009,952, respectively)         50,216,872          63,294,694
Loans receivable                                                    403,137,507         422,965,769
Less: Allowance for loan loss                                         4,579,774           4,583,897
                                                                  -------------       -------------
      Loans receivable, net                                         398,557,733         418,381,872
                                                                  -------------       -------------

Office property and equipment, net                                   13,308,919          13,770,198
Federal Home Loan Bank stock, at cost                                 5,707,300           5,037,800
Accrued interest receivable                                           2,672,531           2,803,663
Refundable income taxes                                                      --             146,741
Goodwill (note 5)                                                    18,523,607          18,523,607
Other assets                                                         15,693,117          13,267,904
                                                                  -------------       -------------
Total assets                                                      $ 634,854,827       $ 650,757,172
                                                                  =============       =============

Liabilities
Deposits                                                          $ 452,467,840       $ 472,648,336
Advances from Federal Home Loan Bank                                103,895,323          99,064,679
Advance payments by borrowers for
    taxes and insurance                                                 596,586           1,482,743
Deferred tax liability                                                  163,000             103,000
Accrued taxes on income                                                  24,467                  --
Accrued interest payable                                              2,512,901           3,640,039
Accrued expenses and other liabilities                                4,112,852           2,555,580
                                                                  -------------       -------------
Total liabilities                                                   563,772,969         579,494,377
                                                                  -------------       -------------

Stockholders' equity
Common stock, $.01 par value, 12,000,000 shares authorized;
    4,892,057 and 4,871,112 shares issued at
    March 31, 2003 and June 30, 2002, respectively                       48,921              48,711
Additional paid-in capital                                           36,459,431          36,247,480
Retained earnings, substantially restricted                          47,098,462          43,542,299
Treasury stock, at cost, 948,966 and 665,764 shares at
   March 31, 2003 and June 30, 2002, respectively                   (11,793,249)         (7,577,646)
Accumulated other comprehensive income                                  594,467             490,458
Unearned ESOP                                                        (1,221,200)         (1,330,000)
Unearned RRP                                                           (104,974)           (158,507)
                                                                  -------------       -------------
Total stockholders' equity                                           71,081,858          71,262,795
                                                                  -------------       -------------
Total liabilities and stockholders' equity                        $ 634,854,827       $ 650,757,172
                                                                  =============       =============


See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Three months                    Nine months
                                                                        ended March 31,                 ended March 31,
                                                                      2003           2002            2003            2002
                                                                 ----------------------------------------------------------
Interest income:
    Loans receivable                                             $ 7,031,157    $ 7,881,878    $ 22,418,585    $ 24,989,780
    Mortgage-backed securities                                       708,711        870,600       2,467,808       1,647,021
    Investment securities                                            669,433        823,796       2,144,336       3,131,767
    Other interest-earning assets                                     30,585         23,874          41,533         666,145
                                                                 ----------------------------------------------------------
         Total interest income                                     8,439,886      9,600,148      27,072,262      30,434,713
                                                                 ----------------------------------------------------------
Interest expense:
    Deposits                                                       2,574,190      4,085,077       8,762,145      14,212,165
    Advances from FHLB and other borrowings                        1,222,914      1,272,290       3,807,420       3,722,053
                                                                 ----------------------------------------------------------
         Total interest expense                                    3,797,104      5,357,367      12,569,565      17,934,218
                                                                 ----------------------------------------------------------
    Net interest income                                            4,642,782      4,242,781      14,502,697      12,500,495
    Provision for losses on loans                                    200,000      1,035,000       1,430,000       2,315,000
                                                                 ----------------------------------------------------------
    Net interest income after provision for losses on loans        4,442,782      3,207,781      13,072,697      10,185,495
                                                                 ----------------------------------------------------------
Noninterest income:
    Fees and service charges                                       1,491,107      1,192,216       4,031,543       3,721,515
    Gain on sale of loans held for sale                              356,215        133,109         679,765         469,574
    Gain on sale of branch deposits                                       --             --              --         164,730
    Gain on sale of real estate owned and held for development        35,960         81,392          84,200         156,483
    Net gain (loss) on sale of securities                            221,143             --         258,643         (23,457)
    Net (loss) gain on sale of office property and equipment          (6,612)          (826)         (5,643)        250,404
    Real estate-related activities                                   409,244        333,825       1,132,259       1,091,226
    Other income                                                     420,452        385,781       1,298,392       1,035,382
                                                                 ----------------------------------------------------------
         Total noninterest income                                  2,927,509      2,125,497       7,479,159       6,865,857
                                                                 ----------------------------------------------------------
Noninterest expense:
    Compensation and benefits (note 7)                             2,576,695      2,300,514       7,529,845       6,836,354
    Office property and equipment                                    726,472        655,168       2,024,145       1,869,747
    Deposit insurance premiums                                        19,093         22,037          59,977          67,575
    Data processing expense                                           82,139         89,879         236,257         259,033
    Advertising                                                       60,509        119,427         296,729         293,499
    Other expense                                                  1,252,935      1,075,907       3,634,950       3,275,850
                                                                 ----------------------------------------------------------
         Total noninterest expense                                 4,717,843      4,262,932      13,781,903      12,602,058
                                                                 ----------------------------------------------------------

    Earnings before taxes on income                                2,652,448      1,070,346       6,769,953       4,449,294
    Taxes on income                                                  870,000        325,000       2,263,000       1,502,000
                                                                 ----------------------------------------------------------
    Net earnings                                                 $ 1,782,448    $   745,346    $  4,506,953    $  2,947,294
                                                                 ==========================================================
Earnings per share:
    Basic earnings per share                                     $      0.46    $      0.18    $       1.15    $       0.71
                                                                 ==========================================================
    Diluted earnings per share                                   $      0.45    $      0.18    $       1.12    $       0.70
                                                                 ==========================================================

    Dividends declared per share                                 $      0.08    $      0.08    $       0.24    $       0.24
                                                                 ==========================================================


See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                     Nine months ended March 31,
                                                                         2003           2002
                                                                     --------------------------
Capital Stock
   Beginning of year balance                                         $    48,711    $    48,495
   Stock options exercised                                                   210            166
-----------------------------------------------------------------------------------------------
End of period balance                                                     48,921         48,661
-----------------------------------------------------------------------------------------------

Additional paid-in capital
   Beginning of year balance                                          36,247,480     36,053,892
   RRP awarded                                                             9,600         17,500
   RRP forfeited                                                            (550)        (1,800)
   Stock options exercised                                               161,240        111,757
   Stock appreciation of allocated ESOP shares                            41,661         23,796
-----------------------------------------------------------------------------------------------
End of period balance                                                 36,459,431     36,205,145
-----------------------------------------------------------------------------------------------

Retained earnings, substantially restricted
   Beginning of year balance                                          43,542,299     41,357,535
   Net earnings                                                        4,506,953      2,947,294
   Dividends paid on common stock                                       (950,790)      (997,394)
-----------------------------------------------------------------------------------------------
End of period balance                                                 47,098,462     43,307,435
-----------------------------------------------------------------------------------------------

Treasury stock, at cost
   Beginning of year balance                                          (7,577,646)    (2,803,832)
   RRP awarded                                                            18,000         63,000
   RRP forfeited                                                         (19,800)       (64,800)
   Treasury stock purchased                                           (4,213,803)    (3,671,914)
-----------------------------------------------------------------------------------------------
End of period balance                                                (11,793,249)    (6,477,546)
-----------------------------------------------------------------------------------------------

Accumulated other comprehensive income (loss)
   Beginning of year balance                                             490,458       (343,831)
   Net change in unrealized gains on securities available-for-sale       266,178        642,629
   Less: reclassification adjustment for net realized gains (losses)
         included in net income, net of tax expense                      162,169        (14,708)
-----------------------------------------------------------------------------------------------
End of period balance                                                    594,467        313,506
-----------------------------------------------------------------------------------------------

Unearned ESOP shares
   Beginning of year balance                                          (1,330,000)    (1,473,470)
   ESOP shares allocated                                                 108,800        106,560
-----------------------------------------------------------------------------------------------
End of period balance                                                 (1,221,200)    (1,366,910)
-----------------------------------------------------------------------------------------------

Unearned recognition and retention plan shares
   Beginning of year balance                                            (158,507)      (251,342)
   RRP awarded                                                           (27,600)       (80,500)
   RRP forfeited                                                          20,350         66,600
   Amortization of RRP expense                                            60,783         76,171
-----------------------------------------------------------------------------------------------
End of period balance                                                   (104,974)      (189,071)
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Total stockholders' equity                                           $71,081,858    $71,841,220
===============================================================================================

See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                   Three Months Ended            Nine months ended
                                                                         March 31,                    March 31,
                                                                    2003          2002           2003           2002
                                                                -----------     ---------     ----------    -----------
Net earnings                                                    $ 1,782,448     $ 745,346     $4,506,953    $ 2,947,294
Other comprehensive income:
    Unrealized holding gains (losses) arising during
          the period, net of tax                                     14,351      (150,384)       266,178        642,629
    Less: reclassification adjustment for net realized gains
         (losses) included in net income, net of tax expense        138,657            --        162,169        (14,708)
                                                                -------------------------------------------------------
Other comprehensive income, net of tax                             (124,306)     (150,384)       104,009        657,337
                                                                -------------------------------------------------------

Comprehensive income                                            $ 1,658,142     $ 594,962     $4,610,962    $ 3,604,631
                                                                =======================================================


See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Nine months ended March 31,
Cash flows from operating activities:                                                       2003              2002
                                                                                        ------------------------------
Net earnings                                                                            $  4,506,953      $  2,947,294
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Loans originated for sale to investors                                                (47,917,013)      (54,266,000)
   Proceeds from sale of loans originated for sale                                        47,979,698        55,487,880
   Provision for loan losses                                                               1,430,000         2,315,000
   Depreciation and amortization                                                           1,408,083         1,518,315
   Net gain on sale of loans                                                                (679,765)         (469,574)
   Net (gain) loss on sale of securities available-for-sale                                 (258,643)           23,457
   Net gain on sale of branch deposits                                                            --          (164,730)
   Net loss (gain) on sale of office property and equipment                                    5,643          (250,404)
   Net gain on sale of real estate owned and held for development                            (84,200)         (156,483)
   Net loan fees deferred                                                                    183,993           181,225
   Amortization of premiums and discounts on loans and securities                            116,356           482,679
   Decrease in accrued interest receivable                                                   131,132           530,775
   Increase in other assets                                                               (2,453,332)         (439,117)
   Decrease in accrued interest payable                                                   (1,127,138)       (1,210,212)
   Increase in accrued expenses and other liabilities                                      1,557,570           274,819
   Increase in accrued taxes on income                                                       171,208            24,624
                                                                                        ------------------------------
Net cash provided by operating activities                                                  4,970,545         6,829,548
                                                                                        ------------------------------
Cash flows from investing activities:
   Purchase of securities held-to-maturity                                                (1,125,682)      (46,971,082)
   Proceeds from maturities of securities held-to-maturity                                14,099,343         6,267,231
   Proceeds from sale of securities available-for-sale                                    26,171,473         4,162,043
   Purchase of securities available-for-sale                                             (38,748,085)      (51,701,888)
   Proceeds from maturities of securities available-for-sale                              10,610,326        65,008,653
   Purchase of bank owned life insurance                                                          --        (6,984,000)
   (Purchase) redemption of Federal Home Loan Bank Stock                                    (669,500)        4,455,400
   Loans purchased                                                                        (9,787,000)      (15,681,000)
   Decrease in loans receivable                                                           28,146,339        10,072,658
   Proceeds from sale of office property and equipment                                         1,040           520,950
   Purchase of office property and equipment                                                (359,800)         (444,887)
   Proceeds from sale of foreclosed real estate                                              449,101           173,397
   Proceeds from sale of real estate held for development                                     54,298           437,000
   Net expenditures on real estate held for development                                     (125,763)           (5,444)
                                                                                        ------------------------------
Net cash provided by (used in) investing activities                                       28,716,090       (30,690,969)
                                                                                        ------------------------------
Cash flows from financing activities:
   Decrease in deposits                                                                  (20,180,496)       (6,131,737)
   Proceeds from advances from FHLB                                                       50,167,000        22,000,000
   Repayment of advances from FHLB                                                       (45,443,549)      (15,135,891)
   Net decrease in advances from borrowers for taxes and insurance                          (886,157)       (1,268,831)
   Issuance of common stock, net                                                             161,450           111,924
   Repurchase of common stock                                                             (4,213,803)       (3,671,914)
   Cash dividends paid                                                                      (950,790)         (997,394)
                                                                                        ------------------------------
Net cash used in financing activities                                                    (21,346,345)       (5,093,843)
                                                                                        ------------------------------
Net increase (decrease) in cash and cash equivalents                                      12,340,290       (28,955,264)
Cash and cash equivalents at beginning of period                                          23,217,221        77,949,553
                                                                                        ------------------------------
Cash and cash equivalents at end of period                                              $ 35,557,511      $ 48,994,289
                                                                                        ==============================
Supplemental disclosures:
  Cash paid for interest                                                                $ 13,696,703      $ 19,144,430
                                                                                        ==============================
  Cash paid for income taxes                                                               2,091,792         1,477,371
                                                                                        ==============================

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES



1. Basis of presentation

The condensed consolidated balance sheet information for June 30, 2002 was derived from the audited Consolidated Balance Sheets of First Federal Bankshares, Inc. (the "Company") at June 30, 2002. The condensed consolidated financial statements as of and for the three months and nine months ended March 31, 2003 and 2002 are unaudited.

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

The Company's critical accounting policies relate to the allowance for loan losses and accounting for intangible assets. A description of the Company's critical accounting policy related to intangible assets is summarized in Note 5 of these interim financial statements. With regard to the Company's critical accounting policy related to the allowance for loan losses, the Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans. The allowance for losses on loans is based on management's current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectibility as of the reporting date. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management's knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. This evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about uncertain matters.

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

4. Earnings per share

The following information was used in the computation of net earnings per common share on both a basic and diluted basis for the periods presented.

                                            Three months ended         Nine months ended
                                                 March 31,                 March 31,
                                             2003         2002         2003         2002
                                          -----------------------   -----------------------
Basic earnings per share computation:
   Net earnings                           $1,782,448   $  745,346   $4,506,953   $2,947,294
   Weighted average common shares
         outstanding                       3,837,324    4,091,098    3,931,839    4,129,757
                                          ----------   ----------   ----------   ----------
      Basic earnings per share            $     0.46   $     0.18   $     1.15   $     0.71
                                          ==========   ==========   ==========   ==========

Diluted earnings per share computation:
   Net earnings                           $1,782,448   $  745,346   $4,506,953   $2,947,294
   Weighted average common
      shares outstanding - basic           3,837,324    4,091,098    3,931,839    4,129,757
   Incremental option shares using
      treasury stock method                   92,089       84,570       87,341       87,043
                                          ----------   ----------   ----------   ----------
   Weighted average diluted
      shares outstanding                   3,929,413    4,175,668    4,019,180    4,216,800
                                          ----------   ----------   ----------   ----------
      Diluted earnings per share          $     0.45   $     0.18   $     1.12   $     0.70
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

The gross carrying amount of intangible assets subject to amortization and the associated accumulated amortization at March 31, 2003, is presented in the table below. Amortization expense for intangible assets was $104,640 and $108,618, respectively, for the three months ended March 31, 2003 and 2002 and $321,880 and $318,608, respectively, for the nine months ended March 31, 2003 and 2002.

                                                   March 31, 2003
                                            --------------------------
                                              Gross
                                             carrying     accumulated
                                              amount      amortization
                                            ----------    ------------
          Intangible assets:
            Core deposit premium            $  690,140     $  409,030
            Mortgage servicing rights          700,250        638,000
                                            ----------     ----------
          Total                             $1,390,390     $1,047,030
                                            ==========     ==========
          Unamortized intangible assets                    $  343,360
                                                           ==========

Projections of amortization expense are based on existing asset balances and the existing interest rate environment as of March 31, 2003. What the Company actually experiences may be significantly different depending upon changes in mortgage interest rates and market conditions. The following table shows the estimated future amortization expense for amortizing intangible assets:

                       Core deposit       Mortgage servicing
                       premium            rights                 Total
                       ------------       ------------------     --------
Three months ended
  June 30, 2003        $ 14,640           $ 62,250               $ 76,890

Year ended June 30,
       2004              52,374                 --                 52,374
       2005              45,396                 --                 45,396
       2006              44,604                 --                 44,604
       2007              44,604                 --                 44,604
       2008              44,604                 --                 44,604


6. Dividends

On January 16, 2003 the Company declared a cash dividend on its common stock, payable on February 28, 2003 to stockholders of record as of February 14, 2003, equal to $.08 per share. Dividends totaling $310,006 were paid to stockholders on February 28, 2003.

On April 17, 2003 the Company declared a cash dividend on its common stock, payable on May 30, 2003 to stockholders of record as of May 16, 2003 equal to $.08 per share. The Company expects to pay approximately $302,000 to stockholders on May 30, 2003.

7. Stock Options

At March 31, 2003, the Company had two stock-based employee compensation plans, which are described more fully in Note 12 of the Company's 2002 Annual Report to Stockholders. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.
No stock-based compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-based Compensation, to stock-based employee compensation.

                                           Three months ended                 Nine months ended
                                                 March 31,                          March 31,
                                           2003             2002              2003             2002
                                      ------------------------------     ------------------------------
 Net income, as reported              $   1,782,448    $     745,346     $   4,506,953    $   2,947,294
 Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                              (18,681)         (16,135)          (52,256)         (48,404)
                                      -------------    -------------     -------------    -------------
  Pro forma net income                $   1,763,767    $     729,211     $   4,454,697    $   2,898,890
                                      =============    =============     =============    =============
 Earnings per share:
   Basic - as reported                $        0.46    $        0.18     $        1.15    $        0.71
   Basic - pro forma                  $        0.46    $        0.18     $        1.13    $        0.70
                                      =============    =============     =============    =============
   Diluted - as reported              $        0.45    $        0.18     $        1.12    $        0.70
   Diluted - pro forma                $        0.45    $        0.18     $        1.11    $        0.69
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

Financial condition

Total assets decreased by $15.9 million, or 2.4%, to $634.9 million at March 31, 2003 from $650.8 million at June 30, 2002. Cash and cash equivalents increased by $12.4 million, or 53.2%, to $35.6 million at March 31, 2003 from $23.2 million at June 30, 2002 as proceeds from sales, maturities and principal payments on investment securities exceeded purchases. In addition, higher compensating balances for services were required at correspondent banks due to the historically low market interest rate environment. Proceeds from maturities and sales of investment securities totaled $50.9 million for the nine months ended March 31, 2003 while purchases of investment securities for the same period totaled $39.9 million. Securities available-for-sale increased by $2.3 million, or 2.5%, to $94.6 million at March 31, 2003 from $92.3 million at June 30, 2002. Securities held-to-maturity decreased by $13.1 million, or 20.7%, to $50.2 million at March 31, 2003 from $63.3 million at June 30, 2002. Loans receivable decreased by $19.9 million, or 4.7%, to $403.1 million from $423.0 million at June 30, 2002. Other assets increased by $2.4 million, or 18.3%, to $15.7 million at March 31, 2003 from $13.3 million at June 30, 2002 largely due to an increase in receivables for mortgage loans sold to other investors. Mortgage refinance activity was strong during the nine months ended March 31, 2003 due to the continued low market interest rate environment. FHLB Stock increased by $670,000, or 13.3%, to $5.7 million at March 31, 2003 from $5.0 million at June 30, 2002 due to FHLB stock purchase requirements related to outstanding advance balances.

Deposits decreased by $20.1 million, or 4.3%, to $452.5 million at March 31, 2003 from $472.6 million at June 30, 2002 largely due to a special Money Market promotion in place at June 30, 2002, that concluded during the current fiscal year period. Customers that had been attracted by the promotional rate generally withdrew funds and sought higher yields when the promotion ended. During the nine months ended March 31, 2003 the Company changed its pricing strategy for retail deposits and is generally not a market rate leader for term deposits. In response to historically low market interest rates, deposit customers have withdrawn funds from matured time deposits and transferred those funds to more liquid accounts. The Company offers premium rates to customers with multiple relationships in order to retain existing deposits and attract new customers. Partially offsetting the decrease in the balance of deposits was an increase in FHLB advances as the Company took down fixed-rate fixed-term advances at generally lower rates than comparable-term retail certificates of deposit. FHLB advances increased by $4.8 million, or 4.9%, to $103.9 million at March 31, 2003 from $99.1 million at June 30, 2002.

Total stockholders' equity was $71.1 million and $71.3 million, respectively, at March 31, 2003 and June 30, 2002. The Company purchased 282,500 shares of its common stock during the nine months ended March 31, 2003 at a cost of $4.2 million. The purchase of 40,500 shares of common stock completed a repurchase program commenced in December 2000 and the remaining 242,000 shares were purchased under a new repurchase program announced in August 2002. Under this new stock repurchase program the Company expects to acquire up to 184,000 additional shares of its common stock, subject to market conditions and other factors. The Company's management believes that its common stock is an attractive value at current trading prices and that stock repurchases are an appropriate deployment of a portion of the Company's capital that enhances shareholder value. With capital levels in excess of regulatory requirements, as demonstrated in the capital table included later in this report, and an average liquidity position of $149.6 million for the quarter ended March 31, 2003, the Company implemented these repurchase programs without adversely affecting its capital or liquidity positions or its ability to pay future dividends. In addition, stock repurchase programs may reduce price volatility and enhance the liquidity of the Company's common stock, which is generally advantageous for shareholders.

Earnings totaled $4.5 million for the first nine months of the fiscal year. Excluding dividends on unallocated Employee Stock Ownership Plan ("ESOP") shares, dividends declared during the nine months ended March 31, 2003 totaled $951,000.

Asset quality

Management believes that asset quality has improved during fiscal 2003. Non-performing assets totaled $5.1 million at March 31, 2003 and $6.6 million at June 30, 2003. The March 31, 2003 balance was 0.81% of total assets, as compared to 1.01% of total assets at June 30, 2002.

The decrease in non-performing assets was due to a decrease in the balance of non-performing loans. Non-performing loans decreased to $4.6 million at March 31, 2003 from $6.2 million at June 30, 2002, representing 1.16% and 1.48%, respectively, of total loans at those dates.

The allowance for loan losses is increased by the provision for loan losses charged to operations and reduced by reversals and net charge-offs. Management establishes the allowance for loan losses through a process that begins with estimates of probable loss inherent in the portfolio based on various statistical analyses. These analyses consider historical and projected default rates and loss severities; internal risk ratings; and geographic, industry and other environmental factors. In establishing the allowance for loan losses, management also considers the Company's current business strategy and credit processes, including compliance with established guidelines for credit limits, credit approvals, loan underwriting criteria and loan workout procedures.

The policy of the Company is to segment the allowance to correspond to the various types of loans in the loan portfolio according to the underlying collateral, which corresponds to the respective levels of quantified and inherent risk. The initial assessment takes into consideration non-performing loans and the valuation of the collateral supporting each loan. Non-performing loans are risk-rated generally on a case-by-case basis based on qualitative and quantitative factors that include, but are not limited to, collateral type and estimated value, financial statement analysis, specific economic factors, cash flow analysis, delinquency history and loan workout situations and progress. Based upon this analysis, a quantified risk factor is assigned to each non-performing loan. This results in an allocation to the overall allowance for the corresponding type and severity of each non-performing loan.

Performing loans are also reviewed by collateral type, with similar risk factors being assigned. These risk factors take into consideration, among other matters, the borrower's ability to pay and the Company's past loan loss experience with each type of loan. The assigned risk factors result in allocations to the allowance corresponding to the risk-rated portfolio of performing loans.

In order to determine its overall adequacy, the allowance for loan losses is reviewed by management on a monthly basis. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary, based on changes in economic and local market conditions beyond management's control. In addition, various regulatory agencies periodically review the Company's loan loss allowance as an integral part of the examination process. Accordingly, the Company may be required to take certain charge-offs and/or recognize additions to the allowance based on the judgment of regulators as determined by information provided to them during their examinations.

Based on relevant and presently available information, management believes that the current allowance for loan losses is adequate. Following is (a) Summary of the allowance for loan losses and (b) Non-performing assets table.

         (a) Summary of the allowance for loan losses


                                     Three months ended             Nine months ended
                                          March 31,                     March 31,
                                     2003           2002           2003           2002
                                 --------------------------    --------------------------

Balance at beginning of period   $ 4,660,178    $ 5,023,344    $ 4,583,897    $ 4,736,738
Provision for losses                 200,000      1,035,000      1,430,000      2,315,000
Charge-offs                         (372,560)    (1,486,115)    (1,744,696)    (2,555,393)
Recoveries                            92,156         36,318        310,573        112,202
                                 -----------    -----------    -----------    -----------
Balance at end of period         $ 4,579,774    $ 4,608,547    $ 4,579,774    $ 4,608,547
                                 ===========    ===========    ===========    ===========


         (b) Non-performing assets
                                               March 31, 2003    June 30, 2002
                                               --------------    -------------
                                                   (Dollars in thousands)
Loans accounted for on a non-accrual basis:
  One-to-four family                               $ 1,039        $   527
  Commercial real estate                             2,738          3,681
  Commercial business                                   --            584
  Consumer                                             319            314
                                                   -------        -------
    Total                                          $ 4,096        $ 5,106
                                                   -------        -------
Loans 90 days past due and still accruing (1):
  One-to-four family                               $   535        $   780
  Commercial real estate                                --             --
  Commercial business                                   --             --
  Consumer                                               9            305
                                                   -------        -------
    Total                                          $   544        $ 1,085
                                                   -------        -------
    Total non-performing loans                     $ 4,640        $ 6,191
                                                   -------        -------
Other non-performing assets (2)                    $   480        $   410
                                                   -------        -------
   Total non-performing assets                     $ 5,120        $ 6,601
                                                   =======        =======
Restructured loans not included in other
  non-performing categories above                  $    --        $    --
                                                   =======        =======

Non-performing loans as a % of total loans            1.16%          1.48%
Non-performing loans as a % of total assets           0.73%          0.95%
Non-performing assets as a % of total assets          0.81%          1.01%

-------------------------
(1) Delinquent FHA/VA guaranteed loans and delinquent loans with past due interest that, in the opinion of management, is collectible, are not placed on non-accrual.

(2) Includes the net book value of real property acquired through foreclosure or deed in lieu of foreclosure and the net book value of repossessed automobiles, boats and trailers. Other non-performing assets are carried at the lower of cost or fair market value less estimated disposal costs.

Capital

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of March 31, 2003 the Bank was in compliance with all regulatory capital requirements. Capital levels in excess of regulatory requirements enabled the Bank to pay dividends to the Company in order to fund common stock repurchases. The Bank's required, actual and excess capital levels as of March 31, 2003 were as follows:

                                                                  Excess of
                                                                  Actual Over
                        Required    % of      Actual    % of      Regulatory
                          Amount    Assets    Amount    Assets    Requirement
                          ------    ------    ------    ------    -----------
                                       (Dollars in thousands)
Tangible Capital         $ 9,201     1.5%    $49,565     8.08%      $40,364
Core Capital              18,403     3.0%     49,565     8.08%       31,162
Risk-based Capital        31,228     8.0%     54,175    13.88%       22,947


Liquidity

The Company is required by OTS regulation to maintain sufficient liquidity to assure its safe and sound operation. Liquid assets include cash, certain time deposits, banker's acceptances and specified United States government, state or federal agency obligations. For the quarter ended March 31, 2003 the Company's average liquidity position was $149.6 million, which enabled the Company to deploy a portion of that liquidity for stock repurchases. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrowed funds, when applicable, and loan commitments. The Company also adjusts liquidity as appropriate to meet its asset/liability objectives.

Effect of new accounting standards

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires disclosures be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires the recognition of a liability by a guarantor at the inception of certain guarantees that it has issued and that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this

Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 does not have a material effect on the Company's financial statements since the Company does not presently issue such guarantees.

In December 2002, the FASB issued Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to FASB Statement 123. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002 and for condensed interim financial statements issued after December 15, 2002. The Company has not adopted the voluntary change to the fair value based method of accounting for stock-based employee compensation as of March 31, 2003. Refer to Note 7 for required disclosures relating to stock-based compensation.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. It requires a business enterprise that has a controlling interest in a variable interest entity (as defined by FIN 46) to include the assets, liabilities, and results of the activities of the variable interest entity in the consolidated financial statements of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities acquired before February 1, 2003, it applies in the first fiscal year or interim period beginning after June 15, 2003. The impact of adopting FIN 46 will not be material, as the Company does not presently have any variable interest entities.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED March 31, 2003 and 2002

General. Net earnings for the three months ended March 31, 2003 increased by $1.0 million, or 139.1%, to $1.8 million, or $0.45 per diluted share, from $745,000, or $0.18 per diluted share, for the three months ended March 31, 2002.

Interest Income. Interest income decreased by $1.2 million, or 12.1%, to $8.4 million for the three months ended March 31, 2003 from $9.6 million for the three months ended March 31, 2002, primarily due to a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased by 72 basis points to 6.00% for the three months ended March 31, 2003 from 6.72% for the three months ended March 31, 2002, due to changes in the mix of interest-earning assets and lower yields on all categories of interest-earning assets in the continued low market interest rate environment. In addition, the average balance of interest-earning assets decreased by $9.1 million, or 1.6%, to $562.7 million for the three months ended March 31, 2003 from $571.8 million for the three months ended March 31, 2002.

Interest income on loans receivable decreased by $851,000, or 10.8%, to $7.0 million for the three months ended March 31, 2003 from $7.9 million for the three months ended March 31, 2002. The decrease in interest income on loans was primarily due to a decrease in the average yield on loans. The average yield on loans receivable decreased by 63 basis points to 6.80% for the three months ended March 31, 2003 from 7.43% for the three months ended March 31, 2002. The decrease in the average yield on loans was due to refinancing activity and to interest rate reductions for adjustable-rate loans in the generally lower market interest rate environment during the current year period. In addition, the average balance of loans receivable decreased by $10.7 million, or 2.5%, to $413.7 million for the three months ended March 31, 2003 from $424.4 million for the three months ended March 31, 2002.

Interest income on mortgage-backed securities ("MBS") decreased by $162,000, or 18.6%, to $709,000 for the three months ended March 31, 2003 from $871,000 for the three months ended March 31, 2002 primarily due to a decrease in the average yield on MBS. The average yield on MBS decreased by 94 basis points to 4.52% for the three months ended March 31, 2003 from 5.46% for the three months ended March 31, 2002. The decrease in the average yield on MBS was partly due to purchases yielding relatively lower rates since the prior year period. In addition, adjustable-rate MBS repriced at lower rates in the generally lower market interest rate environment. The average balance of MBS totaled $62.8 million and $63.8 million, respectively, for the three months ended March 31, 2003 and 2002.

Interest income on investment securities decreased by $154,000, or 18.7%, to $669,000 for the three months ended March 31, 2003 from $824,000 for the three months ended March 31, 2002. The average yield on investment securities decreased by 67 basis points to 3.61% for the three months ended March 31, 2003 from 4.28% for the three months ended March 31, 2002 in the generally lower market interest rate environment. In addition, the average balance of investment securities decreased by $2.7 million, or 3.5% to $74.2 million for the three months ended March 31, 2003 from $77.0 million for the three months ended March 31, 2002.

Interest Expense. Interest expense decreased by $1.6 million, or 29.1%, to $3.8 million for the three months ended March 31, 2003 from $5.4 million for the three months ended March 31, 2002 primarily due to a decrease in interest on deposits. Interest on deposits decreased by $1.5 million, or 37.0%, to $2.6 million for the three months ended March 31, 2003 from $4.1 million for the three months ended March 31, 2002. The average cost of deposits decreased by 120 basis points to 2.41% for the three months ended March 31, 2003 from 3.61% for the three months ended March 31, 2002. The decrease in the average cost of deposits was due to changes in the mix of deposit types and to the generally lower market interest rate environment during the three months ended March 31, 2003. Also contributing to the decrease in interest on deposits was a decrease in the average balance of deposits. The average balance of deposits decreased by $25.0 million, or 5.5%, to $428.0 million for the three months ended March 31, 2003 from $453.0 million for the three months ended March 31, 2002. In addition, the Company lowered rates on deposit products and increased its use of wholesale funding from the FHLB with generally lower interest costs than term deposits.

Interest on FHLB advances totaled $1.2 million and $1.3 million, respectively, for the three months ended March 31, 2003 and 2001. The decrease in interest on borrowings was primarily due to a decrease in the average cost of borrowings. The average cost of borrowings decreased by 75 basis points to 4.65% for the three months ended March 31, 2003 from 5.40% for the three months ended March 31, 2002. Largely offsetting the decrease in the average cost of borrowings was an increase in the average balance of borrowings. The average balance of borrowings increased by $10.9 million, or 11.6%, to $105.2 million for the three months ended March 31, 2003 from $94.3 million for the three months ended March 31, 2002.

Net Interest Income. The decrease in interest income was more than offset by the decrease in interest expense. As a result, net interest income before provision for losses on loans increased by $400,000, or 9.4%, to $4.6 million for the three months ended March 31, 2003 from $4.2 million for the three months ended March 31, 2002. The Company's interest rate spread for the three months ended March 31, 2003 increased to 3.15% from 2.80% for the three months ended March 31, 2002. In addition, the Company's net yield on interest-earning assets increased to 3.30% for the three months ended March 31, 2003 from 2.97% for the three months ended March 31, 2002.

Provision for Losses on Loans. Provision for losses on loans totaled $200,000 for the three months ended March 31, 2003 and $1.0 million for the three months ended March 31, 2002. During the three months ended March 31, 2003 and 2002 the Company recorded net charge-offs totaling $280,000 and $1.4 million, respectively. For more information on asset quality see the asset quality discussion which begins on page 11 of this report.

Noninterest Income. Noninterest income increased by $802,000, or 37.7%, to $2.9 million for the three months ended March 31, 2003 from $2.1 million for the three months ended March 31, 2002. The increase in noninterest income was largely due to increases in fees and service charges and gain on sale of loans. Income from fees and service charges increased by $299,000, or 25.1%, to $1.5 million for the three months ended March 31, 2003 from $1.2 million for the three months ended March 31, 2002. The increase in fees and service charges was largely due to an increase in overdraft fees related to increases in overdraft activity during the three months ended March 31, 2003. Gain on sale of loans increased by $223,000, or 167.6%, to $356,000 for the three months ended March 31, 2003 from $133,000 for the three months ended March 31, 2002. The increase in gain on sale of loans was primarily due to the Company's sale of its credit card portfolio in January 2003. Principal balances sold totaled $2.2 million and a gain of $165,000 was recorded on the sale. The Company chose to sell its credit card portfolio due to competitive pressures and the prohibitive costs related to offering a quality card to its customers. During the three months ended March 31, 2003 the Company recorded a gain on the sale of investment securities totaling $221,000. No gains on the sale of securities were recorded for the three months ended March 31, 2002. Income from real estate-related activities of the Company's subsidiaries increased by $75,000, or 22.6%, to $409,000 for the three months ended March 31, 2003 from $334,000 for the three months ended March 31, 2002 due to continued strong mortgage origination and refinancing activity.

Noninterest expense. Noninterest expense increased by $455,000, or 10.7%, to $4.7 million for the three months ended March 31, 2003 from $4.3 million, for the three months ended March 31, 2002. The increase in noninterest expense was largely due to an increase of $276,000, or 12.0%, in compensation and benefits expense to $2.6 million for the three months ended March 31, 2003 from $2.3 million for the three months ended March 31, 2002. The increase in compensation and benefits expense was due to pension contribution expense in addition to annual salary and benefit cost increases and an increase of approximately three full-time-equivalent employees. The Company is a participant in the Financial Institutions Retirement Fund (the "FIRF"). FIRF has notified the Company that a contribution will be required for fiscal 2003. During the three months ended

March 31, 2003 the Company recorded an $82,000 expense for pension contributions. The FIRF had been in fully-funded status since July 1987; therefore, no pension contribution expense was recorded for fiscal 1988 through fiscal 2002. Noninterest expense also increased due to an increase in office property and equipment and other expense. Office property and equipment expense increased by $71,000, or 10.9%, to $726,000 for the three months ended March 31, 2003 from $655,000 for the three months ended March 31, 2002 primarily due to an adjustment to the Company's accrual for real estate taxes on its office buildings. Other expense increased by $177,000, or 16.5%, to $1.3 million for the three months ended March 31, 2003 from $1.1 million for the three months ended March 31, 2002. The increase in other expense was primarily due to a $100,000 write-down on commercial real estate owned and to losses on the sale of repossessed vehicles as the Company experienced generally depressed prices in its market area on the disposal of previously owned automobiles. Advertising expense decreased by $59,000, or 49.3%, to $61,000 for the three months ended March 31, 2003 from $119,000 for the three months ended March 31, 2002, partly offsetting the increases in other noninterest expense. The decrease in advertising expense when compared to the prior year period was primarily due to advertising promotion schedule variations. On a year-to-date basis advertising expense increased by only 1.1% over the same period of the prior year.

Net earnings and income tax expense. Net earnings before income taxes increased by $1.6 million, or 147.8%, to $2.7 million for the three months ended March 31, 2003 from $1.1 million for the three months ended March 31, 2002. Income tax expense totaled $870,000 and $325,000, respectively, for the three months ended March 31, 2003 and 2002. The Company's effective tax rate was 32.8% and 30.4%, respectively, for the three months ended March 31, 2003 and 2002. Tax-exempt income related to municipal bonds and bank owned life insurance comprised 9.0% and 21.8%, respectively, of pretax earnings for the three months ended March 31, 2003 and 2002. The higher concentration of tax-exempt income for the three months ended March 31, 2002 resulted in the relatively lower effective tax rate for that period as compared to the three months ended March 31, 2003.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
March 31, 2003 and 2002

General. Net earnings for the nine months ended March 31, 2003 increased by $1.6 million, or 52.9%, to $4.5 million, or $1.12 per diluted share, from $2.9 million, or $0.70 per diluted share, for the nine months ended March 31, 2002.

Interest Income. Interest income decreased by $3.3 million, or 11.1%, to $27.1 million for the nine months ended March 31, 2003 from $30.4 million for the nine months ended March 31, 2002, primarily due to a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased by 66 basis points to 6.36% for the nine months ended March 31, 2003 from 7.02% for the nine months ended March 31, 2002, due to changes in the mix of interest-earning assets and lower yields on all categories of interest-earning assets in the continued low market interest rate environment. In addition, the average balance of interest-earning assets decreased by $10.8 million, or 1.9%, to $567.3 million for the nine months ended March 31, 2003 from $578.1 million for the nine months ended March 31, 2002.

Interest income on loans receivable decreased by $2.6 million, or 10.3%, to $22.4 million for the nine months ended March 31, 2003 from $25.0 million for the nine months ended March 31, 2002. The decrease in interest income on loans was primarily due to a decrease in the average yield on loans. The average yield on loans receivable decreased by 70 basis points to 7.17% for the nine months ended March 31, 2003 from 7.87% for the nine months ended March 31, 2002. The decrease in the average yield on loans was due to refinancing activity and to interest rate reductions for adjustable-rate loans in the generally lower market interest rate environment during the current year period. In addition, the average balance of loans receivable decreased by $6.9 million, or 1.6%, to $416.7 million for the nine months ended March 31, 2003 from $423.6 million for the nine months ended March 31, 2002.

Interest income on mortgage-backed securities increased by $821,000, or 49.8%, to $2.5 million for the nine months ended March 31, 2003 from $1.6 million for the nine months ended March 31, 2002 primarily due to an increase in the average balance of such securities. The average balance of MBS increased by $28.3 million, or 73.3%, to $67.0 million for the nine months ended March 31, 2003 from $38.7 million for the nine months ended March 31, 2002. The Company's investment policy allows that up to 60% of the investment portfolio may consist of MBS issued by United States Agencies. These securities are consistent with the Company's primary business of offering mortgage loans and generally have a shorter duration than their stated maturity due to regular amortization and refinancing activity. The average yield on MBS decreased by 77 basis points to 4.91% for the nine months ended March 31, 2003 from 5.68% for the nine months ended March 31, 2002. The decrease in the average yield on MBS was primarily due to purchases at relatively lower yields and to repricing of adjustable-rate MBS at lower rates in the generally lower market interest rate environment.

Interest income on investment securities decreased by $987,000, or 31.5%, to $2.1 million for the nine months ended March 31, 2003 from $3.1 million for the nine months ended March 31, 2002. The average yield on investment securities decreased by 141 basis points to 3.65% for the nine months ended March 31, 2003 from 5.06% for the nine months ended March 31, 2002 in the generally lower market interest rate environment. In addition, the average balance of investment securities decreased by $4.1 million, or 5.0%, to $78.4 million for the nine months ended March 31, 2003 from $82.5 million for the nine months ended March 31, 2002. For the nine months ended March 31, 2003 the Company increased its average investment in short-term mutual funds by $13.5 million to $34.4 million from $20.9 million for the nine months ended March 31, 2002 rather than commit to longer-term investments in the historically low market interest rate environment during the period. The average yield on these funds for the nine months ended March 31, 2003 was 2.78%.

Interest Expense. Interest expense decreased by $5.3 million, or 29.9%, to $12.6 million for the nine months ended March 31, 2003 from $17.9 million for the nine months ended March 31, 2002. Interest on deposits decreased by $5.4 million, or 38.4%, to $8.8 million for the nine months ended March 31, 2003 from $14.2 million for the nine months ended March 31, 2002. The average cost of deposits decreased by 144 basis points to 2.71% for the nine months ended March 31, 2003 from 4.15% for the nine months ended March 31, 2002. The decrease in the average cost of deposits was due to changes in the mix of deposit types and to the generally lower market interest rate environment during the nine months ended March 31, 2003. During the nine months ended March 31, 2003 the percentage of balances in transaction accounts increased to 45% of total deposits compared to 40% of total deposits during the same period of the prior year. Transaction accounts generally carry a lower interest cost than certificates of deposit. Also contributing to the decrease in interest on deposits was a decrease in the average balance of deposits. The average balance of deposits decreased by $25.4 million, or 5.6%, to $431.2 million for the nine months ended March 31, 2003 from $456.6 million for the nine months ended March 31, 2002 as depositors realigned their savings patterns in the generally low market interest rate environment and chose higher-yielding alternative investment products or deposit products offered by the Company's competitors at attractive rates. During the three months ended March 31, 2003 the Company generally decreased interest rates paid on deposits in the continued low market interest rate environment.

Interest on FHLB advances increased by $85,000, or 2.3%, to $3.8 million for the nine months ended March 31, 2003 from $3.7 million for the nine months ended March 31, 2002. The increase in interest on borrowings was primarily due to an increase in the average balance of advances. The average balance of advances increased by $19.9 million, or 22.9%, to $106.8 million for the nine months ended March 31, 2003 from $86.9 million for the nine months ended March 31, 2002. Largely offsetting the increase in the average balance of borrowings was a decrease in the average cost of borrowings. The average cost of borrowings decreased by 96 basis points to 4.75% for the nine months ended March 31, 2003 from 5.71% for the nine months ended March 31, 2002.

Net Interest Income. The decrease in interest income was more than offset by the decrease in interest expense. As a result, net interest income before provision for losses on loans increased by $2.0 million, or 16.0%, to $14.5 million for the nine months ended March 31, 2003 from $12.5 million for the nine months ended March 31, 2002. The Company's interest rate spread for the nine months ended March 31, 2003 increased to 3.25% from 2.62% for the nine months ended March 31, 2002. In addition, the Company's net yield on interest-earning assets increased to 3.41% for the nine months ended March 31, 2003 from 2.88% for the nine months ended March 31, 2002.

Provision for Losses on Loans. Provision for losses on loans decreased by $885,000, or 38.2%, to $1.4 million for the nine months ended March 31, 2003 from $2.3 million for the nine months ended March 31, 2002. During the nine months ended March 31, 2003 and 2002 the Company recorded net charge-offs totaling $1.4 million and $2.4 million, respectively.

Noninterest Income. Noninterest income increased by $613,000, or 8.9%, to $7.5 million for the nine months ended March 31, 2003 from $6.9 million for the nine months ended March 31, 2002. During the nine months ended March 31, 2003 the Company recorded a gain on the sale of investment securities totaling $259,000 while a loss of $23,000 on the sale of investment securities was recorded for the nine months ended March 31, 2002. The increase in noninterest income was also due to increases in fees and service charges and to gain on sale of loans held for sale. Fees and service charges increased by $310,000, or 8.33%, to $4.0 million for the nine months ended March 31, 2003 from $3.7 million for the three months ended March 31, 2002 primarily due to increased overdraft activity and fees related to that activity. In addition, gain on sale of loans held for sale increased by $210,000, or 44.8%, to $680,000 for the nine months ended March 31, 2003 from $470,000 for the nine months ended March 31, 2002 largely due to the gain on the sale of the Company's credit card portfolio. During the nine months ended March 31, 2002, the Company recorded a pretax gain of $456,000 on the sale of a branch office to another financial institution. The gain was related to the sale of deposits, loans and the building and fixtures of the branch office. Other income increased by $263,000, or 25.4%, to $1.3 million for the nine months ended March 31, 2003 from $1.0 million for the nine months ended March 31, 2002 partly due to income related to the increase in the cash surrender value of bank owned life insurance ("BOLI"). BOLI earnings increased by $129,000 for the nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002.

Noninterest expense. Noninterest expense increased by $1.2 million, or 9.4%, to $13.8 million for the nine months ended March 31, 2003 from $12.6 million, for the nine months ended March 31, 2002. The increase in noninterest expense was largely due to an increase of $693,000, or 10.1%, in compensation and benefits expense to $7.5 million for the nine months ended March 31, 2003 from $6.8 million for the nine months ended March 31, 2002. The increase in compensation and benefits expense was due to pension contribution expense and to annual salary and benefit cost increases. During the nine months ended March 31, 2003 the Company recorded a $262,000 expense for pension contributions while no expense was recorded for the nine months ended March 31, 2002. Noninterest expense also increased due to an increase in office property and equipment and other expense. Office property and equipment expense increased by $154,000, or 8.3%, for the nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002 partly due to an adjustment to the accrual for real estate taxes on its office buildings. Other expense increased by $359,000, or 11.0%, to $3.6 million for the nine months ended March 31, 2003 from $3.3 million for the nine months ended March 31, 2002. The increase in other expense was partly due to losses on the sale of repossessed vehicles. In addition, the Company opted to change to a cash method of payment for certain item processing services rather than maintaining compensating balances. Those cash payments for the nine months ended March 31, 2003 totaled $84,000.

Net earnings and income tax expense. Net earnings before income taxes increased by $2.3 million, or 52.2%, to $6.8 million for the nine months ended March 31, 2003 from $4.5 million for the nine months ended March 31, 2002. Income tax expense totaled $2.3 million and $1.5 million, respectively, for the nine months ended March 31, 2003 and 2002. The Company's effective tax rate was 33.4% and 33.8%, respectively, for the nine months ended March 31, 2003 and 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company's market risk is primarily comprised of interest rate risk resulting from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates might adversely affect the Company's net interest income or the economic value of its portfolio of assets, liabilities and off-balance-sheet contracts. Management continually develops and applies strategies to mitigate this risk. The Company primarily relies on the OTS Net Portfolio Value Model (the "Model") to measure its susceptibility to interest rate changes. For various assumed hypothetical changes in market interest rates, the Model estimates the current economic value of each type of asset, liability and off-balance-sheet contract. The present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts results in a net portfolio value ("NPV") estimate. An analysis of the changes in NPV in the event of hypothetical changes in interest rates is presented in the Form 10-K filed by the Company for the fiscal year ended June 30, 2002. Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company's 2002 Form 10-K Annual Report as of June 30, 2002 or that the Company's primary market risk exposures and how those exposures were managed during fiscal 2003 changed significantly when compared to June 30, 2002. The Company's NPV ratio after a 200 basis point rate-shock was 8.15%, 8.05% and 8.10%, respectively, at June 30,2002, September 30,2002 and December 31, 2002 as measured by the OTS Model.

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

(a)   Exhibits

      Exhibit No.
      -----------

            99.1 Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

            99.2 Written statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b)   Reports on Form 8-K

A report on Form 8-K was filed on January 24, 2003. The event reported was the Company's announcement of earnings for the quarter ended December 31, 2002 in a press release dated January 22, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                            FIRST FEDERAL BANKSHARES, INC.


         DATE:  May 9, 2003             BY: /s/Barry E. Backhaus
                                            --------------------------
                                             Barry E. Backhaus
                                             President and
                                             Chief Executive Officer


         DATE:  May 9, 2003             BY: /s/Colin D. Anderson
                                            --------------------------
                                             Colin D. Anderson
                                             Senior Vice President and
                                             Chief Financial Officer

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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 9, 2003                                /s/Barry E. Backhaus
                                           --------------------
Date                                       Barry E. Backhaus
                                           President and Chief Executive Officer

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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 9, 2003                                /s/Colin D. Anderson
                                           --------------------
Date                                       Colin D. Anderson
                                           Senior Vice President and Chief
                                           Financial Officer