Form 10-K
FIRST FEDERAL BANKSHARES INC
filed 2003-09-29
CIK 1075348

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED]
      For the Fiscal Year Ended June 30, 2003

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED]

      For the transition period from _______________ to  ______________________

                         Commission File Number 0-25509

                         FIRST FEDERAL BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                    42-1485449
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                   Identification Number)

     329 Pierce Street, Sioux City, Iowa                         51101
  (Address of Principal Executive Offices)                     Zip Code

                                 (712) 277-0200
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:   None

Securities Registered Pursuant to Section 12(g) of the Act:   Common Stock, par value $0.01 per share
                                                                            (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
      YES |X|. NO |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|.

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES |_|. NO |X|.

      As of September 5, 2003, there were issued and outstanding 3,767,691 shares of the Registrant's Common Stock.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price, as reported by the NASDAQ National Market, on September 5, 2003 was $70,642,360. This amount does not include shares held by the Bank's Employee Stock Ownership Plan and by officers and directors.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Part II of Form 10-K--Annual Report to Stockholders for the fiscal year ended June 30, 2003.

2. Part III of Form 10-K--Proxy Statement for the 2003 Annual Meeting of Stockholders.

                                     PART I

ITEM 1 BUSINESS

General

      First Federal Bankshares, Inc.

      First Federal Bankshares, Inc. (the "Company" or the "Registrant") is a Delaware corporation that serves as the holding company for First Federal Bank, a federally-chartered stock savings bank headquartered in Sioux City, Iowa (the "Bank"). As of June 30, 2003, the Company owned 100% of the Bank's common stock, and currently the Company engages in no other significant activities beyond its ownership of such common stock. Consequently, its net income is derived primarily from the Bank's operation.

      Prior to April 13, 1999, the Bank's common stock was owned approximately 53.49% by First Federal Bankshares, M.H.C. (the "Mutual Holding Company") and 46.51% by public stockholders. On April 13, 1999, pursuant to a Plan of Conversion and Reorganization, and after a series of transactions, the Company was formed to own all of the capital stock of the Bank, and the Company sold the ownership interest in the Bank previously held by the Mutual Holding Company to the public in a subscription offering that resulted in net cash proceeds of approximately $23 million. Public stockholders of the Bank had their shares exchanged into 2,182,807 shares of common stock of the Company (representing an exchange ratio of 1.64696 shares of Company common stock for each share of Bank common stock). The Mutual Holding Company ceased to exist following the reorganization. The reorganization was accounted for in a manner similar to a pooling of interests and did not result in any significant accounting adjustments. As a result of the reorganization, the consolidated financial statements for prior periods have been restated to reflect the changes in the par value of common stock from $1.00 per share (for the Bank's common stock) to $0.01 per share (for the Company's common stock). At June 30, 2003, the Company had total assets of $627.9 million, total deposits of $448.9 million and stockholders' equity of $69.7 million.

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

Market Area

      The Registrant conducts operations through its main office in Sioux City, Iowa, which is located on the western border of Iowa, and its 15 branch offices in northwest and central Iowa and northeast Nebraska. The Registrant gained access to the central Iowa market as a result of the acquisition of financial institutions headquartered in Grinnell and Newton, Iowa in 1998 and 1999. These cities are located within an hour's drive of Des Moines, Iowa, the state capital and largest metropolitan area in Iowa. The Newton acquisition included a branch office located in West Des Moines, Iowa, which is a high-growth residential and commercial development area. The population of Sioux City, West Des Moines, Newton and Grinnell is approximately 85,000, 42,000, 15,000 and 9,000, respectively. The total population of the Registrant's primary market area is approximately 450,000. Most employment in the Registrant's primary market area is in agriculture and agriculture-related industries, but also includes significant manufacturing and service businesses. Major employers in the northwest Iowa primary market area, which includes contiguous portions of Nebraska and South Dakota, include Tyson Foods, MCI Telemarketing, Sioux Honey Association, Wells Dairy, Interbake Foods, Gateway, Great West Casualty, the 185th Fighter Group of the Iowa Air National Guard, Mercy Medical Center, St. Luke's Regional Medical Center, American Identity and Diamond Vogel Paint. Major employers in the central Iowa primary market area include Grinnell College, Principal Financial, Wells Fargo, Grinnell Mutual Insurance Company, Iowa Telecom, Grinnell Regional Medical Center, Donaldson Company, Maytag Corporation, Skiff Medical Center, Newton Manufacturing, and Vernon Company.

      The Registrant's business and operating results are significantly affected by the general economic conditions prevalent in its primary market area. The Registrant's primary market area is projected to experience moderate population growth in northwest Iowa, central Iowa and Nebraska, but strong growth in the West Des Moines market.

Lending Activities

      General. Historically, the principal lending activity of the Registrant has been the origination or purchase of mortgage loans secured by one- to four-family residential properties. The Registrant also originates loans secured by commercial real estate and multi-family units and purchases participation interests in multi-family loans and commercial real estate loans originated by other lenders in the Midwest. Multi-family and commercial real estate loans totaled $113.1 million, $137.8 million and $141.1 million, respectively, at June 30, 2003, 2002 and 2001. In recent years, the Registrant has increased its consumer lending activities to broaden services offered to customers and to improve the Registrant's interest rate risk exposure.

      The Registrant has sought to make its interest earning assets more interest rate sensitive by actively originating variable rate loans, such as ARM loans, adjustable rate second mortgage loans and medium-term consumer loans. The Registrant also purchases mortgage-backed securities with adjustable rates. At June 30, 2003 approximately $198.9 million or 41.4% of the Registrant's total loan and mortgage-backed securities portfolio had variable interest rates.

      The Registrant actively originates fixed rate mortgage loans, generally with 10 to 30 year terms to maturity secured by one- to four-family residential properties. One- to four-family fixed rate loans generally are originated and underwritten for resale in the secondary mortgage market. The Registrant sold $62.7 million, $69.9 million and $51.0 million, respectively, of one- to four-family fixed rate residential loans during the fiscal years ended June 30, 2003, 2002 and 2001. In addition, during the fiscal year ended June 30, 2001, the Registrant securitized and subsequently sold $112.7 million of fixed-rate one-to four-family mortgage loans in securitized transactions. The Registrant has not securitized any loans since this transaction in 2001. The Registrant also actively originates loans insured or guaranteed by the United States Government or agencies thereof, such as VA, Rural Development and FHA loans. The Registrant also originates interim construction loans on one- to four-family residential properties and construction loans on commercial real estate and multi-family units.

      Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Registrant's loan portfolio, by type of loan on the dates indicated.

                                                                  At June 30,
                                      ------------------------------------------------------------------
                                              2003                   2002                    2001
                                      -------------------   ---------------------   --------------------
                                        Amount    Percent     Amount      Percent     Amount     Percent
                                      ---------   -------   ---------     -------   ---------    -------
                                                            (Dollars in Thousands)
   One- to four-family units (1)      $ 191,890    46.22%   $ 164,816      39.40%   $ 181,034     43.32%
   Multi-family dwelling units
   (2) ..........................        35,051     8.44       56,537      13.51       62,040     14.85
   Commercial real estate (3) ...        78,064    18.80       81,232      19.42       79,025     18.91
   Commercial business loans ....        16,256     3.91       15,502       3.71       14,976      3.58
   Home equity and second
   mortgage .....................        36,962     8.90       40,347       9.64       38,224      9.15
   Auto loans ...................        26,292     6.33       32,168       7.69       24,212      5.79
   Loans on deposits ............           511     0.12          672       0.16          802      0.19
   Other non-mortgage loans (4) .        35,077     8.45       32,569       7.78       22,538      5.39
                                      ---------   ------    ---------     ------    ---------    ------
     Total ......................       420,103   101.17      423,843     101.31      422,851    101.18

Less
   Allowance for loan losses ....        (4,615)   (1.11)      (4,584)     (1.10)      (4,737)    (1.13)
   Loans in process .............          (410)   (0.10)      (1,500)     (0.36)        (458)    (0.11)
   Net unearned premiums on loans         1,965     0.47        2,076       0.50        1,537      0.37
   Deferred loan fees ...........        (1,776)   (0.43)      (1,453)     (0.35)      (1,295)    (0.31)
                                      ---------   ------    ---------     ------    ---------    ------
     Total loans, net ...........     $ 415,267   100.00%   $ 418,382     100.00%   $ 417,898    100.00%
                                      =========   ======    =========     ======    =========    ======


                                                        At June 30,
                                      ----------------------------------------------
                                               2000                     1999
                                      ---------------------   ----------------------
                                        Amount      Percent     Amount       Percent
                                      ---------     -------   ---------      -------
                                                  (Dollars in Thousands)
   One- to four-family units (1)      $ 325,057      64.36%   $ 326,126      71.36%
   Multi-family dwelling units
   (2) ..........................        54,455      10.78       40,974       8.96
   Commercial real estate (3) ...        54,594      10.81       31,158       6.82
   Commercial business loans ....         8,533       1.69        6,193       1.35
   Home equity and second
   mortgage .....................        35,695       7.07       32,315       7.07
   Auto loans ...................        13,801       2.73       13,603       2.98
   Loans on deposits ............           659       0.13          616       0.13
   Other non-mortgage loans (4) .        16,887       3.34       10,400       2.28
                                      ---------     ------    ---------     ------
     Total ......................       509,681     100.91      461,385     100.95

Less
   Allowance for loan losses ....        (3,394)     (0.67)      (3,135)     (0.69)
   Loans in process .............          (550)     (0.11)        (942)     (0.21)
   Net unearned premiums on loans         1,684       0.33        1,995       0.44
   Deferred loan fees ...........        (2,331)     (0.46)      (2,245)     (0.49)
                                      ---------     ------    ---------     ------
     Total loans, net ...........     $ 505,090     100.00%   $ 457,058     100.00%
                                      =========     ======    =========     ======

----------

(1)   Includes construction loans on one- to four-family units.

(2)   Includes construction loans on multi-family dwelling units.

(3)   Includes construction loans on commercial real estate.

(4)   Includes other secured and unsecured non-mortgage loans.

      Loan and Mortgage-Backed Securities Maturity Schedule. The following table sets forth certain information as of June 30, 2003, regarding the dollar amount of loans and mortgage-backed securities maturing in the Registrant's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans and mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due.

                                                                                                      Ten
                                                                 One         Three       Five       Through     Beyond
                                                    Within      Through     Through     Through     Twenty      Twenty
                                                   One Year   Three Years  Five Years  Ten Years     Years       Years       Total
                                                   --------   -----------  ----------  ---------    -------     ------     ---------
                                                                                    (In Thousands)
First mortgage loans:
  One- to four-family residences:
   Adjustable .................................     $22,131     $21,962     $ 9,692     $   588     $    --     $   --     $ 54,373
   Fixed ......................................       4,472         467       2,455      59,928      66,987      3,208      137,517
                                                    -------     -------     -------     -------     -------     ------     --------
   Total one- to four-family ..................      26,603      22,429      12,147      60,516      66,987      3,208      191,890

Multi-family and commercial real estate:
  Adjustable ..................................      42,151      28,752      16,785         477          --         --       88,165
  Fixed .......................................       9,788       3,793       9,647       1,181         541         --       24,950
                                                    -------     -------     -------     -------     -------     ------     --------
  Total multi-family and commercial ...........      51,939      32,545      26,432       1,658         541         --      113,115

Commercial loans:
  Adjustable ..................................      13,227          83         300          --          --         --       13,610
  Fixed .......................................         596         350       1,164         308         228         --        2,646
                                                    -------     -------     -------     -------     -------     ------     --------
  Total commercial loans ......................      13,823         433       1,464         308         228         --       16,256

Consumer loans and other non-mortgage loans:
  Adjustable ..................................       4,371          --          --          --          --         --        4,371
  Fixed .......................................       2,584      12,888      26,941      36,539      15,084        435       94,471
                                                    -------     -------     -------     -------     -------     ------     --------
  Total consumer  loans and other  non-mortgage
  loans .......................................       6,955      12,888      26,941      36,539      15,084        435       98,842

Total loans receivable ........................     $99,320     $68,295     $66,984     $99,021     $82,840     $3,643     $420,103
                                                    =======     =======     =======     =======     =======     ======     ========

Mortgage-backed securities (MBS):
  Fixed-rate MBS - held to maturity ...........          --         299         870      16,874       4,290         --       22,333
  Adjustable-rate MBS - available for
  sale ........................................      20,079       5,431       9,416       3,405          --         --       38,331
                                                    -------     -------     -------     -------     -------     ------     --------
Total mortgage-backed securities ..............     $20,079     $ 5,730     $10,286     $20,279     $ 4,290     $   --     $ 60,664
                                                    =======     =======     =======     =======     =======     ======     ========

      The following table sets forth the dollar amount of all loans maturing or repricing after June 30, 2004 which have predetermined interest rates and have floating or adjustable interest rates.

                                              Floating or
                              Predetermined    Adjustable
                                  Rates          Rates         Total
                              -------------   -----------   ----------
                                             (In thousands)
      Real estate mortgage:
        One- to four-family    $  133,045     $  32,242     $  165,287
        Other mortgage loans       15,162        46,014         61,176
      Commercial loans .....        2,050           383          2,433
      Consumer .............       91,887            --         91,887
                               ----------     ---------     ----------
          Total ............   $  242,144     $  78,639     $  320,783
                               ==========     =========     ==========

      Residential Real Estate Loans. The Registrant's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Registrant's primary market area. The majority of the Registrant's residential mortgage loans consists of loans secured by owner-occupied, single-family residences. The Registrant generally has limited its real estate loan originations to properties within its primary market area. However, the Registrant has purchased whole loans originated by others, on a limited basis, with an emphasis on single-family ARM loans having interest rate caps generally of 2% annually and 5% over the life of the loan and with margins over various indexes ranging from 180 to 275 basis points depending on the index.

      The 60- and 90-day delinquency rates on loans purchased and originated by the Registrant were 0.65% and 0.69%, respectively, at June 30, 2003. Management attributes the low delinquency rates to the current relative strength of the residential housing sector in the Midwest.

      At June 30, 2003, the Registrant had $191.9 million, or 46.2%, of its total loan portfolio invested in first mortgage loans secured by one-to four-family residences. During fiscal year 2001, the Registrant securitized $112.7 million in fixed-rate one- to four-family mortgage loans and subsequently sold such securities in the secondary market.

      The Registrant currently offers residential mortgage loans for terms ranging from 10 to 30 years, and with adjustable or fixed interest rates. Origination of fixed rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Registrant's interest rate risk position and loan products offered by the Registrant's competitors. During fiscal 2003, one- to four-family residential ARM loans decreased by $31.6 million, or 36.7%, to $54.4 million from $86.0 million in fiscal 2001 as borrowers chose fixed-rate loans in the generally lower interest rate environment.

      The Registrant's long-term fixed rate loans generally are originated and underwritten for resale in the secondary mortgage market. Whether the Registrant can or will sell fixed rate loans to the secondary market, however, depends on a number of factors including the yield on the loan and the term of the loan, market conditions and the Registrant's current interest rate risk position. The Registrant generally sells long-term, fixed-rate loans at origination, servicing-released. Servicing release premium is determined at loan closing, thus assuring the profit at current market rates. The Registrant's fixed rate mortgage loans are amortized on a monthly basis with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

      The Registrant's ARM loans generally adjust annually with interest rate adjustment limitations ranging from one to two percentage points per year and with a cap on total rate increases over the life of the loan. The Registrant has used different interest indexes for ARM loans, such as the one-year Treasury Constant Maturity, the Monthly National Median Cost of Funds, the National Average Contract Rate for Previously Occupied Homes and the Eleventh District Cost of Funds. The Registrant also has purchased ARM loans with various interest rate indexes. At June 30, 2003, approximately $32.0 million, or 58.8%, of the Registrant's portfolio of residential ARM loans was indexed to the one-year Treasury Constant maturity.

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

      Construction Loans. The Registrant originates loans to finance the construction of single family residential property. However, construction lending is not a significant part of the Registrant's overall lending activities because of the low level of new home construction in the Registrant's primary market area. At June 30, 2003, the Registrant had $1.5 million, or 0.4%, of its total loan portfolio invested in interim construction loans. Loans for construction of single family residential property are made with either adjustable or fixed rate terms. A construction loan fee of $400 is charged for each loan. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are structured to be converted to permanent loans originated by the Registrant at the end of the construction period, which is generally six months, not to exceed 12 months.

      The Registrant's commercial loan department also originates loans for construction to contractors and entrepreneurs. These loans include loans for the construction of single-family dwellings for speculation or customized building, apartment buildings, condominiums, nonresidential structures, and loans for the renovation of existing structures. Commercial department construction loans generally have adjustable rates and proceeds are disbursed in increments as construction progresses subject to inspections. Loans for the construction of single-family spec homes are generally paid off at the maturity of the construction loan. Construction loans on commercial real estate are often structured to convert to permanent loans originated by the Registrant at the end of the construction period, which is generally 12 to 24 months. Less frequently, loans on commercial real estate projects are structured to cover the construction period only. At June 30, 2003, the Registrant had $2.5 million, or 0.6%; $4.5 million, or 1.1%; and $9.8 million, or 2.3%, respectively, of its total loan portfolio invested in loans for the construction of single-family speculation units, multi-family residential properties and nonresidential properties. These totals include participations in construction lending purchased outside the Company's primary lending area.

      Multi-Family Residential Real Estate Loans. Loans secured by multi-family real estate constituted $35.1 million or 8.4% of the Registrant's total loan portfolio at June 30, 2003, compared to $56.5 million or 13.5% of the Registrant's total loan portfolio at June 30, 2002 and $62.0 million, or 14.9% of the total loan portfolio at June 30, 2001. The Registrant's multi-family real estate loans are secured by multi-family residences, such as apartment buildings. At June 30, 2003, 40.1% of the Registrant's multi-family loans were secured by properties located within the Registrant's primary market area. At June 30, 2003, the Registrant's multi-family real estate loans had an average balance of $556,000. The terms of each multi-family loan are negotiated on a case by case basis, although such loans typically have adjustable interest rates tied to a market index or fixed rates to amortize over 10 to 20 years with a three to ten year balloon or call option.

      The Registrant's policy is to limit multi-family real estate loans to principal balances not exceeding its loan-to-one borrower limit. At June 30, 2003, the Registrant's largest multi-family real estate borrower had an aggregate principal outstanding balance of $3.6 million, which balance was within the Registrant's loan-to-one borrower limit.

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

      Commercial Real Estate Loans. Loans secured by commercial real estate constituted $78.1 million, or 18.8%, of the Registrant's total loan portfolio at June 30, 2003. By comparison, commercial real estate loans totaled $81.2 million, or 19.4%, and $79.0 million, or 18.9% of the total loan portfolio, at June 30, 2002 and 2001, respectively. The Registrant's commercial real estate loans are secured by improved property such as offices, small business facilities, and other non-residential buildings. Of the improved properties securing such commercial real estate loans at June 30, 2003, 75.7% were located within the Registrant's primary market area. Commercial real estate loans are offered with fixed and adjustable interest rates.

      The Registrant's policy is to limit commercial real estate loans to principal balances not exceeding its loan-to-one borrower limit. At June 30, 2003, the Registrant's largest commercial real estate borrower had an aggregate principal outstanding balance of $6.4 million, which balance was within the Registrant's loan-to-one borrower limit. The outstanding balance for this borrower included loans secured by a combination of commercial real estate and multi-family residential real estate. At June 30, 2003, the Registrant had a second commercial real estate borrower with an aggregate principal outstanding balance of $5.0 million. Additional unfunded loan commitments to this second borrower totaled $3.3 million.

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

      Commercial Loans. The Registrant makes commercial loans primarily in its market area to a variety of professionals, sole proprietorships and small- to medium-sized businesses. At June 30, 2003, commercial loans constituted $16.3 million, or 3.9%, of the Registrant's total loan portfolio, compared to $15.5 million, or 3.7% of the Registrant's total loan portfolio at June 30, 2002 and $15.0 million, or 3.6% of the total loan portfolio at June 30, 2001. The Registrant offers term loans for fixed assets and working capital, revolving lines of credit, letters of credit and Small Business Administration guaranteed loans. Commercial term loans are generally offered with initial fixed rates of interest for the first 1 to 3 years and with terms of up to 10 years. Business lines of credit have floating rates of interest and are payable on demand, subject to annual review and renewal. Commercial loans with variable rates of interest are generally indexed to the highest prime rate as published daily in the Wall Street Journal.

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

      As of June 30, 2003, consumer loans totaled $98.8 million, or 23.8% of the Registrant's total loan portfolio, compared to $105.8 million, or 25.3%, and $85.8 million, or 20.5%, respectively, at June 30, 2002 and 2001. The principal types of consumer loans offered by the Registrant are second mortgage loans, auto loans, home improvement loans, unsecured loans and loans secured by deposit accounts. Consumer loans are offered primarily on a fixed rate basis, and at June 30, 2003 had an average maturity of 81 months. The Registrant's home equity loans, second mortgage loans, and home improvement loans, are generally secured by the borrower's principal residence. At June 30, 2003, home equity loans, second mortgage loans, and home improvement loans, totaled $37.0 million, or 37.4% of consumer loans and 8.9% of the Registrant's total loan portfolio.

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

      Mortgage-Backed Securities. The Registrant also invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof in order to reduce interest rate risk exposure and improve liquidity. These securities, which consist primarily of mortgage-backed securities issued or guaranteed by FNMA, FHLMC and GNMA, totaled $60.7 million at June 30, 2003. The Registrant's objective in investing in mortgage-backed securities varies from time to time depending upon market interest rates, local mortgage loan demand, and the Registrant's level of liquidity. The Registrant's fixed-rate mortgage-backed securities are held for investment, and management has the intent and ability to hold such securities on a long-term basis or to maturity. Adjustable rate MBS are available for sale and are carried at estimated fair value. Mortgage-backed securities have lower credit risk than direct loans because principal and interest on the securities are either insured or guaranteed by the United States Government or agencies thereof.

      Loan Solicitation and Processing. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers. Upon receipt of a loan application, a credit report is obtained to verify specific information relating to the applicant's credit standing. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is made by an independent appraiser approved by the Registrant. For those loans that are sold to investors, an automated underwriting system provided by either FNMA or FHLMC is used in many cases. On occasion, a private mortgage insurance contract underwriter approved by the investor may be used. Loans that are not sold or loans that are not underwritten by a contract underwriter are reviewed by an underwriter in the Registrant's loan department and/or at least one member of the Registrant's internal loan committee. One- to four-family residential mortgage loans with principal balances in excess of $500,000 and multi-family and commercial real estate loans with principal balances in excess of $2.0 million must be submitted by the loan department directly to the loan committee of the Board of Directors for approval. Approvals subsequently are ratified by the full Board of Directors. Fire and casualty insurance (and flood insurance, if applicable) are required at the time that residential and commercial real estate loans are made. Insurance coverage for commercial and multi-family properties is required and monitored throughout the term of the loan. The Registrant purchases blanket insurance coverage to protect its interests in one- to four-family residential properties and consumer collateral to the extent that the borrower lets such insurance lapse. Once the loan is approved, a loan commitment is promptly issued to the borrower.

      If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. The borrower must provide proof of the necessary insurance on the property serving as collateral. Title insurance or an attorney's opinion based on a title search of the property is required on all first lien loans secured by real property.

      Loan Originations, Purchases and Sales. Of total loans in the Registrant's portfolio at June 30, 2003, 90.2% were originated by the Registrant or purchased through a Madison, Wisconsin mortgage banking relationship described below. At June 30, 2003, the Registrant had $52.9 million of loans purchased outside the Registrant's primary market area. Included in the total of loans purchased outside of the Bank's primary lending area are loans purchased from a mortgage banking firm headquartered in Madison, Wisconsin. The Bank formerly had an exclusive agreement with this firm, which gave the Bank first right of refusal on any real estate loans generated including one- to four-family, multi-family, commercial real estate and land development loans secured by properties located primarily in the Madison, Wisconsin metropolitan area. The exclusive relationship with the mortgage-banking firm has been terminated as the Bank seeks to emphasize loan originations from its primary market area. The Registrant was actively involved in the origination and underwriting of the loans purchased in

Madison, Wisconsin. At June 30, 2003, the outstanding principal balance of loans purchased under the above agreement, net of partial interests in these balance sold to other financial institutions, totaled $20.9 million.

      The following table sets forth the Registrant's gross loan originations, loans purchased and loans sold for the periods indicated.

                                                              For the years ended June 30,
                                                           ----------------------------------
                                                             2003         2002         2001
                                                           --------     --------     --------
                                                                     (In Thousands)
Loans originated:
   Conventional one- to four-family real estate loans:
     Construction loans ..............................     $ 11,117     $ 11,734     $ 12,233
     Loans on existing property ......................       10,535       11,611       20,910
     Loans refinanced ................................       91,536       55,716       22,959
   Insured and guaranteed loans ......................       29,932       29,320       21,147
   Multifamily and commercial real estate:
     Construction loans ..............................        8,692       18,183       20,344
     Loans on existing property ......................       30,065       51,817       53,904
   Commercial loans ..................................       13,512       16,749       23,180
   Consumer loans ....................................       52,934       77,417       57,360
                                                           --------     --------     --------
       Total loans originated ........................     $248,323     $272,547     $232,037
                                                           ========     ========     ========
Loans purchased:
   One- to four-family ...............................     $     --     $     --     $    650
   Multi-family and commercial real estate ...........       15,827       19,001       21,110
                                                           --------     --------     --------
       Total loans purchased .........................     $ 15,827     $ 19,001     $ 21,760
                                                           ========     ========     ========
Loans sold ...........................................     $ 62,703     $ 69,916     $ 51,028
                                                           ========     ========     ========

      Loan Commitments. The Registrant issues standby loan origination commitments to qualified borrowers primarily for the construction and purchase of residential and commercial real estate. Such commitments are made on specified terms and conditions and are made for periods of up to 60 days, during which time the interest rate is locked-in. The Registrant generally charges a loan fee based on a percentage of the loan amount. The Registrant also charges a commitment fee of $300 for single-family residential properties if the borrower receives the loan from the Registrant. Commitment fees are generally not charged for multi-family and commercial real estate properties. At June 30, 2003, the Registrant had commitments to originate and purchase $10.2 million of one- to four-family residential loans and $34.2 million of commercial real estate and commercial business loans. The Registrant's experience has been that few commitments for loans on one- to four-family residential properties expire without being funded by the Registrant. However, commitments to originate commercial real estate loans and commercial business loans are less likely to be funded.

      Loan Origination and Other Fees. In addition to interest earned on loans, the Registrant generally receives loan origination fees. To the extent that loans are originated or acquired for the Registrant's portfolio, the Registrant defers loan origination fees and costs and amortizes such amounts as yield adjustments over the life of the loans using the interest method of amortization. Fees and costs deferred are recognized into income immediately upon the sale of the related loan. At June 30, 2003, the Registrant had $1.8 million of deferred loan fees.

      In addition to loan origination fees, the Registrant also receives other fees and service charges that consist primarily of late charges and loan servicing fees on loans sold. The Registrant recognized other fees and service charges on loans that totaled $1.6 million, $1.8 million and $969,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

      Loan origination and commitment fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

      Loans to One Borrower. Under federal law, savings associations are subject to the same limits as those applicable to national banks, which limit loans to one borrower to the greater of $500,000 or 15% of unimpaired capital and unimpaired surplus and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At June 30, 2003, the Registrant's maximum loans-to-one borrower limit was $7.7 million. At June 30, 2003, the Registrant's largest borrower had aggregate loans outstanding from the Registrant of $6.4 million, or 12.4% of the Registrant's unimpaired capital and surplus.

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

      The multi-family real estate loan delinquency rate (loans 60 days or more past due as a percentage of total multi-family real estate loans) was 7.6% at June 30, 2003, primarily due to a loan secured by an assisted living facility in Madison, Wisconsin that is currently not producing sufficient cash flow for debt service. The commercial real estate loan delinquency rate (loans 60 days or more past due as a percentage of total commercial real estate and commercial business loans) decreased in the last fiscal year to 0.9% from 1.5%. Management continues to use aggressive collection and foreclosure efforts to protect the Registrant's assets. In addition, the Registrant continues to tighten asset quality requirements in response to negative economic indicators.

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

      Real estate acquired by the Registrant as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value. Any write-down of REO is charged against income.

      At June 30, 2003, the Registrant's total of real property acquired as the result of foreclosure or by deed in lieu of foreclosure was $172,000 compared to a total of $85,000 at June 30, 2002.

      In addition, the Company had repossessed automobiles, boats and trailers with an estimated fair value less cost to sell that totaled $240,000 at June 30, 2003.

      Non-Performing Loans. The following table sets forth information regarding non-accrual loans, accrual loans and other non-performing assets at the dates indicated:

                                                                        At June 30,
                                                  ------------------------------------------------------
                                                   2003        2002        2001        2000        1999
                                                  ------      ------      ------      ------      ------
                                                                  (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
   One-to four family residential ...........     $  335      $  527      $   --      $   --      $1,003
   Multi-family residential .................      2,426       2,857          --          --          --
   Commercial real estate ...................        628         824          --          15       1,061
   Commercial business ......................         --         584       1,094          --          --
   Consumer .................................        302         314          --          --          --
                                                  ------      ------      ------      ------      ------
     Total ..................................      3,691       5,106       1,094          15       2,064
                                                  ------      ------      ------      ------      ------

Loans accounted for on an accrual basis
(1)(2):
   One-to four family residential ...........        997         780         970       1,187         295
   Multi-family residential .................         --          --          --         547          --
   Commercial real estate ...................         --          --         233         247          --
   Consumer .................................         --         305         363         112         101
                                                  ------      ------      ------      ------      ------
     Total ..................................        997       1,085       1,566       2,093         396
                                                  ------      ------      ------      ------      ------
   Total non-performing loans ...............      4,688       6,191       2,660       2,108       2,460
                                                  ------      ------      ------      ------      ------
   Other non-performing assets (3) (4) ......        412         410         130          65          32
                                                  ------      ------      ------      ------      ------
     Total non-performing assets ............     $5,100      $6,601      $2,790      $2,173      $2,492
                                                  ======      ======      ======      ======      ======
Restructured loans not included in other
  non-performing categories above (5) .......     $3,005      $   --      $  449      $  434      $  441
                                                  ======      ======      ======      ======      ======

Non-performing loans as a percentage of total
  loans .....................................       1.13%       1.48%       0.64%       0.42%       0.54%
Non-performing loans as a percentage of total
  assets ....................................       0.75%       0.95%       0.40%       0.29%       0.36%
Non-performing loans and real estate owned to
  total loans and real estate owned .........       1.23%       1.58%       0.67%       0.43%       0.55%
Non-performing assets as a percentage of
  total assets ..............................       0.81%       1.01%       0.42%       0.30%       0.37%

----------

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

(4) For fiscal 2002, includes repossessed automobiles, boats and trailers carried at the lower of cost or fair market value less estimated costs of disposition. Total carrying amount was $325,000 at June 30, 2003.

(5) Restructured loans have had amounts added to the principal balance and/or terms of the debt modified. Modification terms include payment extensions, interest only payments and longer amortization periods, among other possible concessions that would not normally be considered.

      The following table sets forth information with respect to the Registrant's delinquent loans and other problem assets at June 30, 2003.

                                                                                At June 30, 2003
                                                                               ------------------
                                                                               Balance     Number
                                                                               -------     ------
                                                                                (In Thousands)
Residential real estate:
   Loans past due 60-89 days .............................................     $1,242        25
   Loans past due 90 days or more ........................................      1,332        34
Multi-family real estate:
   Loans past due 60-89 days .............................................        233         1
   Loans past due 90 days or more ........................................      2,426         2
Commercial real estate:
   Loans past due 60-89 days .............................................        104         2
   Loans past due 90 days or more ........................................        628         3
Commercial business:
   Loans past due 60-89 days .............................................         --        --
   Loans past due 90 days or more ........................................         --        --
Consumer loans:
   Loans past due 60-89 days .............................................        458        45
   Loans past due 90 days or more ........................................        302        28
Foreclosed real estate and repossessions .................................        412        33
Other non-performing assets (1) ..........................................         --        --
Restructured loans not included in other nonperforming categories above(2)      3,005        13
Loans to facilitate sale of real estate owned ............................         --        --

----------

(1)   Loans not accruing interest but not past due more than 60 days.

(2) Restructured loans have had amounts added to the principal balance and/or the terms of the debt have been modified.

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

      At June 30, 2003, the aggregate amount of the Registrant's classified assets, and of the Registrant's general and specific loss allowances were as follows:

                                                           June 30, 2003
                                                           -------------
                                                           (In Thousands)

Substandard assets ..................................         $8,588
Doubtful assets .....................................            448
Loss assets .........................................             --
                                                              ------
     Total classified assets ........................         $9,036
                                                              ======

General loss allowances .............................          4,615
Specific loss allowances ............................             --
                                                              ------
     Total allowances ...............................         $4,615
                                                              ======

      A summary of the Registrant's principal classified assets is as follows.

      A borrower involved in the construction of agriculture-related structures, had experienced an instance of alleged employee fraud and unfavorable weather conditions that delayed completion of construction projects. At June 30, 2003, the total loan balance was $1.3 million. Due to continuing cash flow problems associated with the agricultural industry, the loan was classified `substandard' at June 30, 2003.

      In August 2000, the Registrant originated a $3.3 million loan secured by a newly constructed assisted living facility located in Madison, Wisconsin. The facility continues to experience cash flow problems due to lower-than-normal occupancy rates as compared to similar facilities in the Madison market area. The loan was classified "substandard" at June 30, 2003. The total loan balance at June 30, 2003 was $2.1 million. A management company with expertise in managing senior assisted living facilities was engaged in Spring 2001; however, the occupancy rate has not improved and cash flow currently does not support debt service. The Registrant commenced foreclosure on this property in October 2002.

      The Registrant originated a loan to a commercial contractor in the Registrant's primary area, that specializes in excavating. The borrower experienced cash flow problems due to losses incurred on a large out-of-state contract in 2001. At June 30, 2003, the total loan balance was $943,000 and the loan was current. Due to continuing cash flow concerns, the loan was classified 'substandard' at June 30, 2003.

      The Registrant originated loans to a commercial borrower in Madison, Wisconsin that totaled $6.4 million, net of participated balances, at June 30, 2003. The loans were classified "special mention" at June 30, 2003 due to weakness in the primary source of repayment, the sale of residential units. Construction of the units was substantially complete and the loans were current at June 30, 2003.

      The Registrant originated loans to a commercial borrower with an aggregate balance of $1.5 million at June 30, 2003. The borrower operates a retail nursery and has experienced cash flow problems due to an inability to reach breakeven sales. The loans were classified "substandard" at June 30, 2003. The loans were current at June 30, 2003.

      Allowance for Loan Losses. The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans. As part of this process, an independent loan review department was established during fiscal 2003. The allowance for losses on loans is based on management's current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectibility as of the reporting date. Such evaluation, which includes a review of all loans on which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience, management's knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an allowance for loan losses. Management calculates the allowance for loan losses based on asset type, as follows: 100% of portions of loan balances classified as loss, 30% to 75% of portions of loan balances classified as doubtful, 5% to 40% of portions of loan balances classified as substandard, and 0% to 15% of portions of loan balances classified as special mention. Management calculates additional allowances for loan losses, based on historical loss experience, on loans not classified in the categories delineated above, as follows: .25% for mortgage loans, 1.0% for multi-family and commercial real estate loans, 1.5% for commercial business loans, and .75% to 2.00% for consumer loans.

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

      During fiscal 2003, 2002 and 2001, the Registrant credited $1.7 million, $3.8 million and $5.2 million, respectively, to the allowance for loan losses. Management periodically reviews the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. There can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future and that additional provisions for loan losses will not be required.

      Analysis of the Allowance for Loan Losses. The following table sets forth information regarding the Company's allowance for loan losses at the dates indicated.

                                                                       At or for years ended June 30,
                                                  --------------------------------------------------------------------------
                                                     2003            2002            2001            2000            1999
                                                  ---------       ---------       ---------       ---------       ----------
                                                                           (Dollars in Thousands)
Total loans outstanding .....................     $ 420,103       $ 423,843       $ 422,851       $ 509,681       $ 461,385
Average loans outstanding ...................       414,171         422,805         484,911         480,377         416,631

Allowance balance (at beginning of period) ..         4,584           4,737           3,394           3,135           2,607
Additions related to acquisition ............            --              --              --              --             325
Provision charged to operations .............         1,730           3,835           5,155             554             365
Charge-offs:
   Residential ..............................          (115)             (5)             --              (5)            (63)
   Commercial real estate ...................          (721)           (697)            (70)            (30)             --
   Commercial business ......................          (131)         (2,641)         (3,551)             --              --
   Consumer .................................        (1,097)           (858)           (269)           (346)           (184)
Recoveries ..................................           365             213              78              86              85
                                                  ---------       ---------       ---------       ---------       ---------
Allowance balance (at end of period) ........     $   4,615       $   4,584       $   4,737       $   3,394       $   3,135
                                                  =========       =========       =========       =========       =========

Allowance for loan losses as a percent of
   total loans outstanding ..................          1.10%           1.08%           1.12%           0.67%           0.68%
Net loans charged off as a percent of average
   loans outstanding ........................          0.41%           0.94%           0.79%           0.06%           0.04%

Investment Activities

      The Registrant's portfolio of investment securities, excluding investments in mortgage-backed securities, totaled $62.4 million, $80.9 million and $93.3 million, respectively, at June 30, 2003, 2002 and 2001. The purpose of the Registrant's investment portfolio is to (i) improve the Registrant's interest rate sensitivity gap by reducing the average term to maturity of the Registrant's assets, (ii) improve liquidity, and (iii) effectively reinvest funds generated from amortization and prepayment on the Registrant's traditional loan portfolio.

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

      Investment Portfolio. The following table sets forth the carrying value of the Registrant's investment securities portfolio, short-term investments and FHLB stock, at the dates indicated. At June 30, 2003, the Registrant's FHLB stock yielded 3.00%. At June 30, 2003, the fair value of the Registrant's investment securities - held to maturity portfolio was $22.6 million.

                                                                    At June 30,
                                                         --------------------------------
                                                           2003        2002         2001
                                                         -------     -------     --------
                                                                 (In Thousands)
Investment securities - held to maturity:
   U.S. Government and agency securities                 $ 9,998     $ 9,993     $  2,878
   Other securities                                       12,175      14,816        9,160
                                                         -------     -------     --------
      Total investment securities held to maturity       $22,173     $24,809     $ 12,038
                                                         -------     -------     --------

Investment securities - available for sale:
   U.S. Government and agency securities                 $ 9,192     $    --     $ 61,748
   Other securities                                       31,003      56,089       19,558
                                                         -------     -------     --------
      Total investment securities available for sale     $40,195     $56,089     $ 81,306
                                                         -------     -------     --------
      Totals                                             $62,368     $80,898     $ 93,344

Interest-bearing deposits                                $   281     $   103     $ 57,708
FHLB stock                                                 5,707       5,038        9,469
                                                         -------     -------     --------
      Total investments                                  $68,356     $86,039     $160,521
                                                         =======     =======     ========

Investment Portfolio Maturities

      The table below sets forth the scheduled maturities, carrying values, and average yields for the Registrant's investment securities at June 30, 2003.

                                                                                                                Total investment
                         One year or less    One to five years       Five to ten years    More than ten years      securities
                        ------------------   -------------------   --------------------   -------------------   -------------------
                        Carrying   Average    Carrying   Average   Carrying     Average   Carrying   Average    Carrying   Average
                         Value      Yield      Value      Yield      Value       Yield     Value      Yield     Value       Yield
                        --------   -------    --------   -------   --------     -------   --------   -------    -------    -------
                                                                (Dollars in Thousands)
Investment
   securities-held to
   maturity (1).......  $ 10,543     2.92%   $  4,349     6.06%    $  2,627      6.59%    $  4,654     7.12%    $ 22,173   4.85%
Investment
   securities-available
   for sale...........    13,622     2.13%      9,192     2.58%       1,791      7.31%      15,591     5.21%      40,195   3.66%
                        --------     ----    --------     ----     --------      ----     --------     ----     --------   ----
Total Investment
   securities.........  $ 24,165     2.47%   $ 13,541     3.70%    $  4,418      6.88%    $ 20,245     5.65%    $ 62,368   4.08%
                        ========     ====    ========     ====     ========      ====     ========     ====     ========   ====

----------

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

      Deposit Portfolio. Savings and other deposits in the Registrant as of June 30, 2003, are composed of the following:

     Weighted                                                                                       Percentage
     Average                                                            Minimum                      of Total
 Interest Rate(1)    Minimum Term               Category                Amount       Balances        Deposits
 ----------------    --------------  ------------------------------   ----------   -----------      ----------
                                                                                  (In Thousands)

          0.00%          None        Noninterest bearing checking
                                     accounts                           $ None     $    20,303           4.52%
          0.13%          None        Interest bearing checking
                                     accounts                             None          71,454          15.92%
          0.60%          None        Money Market accounts              0/1000          86,911          19.35%
          0.22%          None        Savings accounts/Club accounts       0/5           33,959           7.56%
          0.20%          None        Unredeemed certificates              n/a            3,327           0.74%
          3.29%     6 to 18 months   Fixed term, fixed rate (2)        250/1,000           176           0.04%
          4.66%     14 to 36 months  Fixed term, fixed rate (2)          1,000          17,322           3.86%
          5.69%     42 to 48 months  Fixed term, fixed rate (2)          1,000          15,024           3.35%
          5.34%     6 to 48 months   Fixed term, fixed rate IRA (2)       100            7,748           1.73%
          1.56%      3 to 6 months   Fixed term, fixed rate (3)        500/1,000        25,866           5.76%
          2.39%     7 to 12 months   Fixed term, fixed rate (3)        500/1,000        56,530          12.59%
          3.00%         2 yeas       Fixed term, fixed rate (3)        500/1,000        21,872           4.87%
          1.21%         2 year       Fixed term, variable rate IRA        100              981           0.22%
          3.24%        2.5 year      Fixed term, fixed rate              1,000           1,526           0.34%
          2.90%        2.5 year      Fixed term, option rate (4)         1,000           9,653           2.15%
                       34 and 35
          4.53%         months       Change up term and rate (5) (6)     1,000           3,609           0.80%
          3.83%         3 year       Fixed term, fixed rate (3)        100/1,000        36,662           8.17%
          4.23%         4 years      Fixed term, fixed rate              1,000           6,502           1.45%
          4.83%        58 months     Fixed term, fixed rate              1,000           2,859           0.64%
          4.54%         5 year       Fixed term, fixed rate              1,000          24,685           5.50%
          4.14%         6 year       Fixed term, fixed rate              1,000           1,073           0.24%
          5.31%         8 year       Fixed term, fixed rate              1,000             902           0.20%

          1.94%                                                                        448,944         100.00%

----------

(1)   Yield rates for fixed term, fixed rate certificates.

(2) During fiscal 2001 and a portion of fiscal 2002, the Company offered special certificates that allowed the customer to select any term within the listed range for that product.

(3) Individual retirement accounts (IRAs) are offered for this term. The minimum for IRAs is $500 and the minimum for other certificates is $1,000. The minimum for additions to IRAs is $25, while the minimum for additions to other certificates is $1,000.

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

                                   Balance at                    Increase     Balance at                    Increase
                                  June 30,2003    % Deposits    (Decrease)   June 30, 2002   % Deposits    (Decrease)
                                  ------------    -----------   ----------   -------------   ----------    ---------
                                                                 (Dollars in Thousands)
Checking accounts ..............     $ 91,757          20.44%      15,372      $ 76,385          16.16%       6,051
Savings accounts ...............       33,959           7.56%       2,636        31,323           6.63%       3,424
Money market accounts ..........       86,911          19.36%     (21,280)      108,191          22.90%      24,187
Option rate certificates (1) ...        9,653           2.15%       7,939         1,714           0.36%          63
Change up certificates (2) .....        1,994           0.44%      (5,719)        7,713           1.63%         442
6 to 36 month special (3) ......       17,498           3.90%     (93,298)      110,796          23.45%     (74,785)
42 to 48 month special (3) .....       15,024           3.35%         266        14,758           3.12%       6,688
3 through 11 month certificates        23,633           5.26%      10,238        13,395           2.83%      10,770
12 through 18 month certificates       43,054           9.59%      30,133        12,921           2.73%       8,613
19 through 30 month certificates       19,394           4.32%      11,356         8,038           1.70%         554
32 and 36 month certificates ...       14,929           3.33%       9,462         5,467           1.16%        (149)
45 and 48 month certificates ...        6,327           1.41%       2,598         3,729           0.79%      (2,473)
58 through 96 month certificates       26,694           5.95%      10,284        16,410           3.47%       1,416
IRA certificates ...............       54,790          12.20%        (956)       55,746          11.79%      (2,105)
Other certificates .............        3,327           0.74%      (2,735)        6,062           1.28%       1,244
                                     --------         ------      -------      --------         ------      -------
                                     $448,944         100.00%     (23,704)     $472,648         100.00%     (16,060)
                                     ========         ======      =======      ========         ======      =======


                                  Increase     Balance at                   Increase
                                 (Decrease)   June 30, 2001   % Deposits   (Decrease)
                                 ----------   -------------   ----------   ----------
                                                 (Dollars in Thousands)
Checking accounts ..............    6,051      $ 70,334          14.39%      (2,130)
Savings accounts ...............    3,424        27,899           5.71%        (940)
Money market accounts ..........   24,187        84,004          17.19%       6,639
Option rate certificates (1) ...       63         1,651           0.34%        (370)
Change up certificates (2) .....      442         7,271           1.49%      (3,338)
6 to 36 month special (3) ......  (74,785)      185,581          37.96%      68,912
42 to 48 month special (3) .....    6,688         8,070           1.65%       3,448
3 through 11 month certificates    10,770         2,625           0.54%      (9,340)
12 through 18 month certificates    8,613         4,308           0.88%     (13,464)
19 through 30 month certificates      554         7,484           1.53%     (19,367)
32 and 36 month certificates ...     (149)        5,616           1.15%      (2,480)
45 and 48 month certificates ...   (2,473)        6,202           1.27%      (4,814)
58 through 96 month certificates    1,416        14,994           3.07%      (3,455)
IRA certificates ...............   (2,105)       57,851          11.84%        (417)
Other certificates .............    1,244         4,818           0.99%      (1,802)
                                  -------      --------         ------       ------
                                  (16,060)     $488,708         100.00%      17,082
                                  =======      ========         ======       ======

----------

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

Time Deposits by Rates

      The following table sets forth the time deposits in the Registrant classified by rates as of the dates indicated.

                                                       At June 30,
                                    --------------------------------------------
                                       2003             2002               2001
                                    --------          --------          --------
                                                     (In Thousands)

2% or less                          $ 48,986          $ 13,801          $  4,856
2.01% - 3.00%                         56,396            48,969                63
3.01% - 4.00%                         48,813            31,042             6,879
4.01% - 5.00%                         50,906            58,319            75,512
5.01% - 6.00%                         18,287            34,095            64,640
6.01% - 7.00%                            835            49,237           132,133
over 7.00%                            12,095            21,286            22,389
                                    --------          --------          --------
                                    $236,318          $256,749          $306,472
                                    ========          ========          ========

      Time deposit maturity schedule. The following table sets forth the amount and maturities of certificates of deposit at June 30, 2003.

                                            Amount due
                      ----------------------------------------------------------
                      One year    over 1 to    over 2 to     After
                      and less    two years   three years   3 years       Total
                                              (In Thousands)

2% or less            $ 46,502     $ 2,174     $   310     $     --     $ 48,986
2.01% - 3.00%           35,918      11,353       8,417          708       56,396
3.01% - 4.00%           18,434      15,692       8,223        6,464       48,813
4.01% - 5.00%           13,408       7,036      15,379       15,083       50,906
5.01% - 6.00%            1,940       6,196       1,644        8,507       18,287
6.01% - 7.00%              815          20          --           --          835
over 7.00%              12,095          --          --           --       12,095
                      --------     -------     -------     --------     --------
                      $129,112     $42,471     $33,973     $ 30,762     $236,318
                      ========     =======     =======     ========     ========

      Certificates of Deposit $100,000 and Over. The following table indicates the amount of the Registrant's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of June 30, 2003.

                      Maturity Period                   Certificates of Deposits
                      ---------------                   ------------------------
                                                             (In Thousands)

      Three months or less ............................          $ 6,128
      Three through six months ........................            5,013
      Six through twelve months .......................            3,654
      Over twelve months ..............................           10,005
                                                                 -------
           Total ......................................          $24,800
                                                                 =======

      Deposit Activity. The following table sets forth the savings activities of the Registrant for the periods indicated:

                                                                At June 30,
                                                  -------------------------------------
                                                    2003           2002          2001
                                                  --------      --------      ---------
                                                                 (In Thousands)

      Deposits transferred on sale of branch      $     --      $ (8,900)     $     --
      Net withdrawals in excess of deposits .      (36,556)      (26,829)       (7,111)
      Interest credited .....................       12,852        19,669        24,193
                                                  --------      --------      --------
         Net (decrease) increase in deposits      $(23,704)     $(16,060)     $ 17,082
                                                  ========      ========      ========

      Borrowings. Deposits are the primary source of funds for the Registrant's lending and investment activities and for its general business purposes. The Registrant may rely upon advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Registrant's stock in the FHLB and a portion of the Registrant's first mortgage loans. At June 30, 2003, 2002 and 2001, the Registrant had $102.4 million, $99.1 million and $89.1 million, respectively, of advances outstanding from the FHLB.

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

      The following table sets forth certain information regarding borrowings by the Registrant at the end of and during the periods indicated.

                                                            At June 30,
                                                 -------------------------------
                                                 2003         2002         2001
                                                 -----        -----        -----

Weighted average rate paid
  on FHLB advances ......................        4.85%        5.22%        5.81%
Rate paid on ESOP borrowing .............        7.00%        7.00%        7.00%

                                                                   During the Years Ended June 30,
                                                                 -----------------------------------
                                                                   2003          2002         2001
                                                                 --------      -------      --------
                                                                        (Dollars in Thousands)
Maximum amount of FHLB advances outstanding at any month end     $107,429      $99,065      $185,600
Approximate average FHLB advances outstanding                     105,912       88,974       149,756
Approximate weighted average rate paid on FHLB advances              4.78%        5.63%         6.14%
Approximate average ESOP borrowing outstanding                   $  1,385      $ 1,507      $  1,630
Average rate paid on ESOP borrowing                                  7.00%        7.00%         7.00%

Subsidiary Activities

      The Company has three wholly-owned subsidiaries: First Federal Bank, Mid-Iowa Security Corp. and Equity Services, Inc. Since the Company engages in no other significant activities beyond its ownership of the Bank, the description of the Company's activities in this Form 10-K effectively represents a description of the activities of the Bank. Equity Services, Inc. is in the business of developing residential lots and dwellings in the Registrant's primary market area. Mid-Iowa Security Corp. generates revenues primarily by providing real estate brokerage services.

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

Personnel

      As of June 30, 2003, the Company and its wholly owned subsidiaries had 228 full-time equivalent employees. None of the Company's employees is represented by a collective bargaining group. The Company believes its relationship with its employees to be good.

Competition

      The Registrant encounters strong competition both in attracting deposits and in originating loans. Its most direct competition for deposits has come historically from commercial banks, brokerage houses, other savings associations and credit unions in its market area, and the Registrant expects continued strong competition from such financial institutions in the foreseeable future. The Registrant's market area includes branches of several commercial banks that are substantially larger than the Registrant in terms of state-wide deposits. In addition, a growing number of the Registrant's competitors are utilizing the Internet to attract deposits both locally and nationwide. The Registrant competes for savings by offering depositors a high level of personal service and expertise together with a wide range of financial services.

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

      Qualified Thrift Lender Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly average basis in 9 out of every 12 months. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of June 30, 2003, the Bank maintained 75.4% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

      Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution, such as the Bank, that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters; provided that the institution would not be undercapitalized, as that term is defined in the OTS Prompt Corrective Action regulations, following the capital distribution. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully-phased in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. As of June 30, 2003, the Bank was a "well-capitalized" institution.

      Liquidity. The Bank is required to maintain sufficient liquidity to assure its safe and sound operation. The Bank's average liquidity ratio for the quarter ended June 30, 2003, was 27.9%.

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

      The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations generally require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans, that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain approval procedures to be followed. At June 30, 2003, the Bank was in compliance with the regulations.

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

      The risk-based capital standard for savings institutions requires the maintenance of Tier 2 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. The components of Tier 1 (core) capital are equivalent to those discussed earlier under the 3.0% leverage ratio standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

      OTS regulatory capital rules also incorporate an interest rate risk component. Savings associations with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical increase or decrease in market interest rates, divided by the estimated economic value of the association's assets.

      At June 30, 2003, the Bank exceeded each of the three OTS capital requirements on a fully phased-in basis. Set forth below is a summary of the Bank's compliance with the OTS capital standards as of June 30, 2003.


                                                 At June 30, 2003
                                             ------------------------
                                                           Percent of
                                              Amount       Assets (1)
                                              -------      ----------
                                             (Dollars in Thousands)
   Tangible capital:
      Capital level .....................     $46,352         7.65%
      Requirement .......................       9,092         1.50%
                                              -------         ----
      Excess ............................      37,260         6.15%
      To be well capitalized under prompt
        corrective action provisions ....         N/A           N/A
   Core capital:
      Capital level .....................      46,352         7.65%
      Requirement .......................      18,184         3.00%
                                              -------         ----
      Excess ............................      28,168         4.65%
      To be well capitalized under prompt
        corrective action provisions ....      30,307         5.00%
   Fully phased-in risk-based capital:
      Capital level .....................      50,981        12.64%
Requirement .............................      32,254         8.00%
                                              -------         ----
      Excess ............................      18,727         4.64%
      To be well capitalized under prompt
        corrective action provisions ....      40,318        10.00%

----------

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

Federal Home Loan Bank System

      The Bank, as a federal association, is required to be a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of June 30, 2003, the Bank was in compliance with this requirement. The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

Federal Reserve System

      The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2003, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

The USA PATRIOT Act

      In response to the events of September 11th, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

      Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

      o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

      o Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened. On July 23, 2002, the federal bank regulators jointly issued proposed rules to implement Section 326. The proposed rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers.

      o Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

      o Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

      o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

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

      As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations will be able to convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. Any post-1987 reserves will be subject to recapture, regardless of whether or not a particular thrift intends to convert its charter, be acquired, or diversify its activities. The recapture tax on post-1987 reserves is assessed in equal installments over the six year period beginning in 1996. However, if a thrift meets a minimum level of mortgage lending test (i.e., if the thrift's level of mortgage lending activity (re-financings and home equity loans do not count) is equal to or exceeds its average mortgage lending activity for the six years preceding 1996, adjusted for inflation), then the thrift may suspend its tax bad debt recapture for the 1996 and 1997 tax years. At June 30, 2003, the Bank had a balance of approximately $200,000 of bad debt reserves in retained income that would be recaptured under this legislation.

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

      The Registrant has not been audited by the Internal Revenue Service for the past eleven years. For additional information regarding taxation, see Note 10 of Notes to Consolidated Financial Statements.

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

      Delaware Taxation. Delaware franchise taxes are imposed on the Registrant. Two methods are provided for calculating the tax and the lesser tax is payable. The first method is based on authorized number of shares. The tax under this method is $90.00 for the first 10,000 authorized shares plus $50.00 for each additional 10,000 shares or part thereof. The second method is based on assumed par value capital. The tax rate under this method is $200 per $1,000,000 or portion thereof of assumed par value capital. "Assumed par" is computed by dividing total gross assets by total issued shares (including treasury shares). "Assumed par value capital" is calculated by multiplying the lesser of "assumed par" or stated par value by total authorized shares. For fiscal 2003 the Registrant recorded Delaware franchise tax expense of $42,000 and submitted payments that totaled $37,880.

ITEM 2 PROPERTIES

      The Company conducts its business through its main office located in Sioux City, Iowa, and 15 branch offices located in the market area. The following table sets forth certain information concerning the main office and each branch office of the Registrant at June 30, 2003. The aggregate net book value of the Registrant's premises and equipment was $13.2 million at June 30, 2003.

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
West Des Moines, Iowa 50266

      The Registrant's accounting and record keeping activities are maintained on an in-house data processing system. The Registrant owns data processing equipment it uses for its internal processing needs. The net book value of such data processing equipment and related software at June 30, 2003, was $425,000.

ITEM 3 LEGAL PROCEEDINGS

      There are various claims and lawsuits in which the Registrant is periodically involved incident to the Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of fiscal 2003 to a vote of security holders.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS

      The back inside cover page of the Annual Report to Stockholders is herein incorporated by reference.

ITEM 6 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

      Pages 1 through 3 of the Annual Report to Stockholders are herein incorporated by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Pages 4 through 19 of the Annual Report to Stockholders are herein incorporated by reference.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Pages 15 through 16 of the Annual Report to Stockholders are herein incorporated by reference.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Pages 22 through 54 of the Annual Report to Stockholders are herein incorporated by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On April 17, 2003, the Audit Committee of the Registrant elected to change the Registrant's outside accounting firm KPMG LLP ("KPMG") effective for fiscal year 2004.

      The audit reports of KPMG on the financial statements of the Registrant for the years ended June 30, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles.

      During the two most recent fiscal years and the interim period through the date of this report, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to KPMG's satisfaction, would have caused KPMG to make reference to the subject matter of the disagreements in connection with its reports.

      During the two most recent fiscal years, there were no reportable events (as defined in Regulation S-K Item 304 (a)(1)(v)).

      On April 17, 2003, the Registrant engaged McGladrey & Pullen, LLP to audit the consolidated financial statements of the Registrant as of and for the year ended June 30, 2004. During the two fiscal years ended June 30, 2003 and the subsequent interim period through the date of this report, the Registrant did not consult with McGladrey & Pullen, LLP regarding any matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of management, including the Registrant's Chief Executive Officer and Chief Financial Officer, the Registrant evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There has been no change in the Registrant's internal control over financial reporting during the Registrant's fourth quarter of fiscal year 2003 that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning Directors and Executive Officers of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 24, 2003.

ITEM 11  EXECUTIVE COMPENSATION

      Information concerning executive compensation is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 24, 2003.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information concerning security ownership of certain owners and management is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 24, 2003.

      The Registrant has adopted four equity-based compensation plans: the First Federal Savings Bank of Siouxland 1992 Incentive Stock Option Plan (the "1992 Stock Option Plan"), the 1992 Stock Option Plan for Outside Directors (the "Directors' Plan"), the 1999 Stock Option Plan (the "1999 Stock Option Plan") and the 1999 Recognition and Retention Plan (the "1999 Recognition Plan"). All such plans have been approved by stockholders of the Registrant. The Equity Compensation Plan Table is incorporated herein by reference from the Registrant's definitive proxy statement dated September 24, 2003.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning relationships and transactions is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 24, 2003.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1) Financial Statements

      The following information appearing in the Registrant's Annual Report to Stockholders for the year ended June 30, 2003, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

Annual Report Section                                     Pages in Annual Report

Selected Financial Data                                             1-3

Management's Discussion and Analysis
  of Financial Condition and Results
  of Operations                                                    4-19

Report of Independent Auditors                                      21

Consolidated Balance Sheets                                         22

Consolidated Statements of Operations                               23

Consolidated Statements of Stockholders' Equity
   and Comprehensive Income                                         24

Consolidated Statements of Cash Flows                              25-26

Notes to Consolidated Financial                                    27-54
  Statements

      With the exception of the aforementioned information, the Registrant's Annual Report to Stockholders for the year ended June 30, 2003 is not deemed filed as part of this Annual Report on Form 10-K.

      (a)(2) Financial Statement Schedules

      All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

      (a)(3) Exhibits

                                                                 Sequential Page
                                                               Reference to Prior              Number Where
                                                                Filing or Exhibit            Attached Exhibits
Regulation S-K                                                   Number Attached            Are Located in This
Exhibit Number                      Document                          Hereto                 Form 10_K Report
--------------                      --------                     ---------------             ----------------
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

        24              Consent of Independent Auditors                24                       Exhibit 24
                                   and Counsel

        25                      Power of Attorney                      Not                    Not Applicable
                                                                    Required

        28                     Additional Exhibits                    None                    Not Applicable

        29                  Information from reports                  None                    Not Applicable
                               furnished to state
                              insurance regulatory
                                   authorities

       31.1         Certification of Chief Executive Officer          31.1                     Exhibit 31.1
                             Pursuant to Section 302

       31.2         Certification of Chief Financial Officer          31.2                     Exhibit 31.2
                             Pursuant to Section 302

        32           Certification Pursuant to Section 906             32                       Exhibit 32

         (b)      Reports on Form 8-K:

      On April 23, 2003, the Registrant filed a report on Form 8-K regarding a change in certifying accountant effective for fiscal year 2004.

      On April 23, 2003, the Registrant filed a report on Form 8-K that included its press release dated April 22, 2003, which described earnings for the three months and nine months ended March 31, 2003 and announced a quarterly dividend.

      On July 28, 2003, the Registrant filed a report on Form 8-K that included its press release dated July 25, 2003, in which the Registrant described earnings for the three months and twelve months ended June 30, 2003 and announced a quarterly dividend and its Annual Meeting of Stockholders.

      On August 22, 2003, the Registrant filed a report on Form 8-K relating to a share repurchase program.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST FEDERAL BANKSHARES, INC.


Date:    September 18, 2003            By: /s/ Barry E. Backhaus
                                           -------------------------------------
                                           Barry E. Backhaus
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/ Barry E. Backhaus                               By:      /s/ Colin D. Anderson
         -----------------------------------------                    --------------------------------------------
         Barry E. Backhaus                                            Colin D. Anderson
         President and Chief Executive Officer                        Senior Vice President and Chief Financial
         and Chairman of the Board (Principal                         Officer (Principal Financial and Accounting
         Executive Officer)                                           Officer)

Date:    September 18, 2003                                  Date:    September 18, 2003


By:      /s/ Jon G. Cleghorn                                 By:      /s/ David S. Clay
         -----------------------------------------                    ---------------------------------------------
         Jon G. Cleghorn                                              David S. Clay
         Executive Vice President, Chief Operating                    Director
         Officer and Director

Date:    September 18, 2003                                  Date:    September 18, 2003


By:      /s/ Gary L. Evans                                   By:      /s/ Allen J. Johnson
         -----------------------------------------                    ---------------------------------------------
         Gary L. Evans                                                Allen J. Johnson
         Director                                                     Director

Date:    September 18, 2003                                  Date:    September 18, 2003


By:      /s/ Steven L. Opsal                                 By:      /s/ David Van Engelenhoven
         -----------------------------------------                    ---------------------------------------------
         Steven L. Opsal                                              David Van Engelenhoven
         Executive Vice President and Director                        Director

Date:    September 18, 2003                                  Date:    September 18, 2003


By:      /s/ Arlene T. Curry
         -----------------------------------------
         Arlene T. Curry
         Director
Date:    September 18, 2003