Form 10-Q
period 2003-09-30
FIRST FEDERAL BANKSHARES INC
filed 2003-11-14
CIK 1075348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[Mark One]

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003

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

                                   Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at November 10, 2003

(Common Stock, $.01 par value)                             3,771,994

                         FIRST FEDERAL BANKSHARES, INC.

                                      INDEX

                                                                            Page

Part I. Financial Information

   Item 1.  Financial Statements of First Federal
            Bankshares, Inc. and Subsidiaries (Unaudited)                      1

            Condensed Consolidated Balance Sheets
            at September 30, 2003 and June 30, 2003                            1

            Condensed Consolidated Statements of Operations
            for the three-month periods ended
            September 30, 2003 and 2002                                        2

            Condensed Consolidated Statements of Changes in
            Stockholders' Equity for the three-month periods
            ended September 30, 2003 and 2002                                  3

            Condensed Consolidated Statements of Comprehensive
            Income for the three-month periods ended
            September 30, 2003 and 2002                                        4

            Condensed Consolidated Statements of Cash Flows
            for the three-month periods ended
            September 30, 2003 and 2002                                        5

            Notes to Condensed Consolidated Financial Statements               6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                      9

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                                       17

   Item 4.  Controls and Procedures                                           17

Part II. Other Information                                                    18

   Item 1.  Legal Proceedings                                                 18

   Item 4.  Submission of Matters to a Vote of Security Holders               18

   Item 6.  Exhibits and Reports on Form 8-K                                  18

            Signatures                                                        19

PART I.  FINANCIAL  INFORMATION
  ITEM 1.  FINANCIAL  STATEMENTS

                 FIRST FEDERAL BANKSHARES, INC and SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                      September 30,           June 30,
                                                                           2003                 2003
                                                                      -------------        -------------
Assets
Cash and due from banks                                               $  30,655,622        $  34,006,405
Interest-bearing deposits in other financial institutions                   281,138              280,548
                                                                      -------------        -------------
      Cash and cash equivalents                                          30,936,760           34,286,953
                                                                      -------------        -------------
Securities available-for-sale, at fair value (amortized
      cost of $72,347,098 and $77,392,727, respectively)                 72,803,943           78,526,104
Securities held-to-maturity, at amortized cost
      (fair value of $30,079,626 and $45,659,510, respectively)          29,211,161           44,505,464

Loans receivable                                                        455,317,353          419,882,438
Less: Allowance for loan losses                                           4,908,453            4,615,285
                                                                      -------------        -------------
      Net loans                                                         450,408,900          415,267,153
                                                                      -------------        -------------

Office property and equipment, net                                       13,525,339           13,165,804
Federal Home Loan Bank ("FHLB") stock, at cost                            7,574,200            5,707,300
Accrued interest receivable                                               2,729,752            2,488,460
Deferred tax asset                                                          766,000              514,000
Goodwill (note 5)                                                        18,523,607           18,523,607
Other assets                                                             15,235,915           14,894,532
                                                                      -------------        -------------
     Total assets                                                     $ 641,715,577        $ 627,879,377
                                                                      =============        =============

Liabilities
Deposits                                                              $ 442,852,161        $ 448,944,039
Advances from FHLB and other borrowings                                 122,598,714          102,386,888
Advance payments by borrowers for taxes and insurance                       724,168            1,458,955
Accrued taxes on income                                                     993,629              346,167
Accrued interest payable                                                  1,912,229            1,795,348
Accrued expenses and other liabilities                                    2,847,343            3,286,615
                                                                      -------------        -------------
     Total liabilities                                                  571,928,244          558,218,012
                                                                      -------------        -------------

Stockholders' equity
Common stock, $.01 par value, 12,000,000 shares authorized;
    4,907,357 and 4,896,857 shares issued at
    September 30, 2003 and June 30, 2003, respectively                       49,074               48,969
Additional paid-in capital                                               36,663,177           36,537,133
Retained earnings, substantially restricted                              49,146,977           47,900,781
Treasury stock, at cost, 1,135,766 and 1,088,466 shares at
    September 30, 2003 and June 30, 2003, respectively                  (15,154,539)         (14,264,674)
Accumulated other comprehensive income                                      285,845              710,378
Unearned Employee Stock Ownership Plan ("ESOP") shares                   (1,150,390)          (1,185,700)
Unearned Recognition and Retention Plan ("RRP") shares                      (52,811)             (85,522)
                                                                      -------------        -------------
     Total stockholders' equity                                          69,787,333           69,661,365
                                                                      -------------        -------------
     Total liabilities and stockholders' equity                       $ 641,715,577        $ 627,879,377
                                                                      =============        =============

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                             Three months
                                                                         ended September 30,
                                                                        2003            2002
                                                                    ---------------------------
Interest income:
     Loans receivable                                               $ 6,866,306      $7,748,162
     Investment securities                                            1,090,766       1,734,459
     Other interest-earning assets                                        4,921           4,230
                                                                    ---------------------------
          Total interest income                                       7,961,993       9,486,851
                                                                    ---------------------------

Interest expense:
     Deposits                                                         2,072,981       3,280,926
     Advances from FHLB and other borrowings                          1,281,938       1,310,150
                                                                    ---------------------------
          Total interest expense                                      3,354,919       4,591,076
                                                                    ---------------------------
     Net interest income                                              4,607,074       4,895,775
     Provision for losses on loans                                      525,000         830,000
                                                                    ---------------------------
     Net interest income after provision for losses on loans          4,082,074       4,065,775
                                                                    ---------------------------

Noninterest income:
     Fees and service charges                                         1,392,525       1,170,828
     Gain on sale of loans held for sale                                166,355         156,544
     Gain on sale of real estate owned and held for development              --          22,388
     Net loss on sale of securities                                     (32,264)             --
     Real estate-related activities                                     361,675         327,438
     Other income                                                       459,108         409,878
                                                                    ---------------------------
          Total noninterest income                                    2,347,399       2,087,076
                                                                    ---------------------------

Noninterest expense:
     Compensation and benefits (note 7)                               2,323,059       2,388,760
     Office property and equipment                                      605,263         639,299
     Deposit insurance premiums                                          18,041          20,785
     Data processing expense                                             94,467          74,961
     Advertising                                                        112,245          89,589
     Other expense                                                      951,114       1,161,708
                                                                    ---------------------------
          Total noninterest expense                                   4,104,189       4,375,102
                                                                    ---------------------------

     Earnings before income taxes                                     2,325,284       1,777,749
     Income taxes                                                       787,000         590,000
                                                                    ---------------------------
     Net earnings                                                   $ 1,538,284      $1,187,749
                                                                    ===========================

Earnings per share:
     Basic earnings per share                                       $      0.42      $     0.30
                                                                    ===========================
     Diluted earnings per share                                     $      0.41      $     0.29
                                                                    ===========================

     Dividends declared per share                                   $      0.08      $     0.08
                                                                    ===========================

      See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS
                 OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                                                        Three months ended September 30,
                                                                             2003              2002
                                                                        --------------------------------
Capital Stock
   Beginning of year balance                                             $     48,969      $     48,711
   Stock options exercised                                                        105                73
-------------------------------------------------------------------------------------------------------
End of period balance                                                          49,074            48,784
-------------------------------------------------------------------------------------------------------

Additional paid-in capital
   Beginning of year balance                                               36,537,133        36,247,480
   Stock options exercised                                                     97,020            36,490
   RRP forfeited                                                               (7,000)               --
   Stock appreciation of allocated ESOP shares                                 36,024            12,339
-------------------------------------------------------------------------------------------------------
End of period balance                                                      36,663,177        36,296,309
-------------------------------------------------------------------------------------------------------

Retained earnings, substantially restricted
   Beginning of year balance                                               47,900,781        43,542,299
   Net earnings                                                             1,538,284         1,187,749
   Dividends paid on common stock                                            (292,088)         (322,521)
-------------------------------------------------------------------------------------------------------
End of period balance                                                      49,146,977        44,407,527
-------------------------------------------------------------------------------------------------------

Treasury stock, at cost
   Beginning of year balance                                              (14,264,674)       (7,577,646)
   RRP forfeited                                                              (25,200)               --
   Treasury stock purchased                                                  (864,665)       (1,218,950)
-------------------------------------------------------------------------------------------------------
End of period balance                                                     (15,154,539)       (8,796,596)
-------------------------------------------------------------------------------------------------------

Accumulated other comprehensive income (loss)
   Beginning of year balance                                                  710,378           490,458
   Net change in unrealized gains on securities available-for-sale,
        net of tax expense                                                   (444,763)          285,666
   Less: reclassification adjustment for net realized gains (losses)
        included in net income, net of tax expense                            (20,230)               --
-------------------------------------------------------------------------------------------------------
End of period balance                                                         285,845           776,124
-------------------------------------------------------------------------------------------------------

Unearned ESOP shares
   Beginning of year balance                                               (1,185,700)       (1,330,000)
   ESOP shares allocated                                                       35,310            36,740
-------------------------------------------------------------------------------------------------------
End of period balance                                                      (1,150,390)       (1,293,260)
-------------------------------------------------------------------------------------------------------

Unearned recognition and retention plan shares
   Beginning of year balance                                                  (85,522)         (158,507)
   RRP forfeited                                                               14,981                --
   Amortization of RRP expense                                                 17,730            30,564
-------------------------------------------------------------------------------------------------------
End of period balance                                                         (52,811)         (127,943)
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Total stockholders' equity                                               $ 69,787,333      $ 71,310,945
=======================================================================================================

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS
                       OF COMPREHENSIVE INCOME (Unaudited)

                                                                  Three months ended
                                                                     September 30,
                                                                 2003            2002
                                                             -----------      ----------
Net earnings                                                 $ 1,538,284      $1,187,749
Other comprehensive income (loss):
    Unrealized holding (losses) gains arising during
       the period, net of tax                                   (444,763)        285,666
    Less: reclassification adjustment for net realized
       losses included in net income, net of tax expense         (20,230)             --
                                                             ---------------------------
Other comprehensive income (loss), net of tax                   (424,533)        285,666
                                                             ---------------------------

Comprehensive income                                         $ 1,113,751      $1,473,415
                                                             ===========================

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                       Three months ended September 30,
Cash flows from operating activities:                                                       2003              2002
                                                                                       --------------------------------
Net earnings                                                                            $  1,538,284      $  1,187,749
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Loans originated for sale to investors                                                (14,235,000)      (16,886,013)
   Proceeds from sale of loans originated for sale                                        15,451,300        15,452,632
   Provision for loan losses                                                                 525,000           830,000
   Depreciation and amortization                                                             336,808           505,384
   Net gain on sale of loans                                                                (166,355)         (156,544)
   Net loss on sale of securities available-for-sale                                          32,264                --
   Net gain on sale of real estate owned and held for development                                 --           (22,388)
   Net loan fees deferred                                                                    161,317             8,392
   Amortization of premiums and discounts on loans and securities                            182,430            94,630
   Increase in accrued interest receivable                                                  (241,292)          (10,723)
   Decrease (increase) in other assets                                                       236,038        (2,435,512)
   Increase (decrease) in accrued interest payable                                           116,881           (92,888)
   (Decrease) increase in accrued expenses and other liabilities                            (439,273)           64,545
   Increase in accrued taxes on income                                                       647,462           287,283
                                                                                        ------------------------------
Net cash provided by operating activities                                                  4,145,864        (1,173,453)
                                                                                        ------------------------------

Cash flows from investing activities:
   Proceeds from maturities of securities held-to-maturity                                15,255,008         3,415,362
   Proceeds from sale of securities available-for-sale                                     6,766,712         9,050,000
   Purchase of securities available-for-sale                                              (8,198,971)       (3,508,315)
   Proceeds from maturities of securities available-for-sale                               6,349,607         3,373,064
   (Purchase) redemption of Federal Home Loan Bank Stock                                  (1,866,900)         (669,500)
   Loans purchased                                                                        (6,705,000)       (3,338,000)
   (Increase) decrease in loans receivable                                               (30,440,128)        5,790,814
   Purchase of office property and equipment                                                (610,764)          (92,682)
   Proceeds from sale of foreclosed real estate                                                   --           119,719
   Proceeds from sale of real estate held for development                                         --            27,000
   Net expenditures on real estate held for development                                     (371,154)          (24,441)
                                                                                        ------------------------------
Net cash provided by (used in) investing activities                                      (19,821,590)       14,143,021
                                                                                        ------------------------------

Cash flows from financing activities:
   Decrease in deposits                                                                   (6,091,878)      (18,412,028)
   Proceeds from FHLB advances and other borrowings                                       20,281,697        22,569,000
   Repayment of FHLB advances and other borrowings                                           (69,871)      (14,238,305)
   Net decrease in advances from borrowers for taxes and insurance                          (734,787)         (520,793)
   Issuance of common stock, net                                                              97,125            36,563
   Repurchase of common stock                                                               (864,665)       (1,218,950)
   Cash dividends paid                                                                      (292,088)         (322,521)
                                                                                        ------------------------------
Net cash used in financing activities                                                     12,325,533       (12,107,034)
                                                                                        ------------------------------
Net increase (decrease) in cash and cash equivalents                                      (3,350,193)          862,534
Cash and cash equivalents at beginning of period                                          34,286,953        23,217,221
                                                                                        ------------------------------
Cash and cash equivalents at end of period                                              $ 30,936,760      $ 24,079,755
                                                                                        ==============================

Supplemental disclosures:
  Cash paid for interest                                                                $  3,238,038      $  4,683,964
                                                                                        ==============================
  Cash paid for income taxes                                                                 139,539           302,717
                                                                                        ==============================

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of presentation

The condensed consolidated balance sheet information for June 30, 2003 was derived from the audited Consolidated Balance Sheets of First Federal Bankshares, Inc. (the "Company") at June 30, 2003. The condensed consolidated financial statements as of and for the three months ended September 30, 2003 and 2002 are unaudited.

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

A summary of significant accounting policies followed by the Company is set forth in Note 1 of the Company's 2003 Annual Report to Stockholders and is incorporated herein by reference. The Company's critical accounting policies and their application are periodically reviewed by the Audit Committee and the full Board of Directors.

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

4. Earnings per share

The following information was used in the computation of net earnings per common share on both a basic and diluted basis for the periods presented.

                                                          Three months ended
                                                             September 30,
                                                          2003           2002
                                                       -------------------------
Basic earnings per share computation:
   Net earnings                                        $1,538,284     $1,187,749
   Weighted average common shares
      outstanding                                       3,640,117      4,009,213
                                                       ----------     ----------
      Basic earnings per share                         $     0.42     $     0.30
                                                       ==========     ==========

Diluted earnings per share computation:
   Net earnings                                        $1,538,284     $1,187,749
   Weighted average common
      shares outstanding - basic                        3,640,117      4,009,213
   Incremental option shares using
      treasury stock method                               114,913         87,554
                                                       ----------     ----------
   Weighted average diluted
      shares outstanding                                3,755,030      4,096,767
                                                       ----------     ----------
      Diluted earnings per share                       $     0.41     $     0.29
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

Additionally, during the quarter ended September 30, 2003, management reviewed the assessment performed on adoption of SFAS 142 and determined that no material events or circumstances had occurred since the original valuation which would result in a significantly different conclusion if the valuation were updated for the purpose of determining any potential goodwill impairment. Consequently, the outstanding balance of goodwill has not changed since the adoption of SFAS 142.

The gross carrying amount of intangible assets subject to amortization and the associated accumulated amortization at September 30, 2003, is presented in the table below. Amortization expense for intangible assets was $14,640 and $108,618, respectively, for the three months ended September 30, 2003 and 2002.

                                                   September 30, 2003
                                             ------------------------------
                                               Gross
                                              carrying         accumulated
                                               amount          amortization
                                             ----------        ------------
      Intangible assets:
        Core deposit premium                 $  690,140         $  438,310
        Mortgage servicing rights               700,250            700,250
                                             ----------         ----------
      Total                                  $1,390,390         $1,138,560
                                             ==========         ==========
      Unamortized intangible assets                             $  251,830
                                                                ==========

Projections of amortization expense are based on existing asset balances and the existing interest rate environment as of September 30, 2003. What the Company actually experiences may be significantly different depending upon changes in market interest rates and market conditions. The following table shows the estimated future amortization expense for amortizing intangible assets:

                                  Core deposit
                                  premium
                                  ------------
      Nine months ended
         June 30, 2004              $ 37,734

      Years ended June 30,
           2005                       45,396
           2006                       44,604
           2007                       44,604
           2008                       44,604
           2009                       34,888

6. Dividends

On July 17, 2003 the Company declared a cash dividend on its common stock, payable on August 29, 2003 to stockholders of record as of August 15, 2003, equal to $.08 per share. Dividends totaling $292,088 were paid to stockholders on August 29, 2003.

On October 30, 2003 the Company declared a cash dividend on its common stock, payable on November 28, 2003 to stockholders of record as of November 14, 2003 equal to $.09 per share. The Company expects to pay approximately $329,000 to stockholders on November 28, 2003.

7. Stock Options

At September 30, 2003, the Company had two stock-based employee compensation plans, which are described more fully in Note 11 of the Company's 2003 Annual Report to Stockholders.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for its stock options in the condensed consolidated financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-based Compensation, to stock-based employee compensation.

                                                    Three months ended
                                                       September 30,
                                                  2003               2002
                                             --------------------------------
      Net income, as reported                $   1,538,284      $   1,187,749
      Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method
        for all awards, net of related
        tax effects                                (18,382)           (16,135)
                                             -------------      -------------
       Pro forma net income                  $   1,519,902      $   1,171,614
                                             =============      =============
      Earnings per share:
        Basic - as reported                  $        0.42      $        0.30
        Basic - pro forma                    $        0.42      $        0.29
                                             =============      =============
        Diluted - as reported                $        0.41      $        0.29
        Diluted - pro forma                  $        0.40      $        0.29
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

Financial condition

Total assets increased by $13.8 million, or 2.2%, to $641.7 million at September 30, 2003 from $627.9 million at June 30, 2003. Cash and cash equivalents decreased by $3.4 million, or 9.8%, to $30.9 million at September 30, 2003 from $34.3 million at June 30, 2003. Proceeds from maturities and sales of investment securities totaled $28.4 million for the three months ended September 30, 2003 while purchases of investment securities for the same period totaled $8.2 million. Securities available-for-sale decreased by $5.7 million, or 7.3%, to $72.8 million at September 30, 2003 from $78.5 million at June 30, 2003. Securities held-to-maturity decreased by $15.3 million, or 34.4%, to $29.2 million at September 30, 2003 from $44.5 million at June 30, 2003. The net proceeds of $20.2 million from investment securities activities largely funded an increase in loans receivable. Loans receivable increased by $35.4 million, or 8.4%, to $455.3 million from $419.9 million at June 30, 2003. FHLB Stock increased by $1.9 million, or 32.7%, to $7.6 million at September 30, 2003 from $5.7 million at June 30, 2003 due to FHLB stock purchase requirements related to outstanding advance balances.

Deposits decreased by $6.1 million, or 1.4%, to $442.8 million at September 30, 2003 from $448.9 million at June 30, 2003. The Company is generally not a market rate leader for term deposits. In response to historically low market interest rates, deposit customers have withdrawn funds from matured time deposits and transferred those funds to more liquid accounts. The Company offers premium rates to customers with multiple relationships in order to retain existing deposits and attract new customers. During the three months ended September 30, 2003, the Company partially funded the increase in loans receivable by offering a premium-rate certificate of deposit that attracted or retained $12.4 million in deposits. Offsetting the decrease in the balance of deposits was an increase in FHLB advances as the Company took down fixed-rate fixed-term advances at generally lower rates than comparable-term retail certificates of deposit. FHLB advances and other borrowings increased by $20.2 million, or 19.7%, to $122.6 million at September 30, 2003 from $102.4 million at June 30, 2003.

Total stockholders' equity was $69.8 million and $69.7 million, respectively, at September 30, 2003 and June 30, 2003. The Company purchased 44,500 shares of its common stock during the three months ended September 30, 2003 at a cost of $865,000. A new repurchase program was announced in August 2003, pursuant to which the Company expects to acquire up to 377,000 additional shares of its common stock, subject to market conditions and other factors. The Company's management believes that the Company's common stock is an attractive value at current trading prices and that stock repurchases are an appropriate deployment of a portion of the Company's capital that enhances shareholder value. With capital levels in excess of regulatory requirements, as demonstrated in the capital table included later in this report, and an average liquidity position of $122.3 million for the quarter ended September 30, 2003, the Company believes it can implement these repurchase programs without adversely affecting its capital or liquidity positions or its ability to pay future dividends. In addition, stock repurchase programs may reduce price volatility and enhance the liquidity of the Company's common stock, which is generally advantageous for shareholders.

Earnings totaled $1.5 million for the first three months of the fiscal year. Excluding dividends on unallocated Employee Stock Ownership Plan ("ESOP") shares, dividends declared during the three months ended September 30, 2003 totaled $292,088.

Asset quality

Management believes that asset quality is generally strong. Non-performing assets totaled $5.9 million at September 30, 2003 and $5.1 million at June 30, 2003. The September 30, 2003 balance was 0.91% of total assets, as compared to 0.81% of total assets at June 30, 2003.

The increase in non-performing assets was primarily due to an increase in the balance of non-performing loans. Non-performing loans increased to $5.2 million at September 30, 2003 from $4.7 million at June 30, 2003, representing 1.15% and 1.13%, respectively, of total loans at those dates.

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

(a) Summary of the allowance for loan losses

                                                      Three months ended
                                                         September 30,
                                                    2003                2002
                                                -------------------------------

Balance at beginning of period                  $ 4,615,285         $ 4,583,897
Provision for losses                                525,000             830,000
Charge-offs                                        (253,534)           (967,234)
Recoveries                                           21,702              56,830
                                                -----------         -----------
Balance at end of period                        $ 4,908,453         $ 4,503,493
                                                ===========         ===========

(b) Non-performing assets

                                                  September 30, 2003      June 30, 2003
                                                  ------------------      -------------
                                                           (Dollars in thousands)
Loans accounted for on a non-accrual basis:
  One-to-four family                                     $  890              $  335
  Multi-family residential                                2,132               2,426
  Commercial real estate                                    544                 628
  Commercial business                                       156                  --
  Consumer                                                  331                 302
                                                         ------              ------
    Total                                                $4,053              $3,691
                                                         ------              ------
Loans 90 days past due and still accruing (1):
  One-to-four family                                     $1,178              $  997
  Multi-family residential                                   --                  --
  Commercial real estate                                     --                  --
  Commercial business                                        --                  --
  Consumer                                                    7                  --
                                                         ------              ------
    Total                                                $1,185              $  997
                                                         ------              ------
    Total non-performing loans                           $5,238              $4,688
                                                         ------              ------
Other non-performing assets (2)                          $  629              $  412
                                                         ------              ------
    Total non-performing assets                          $5,867              $5,100
                                                         ======              ======
Restructured loans not included in other
  non-performing categories above (3)                    $3,762              $3,005
                                                         ======              ======

Non-performing loans as a % of total loans                 1.15%               1.13%
Non-performing loans as a % of total assets                0.82%               0.75%
Non-performing assets as a % of total assets               0.91%               0.81%

--------------------------------------------------------------------------------
(1) Delinquent FHA/VA guaranteed loans and delinquent loans with past due interest that, in the opinion of management, is collectible, are not placed on non- accrual.

(2) Represents the net book value of real property acquired through foreclosure or deed in lieu of foreclosure and the net book value of repossessed automobiles, boats and trailers. Other non-performing assets are carried at the lower of cost or fair market value less estimated disposal costs.

(3) Restructured loans have had amounts added to the principal balance and/or the terms of the debt modified. Modification terms include payment extensions, interest only payments and longer amortization periods, among other possible concessions that would not normally be considered.

Capital

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of September 30, 2003 the Bank was in compliance with all regulatory capital requirements. Capital levels in excess of regulatory requirements enabled the Bank to pay dividends to the Company in order to fund common stock repurchases. The Bank's required, actual and excess capital levels as of September 30, 2003 were as follows:

                                                         Excess of
                                                         Actual Over
                     Required    % of    Actual   % of   Regulatory
                      Amount    Assets   Amount  Assets  Requirement
                      ------    ------   ------  ------  -----------
                                 (Dollars in thousands)
Tangible Capital     $ 9,308     1.5%   $46,471   7.49%    $37,163
Core Capital          18,616     3.0%    46,471   7.49%     27,855
Risk-based Capital    34,031     8.0%    51,379  12.08%     17,348

Liquidity

The Company is required by OTS regulation to maintain sufficient liquidity to assure its safe and sound operation. Liquid assets include cash, certain time deposits, banker's acceptances and specified United States government, state or federal agency obligations. For the quarter ended September 30, 2003 the Company's average liquidity position was $122.3 million, which enabled the Company to deploy a portion of that liquidity for stock repurchases. The Company adjusts its liquid assets in order to meet funding needs for deposit outflows, payment of real estate taxes from escrowed funds, when applicable, and loan commitments. The Company also adjusts liquidity as appropriate to meet its asset/liability objectives.

Effect of new accounting standards

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 establishes accounting guidance for consolidation by business enterprises of variable interest entities ("VIE") that function to support the activities of the primary beneficiary. Prior to the implementation of FIN 46, VIE were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. For existing VIE, the implementation date of FIN 46 is the first fiscal year or interim period beginning after June 15, 2003. The Company's adoption of FIN 46 in connection with its consolidated financial statements beginning July 1, 2003 was not material as the Company does not presently have any VIE.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, ("SFAS 149"). SFAS 149 amends Statement 133 for certain items. The Company adopted SFAS 149 on July 1, 2003 and such adoption did not have a material effect on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). The Company adopted SFAS 150 on July 1, 2003 and such adoption did not have a material effect on its financial position or results of operations.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED September 30, 2003 and 2002

General. Net earnings for the three months ended September 30, 2003 increased by $351,000, or 29.5%, to $1.5 million, or $0.41 per diluted share, from $1.2 million, or $0.29 per diluted share, for the three months ended September 30, 2002.

Interest Income. Interest income decreased by $1.5 million, or 16.1%, to $8.0 million for the three months ended September 30, 2003 from $9.5 million for the three months ended September 30, 2002, primarily due to a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased by 87 basis points to 5.71% for the three months ended September 30, 2003 from 6.58% for the three months ended September 30, 2002, due to changes in the mix of interest-earning assets and lower yields on all categories of interest-earning assets in the continued low market interest rate environment. In addition, the average balance of interest-earning assets decreased by $18.6 million, or 3.2%, to $558.2 million for the three months ended September 30, 2003 from $576.8 million for the three months ended September 30, 2002.

Interest income on loans receivable decreased by $882,000, or 11.4%, to $6.9 million for the three months ended September 30, 2003 from $7.7 million for the three months ended September 30, 2002. The decrease in interest income on loans was primarily due to a decrease in the average yield on loans. The average yield on loans receivable decreased by 105 basis points to 6.35% for the three months ended September 30, 2003 from 7.40% for the three months ended September 30, 2002. The decrease in the average yield on loans was due to refinancing activity and to interest rate reductions for adjustable-rate loans in the generally lower market interest rate environment during the current year period. Partially offsetting the decrease in interest income due to lower yields was an increase in the average balance of loans receivable. The average balance of loans receivable increased by $13.6 million, or 3.3%, to $432.7 million for the three months ended September 30, 2003 from $419.1 million for the three months ended September 30, 2002.

Interest income on investment securities decreased by $644,000, or 37.1%, to $1.1 million for the three months ended September 30, 2003 from $1.7 million for the three months ended September 30, 2002. The average yield on investment securities decreased by 86 basis points to 3.57% for the three months ended September 30, 2003 from 4.43% for the three months ended September 30, 2002 in the generally lower market interest rate environment. In addition, the average balance of investment securities decreased by $34.5 million, or 22.0% to $122.3 million for the three months ended September 30, 2003 from $156.8 million for the three months ended September 30, 2002.

Interest Expense. Interest expense decreased by $1.2 million, or 36.8%, to $3.4 million for the three months ended September 30, 2003 from $4.6 million for the three months ended September 30, 2002 primarily due to a decrease in interest on deposits. Interest on deposits decreased by $1.2 million, or 36.8%, to $2.1 million for the three months ended September 30, 2003 from $3.3 million for the three months ended September 30, 2002. The average cost of deposits decreased by 98 basis points to 2.02% for the three months ended September 30, 2003 from 3.00% for the three months ended September 30, 2002. The decrease in the average cost of deposits was due to changes in the mix of deposit types and to the generally lower market interest rate environment during the three months ended September 30, 2003. Also contributing to the decrease in interest on deposits was a decrease in the average balance of deposits. The average balance of deposits decreased by $27.7 million, or 6.3%, to $409.7 million for the three months ended September 30, 2003 from $437.4 million for the three months ended September 30, 2002. In addition, the Company lowered rates on deposit products and increased its use of wholesale funding from the FHLB with generally lower interest costs than term deposits.

Interest on FHLB advances and other borrowings totaled $1.3 million for each of the three month periods ended September 30, 2003 and 2002. The average cost of borrowings decreased by 82 basis points to 4.12% for the three months ended September 30, 2003 from 4.94% for the three months ended September 30, 2002. Offsetting the decrease in the average cost of borrowings was an increase in the average balance of borrowings. The average balance of borrowings increased by $18.3 million, or 17.3%, to $124.3 million for the three months ended September 30, 2003 from $106.0 million for the three months ended September 30, 2002.

Net Interest Income. The decrease in interest income was largely offset by the decrease in interest expense. Net interest income before provision for losses on loans decreased by $289,000, or 5.9%, to $4.6 million for the three months ended September 30, 2003 from $4.9 million for the three months ended September 30, 2002. The Company's net yield on interest-earning assets decreased to 3.30% for the three months ended September 30, 2003 from 3.40% for the three months ended September 30, 2002.

Provision for Losses on Loans. Provision for losses on loans totaled $525,000 for the three months ended September 30, 2003 and $830,000 for the three months ended September 30, 2002. During the three months ended September 30, 2003 and 2002 the Company recorded net charge-offs totaling $254,000 and $967,000, respectively. For more information on asset quality see "Asset Quality" in Management's Discussion and Analysis of Financial Condition.

Noninterest Income. Noninterest income increased by $260,000, or 12.5%, to $2.3 million for the three months ended September 30, 2003 from $2.1 million for the three months ended September 30, 2002. The increase in noninterest income was largely due to increases in fees and service charges. Income from fees and service charges increased by $222,000, or 18.9%, to $1.4 million for the three months ended September 30, 2003 from $1.2 million for the three months ended September 30, 2002. The increase in fees and service charges was largely due to an increase in overdraft fees related to increases in overdraft activity during the three months ended September 30, 2003. During the three months ended September 30, 2003 the Company recorded a loss on the sale of investment securities totaling $32,000. No losses on the sale of securities were recorded for the three months ended September 30, 2002. Income from real estate-related activities of the Company's subsidiaries increased by $34,000, or 10.5%, to $361,000 for the three months ended September 30, 2003 from $327,000 for the three months ended September 30, 2002 due to continued strong mortgage origination and refinancing activity.

Noninterest expense. Noninterest expense decreased by $271,000, or 6.2%, to $4.1 million for the three months ended September 30, 2003 from $4.4 million, for the three months ended September 30, 2002. Compensation and benefits expense decreased by $66,000, or 2.8% to $2.3 million for the three months ended September 30, 2003 from $2.4 million for the three months ended September 30, 2002. The decrease in compensation and benefits expense was largely due to a decrease in incentives and commissions for the three months ended September 30, 2003 when compared to the three months ended September 30, 2002. The decrease in noninterest expense was also due to a decrease of $211,000, or 18.1%, in other expense. The decrease in other expense was partly due to the completion of the amortization of mortgage servicing rights in the prior fiscal year ended June 30, 2003. Amortization of mortgage servicing rights for the three months ended September 30, 2002 totaled $90,000. In addition, losses on the disposal of repossessed autos and recreational vehicles decreased by $60,000 for the three months ended September 30, 2003 when compared to the three months ended September 30, 2002. Data processing expense and advertising expense increased by $20,000 and $23,000, respectively, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, partly offsetting the decreases in other noninterest expense categories.

Net earnings and income tax expense. Net earnings before income taxes increased by $548,000, or 30.8%, to $2.3 million for the three months ended September 30, 2003 from $1.8 million for the three months ended September 30, 2002. Income tax expense totaled $787,000, or an effective tax rate of 33.8%, and $590,000, or an effective tax rate of 33.2%, respectively, for the three months ended September 30, 2003 and 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company's market risk is primarily comprised of interest rate risk resulting from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates might adversely affect the Company's net interest income or the economic value of its portfolio of assets, liabilities and off-balance-sheet contracts. Management continually develops and applies strategies to mitigate this risk. The Company primarily relies on the OTS Net Portfolio Value Model (the "Model") to measure its susceptibility to interest rate changes. For various assumed hypothetical changes in market interest rates, the Model estimates the current economic value of each type of asset, liability and off-balance-sheet contract. The present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts results in a net portfolio value ("NPV") estimate. An analysis of the changes in NPV in the event of hypothetical changes in interest rates is presented in the Form 10-K filed by the Company for the fiscal year ended June 30, 2003. Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company's 2003 Form 10-K Annual Report as of June 30, 2003 or that the Company's primary market risk exposures and how those exposures were managed during the three months ended September 30, 2003 changed significantly when compared to June 30, 2003. The Company's NPV ratio after a 200 basis point rate-shock was 6.79% and 7.62%, respectively, at June 30, 2003 and March 31, 2003 as measured by the OTS Model.



ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e)under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting in connection with the quarterly evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

      There are various claims and lawsuits in which the Registrant is periodically involved incidental to the Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 4.Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the period covered by this report.

Item 6.Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 10.1   First Federal Bankshares, Inc. Amended and Restated
                          1999 Stock Option Plan

      Exhibit 10.2   First Federal Bankshares, Inc. Amended and Restated
                          1999 Recognition and Retention Plan

      Exhibit 31.1   Certification of Chief Executive Officer
                          Pursuant to Section 302

      Exhibit 31.2   Certification of Chief Financial Officer
                          Pursuant to Section 302

      Exhibit 32     Statement Pursuant to Section 906

(b)   Reports on Form 8-K

A report on Form 8-K was filed on July 28, 2003. The event reported was the Company's announcement of quarterly results for the period ended June 30, 2003, a dividend declaration and the date and time of the Company's 2003 Annual Meeting of Stockholders' in a press release dated July 25, 2003.

A report on Form 8-K was filed on August 22, 2003. The event reported was the Company's announcement of the commencement of a share repurchase program in a press release dated August 21, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                        FIRST FEDERAL BANKSHARES, INC.


      DATE: November 13, 2003           BY: /s/ Barry E. Backhaus
                                            -----------------------------
                                            Barry E. Backhaus
                                            President and
                                            Chief Executive Officer


      DATE: November 13, 2003           BY: /s/ Colin D. Anderson
                                            -----------------------------
                                            Colin D. Anderson
                                            Senior Vice President and
                                            Chief Financial Officer