Form 10-Q
period 2003-12-31
FIRST FEDERAL BANKSHARES INC
filed 2004-02-13
CIK 1075348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[Mark One]

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2003

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

--------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is an accelerated filer. Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at February 11, 2004
              -----                          --------------------------------

  (Common Stock, $.01 par value)                        3,781,900

                         FIRST FEDERAL BANKSHARES, INC.

                                      INDEX

                                                                            Page
Part I.     Financial Information

   Item 1.  Financial Statements of First Federal
            Bankshares, Inc. and Subsidiaries (Unaudited)                      1

            Condensed Consolidated Balance Sheets
            at December 31, 2003 and June 30, 2003                             1

            Condensed Consolidated Statements of Operations
            for the three- and six-month periods ended
            December 31, 2003 and 2002                                         2

            Condensed Consolidated Statements of Changes in
            Stockholders' Equity for the six-month periods
            ended December 31, 2003 and 2002                                   3

            Condensed Consolidated Statements of Comprehensive
            Income for the three- and six-month periods ended
            December 31, 2003 and 2002                                         4

            Condensed Consolidated Statements of Cash Flows
            for the six-month periods ended
            December 31, 2003 and 2002                                         5

            Notes to Condensed Consolidated Financial Statements               6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     10

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                                       21

   Item 4.  Controls and Procedures                                           21

Part II.    Other Information                                                 22

   Item 1.  Legal Proceedings                                                 22

   Item 4.  Submission of Matters to a Vote of Security Holders               22

   Item 6.  Exhibits and Reports on Form 8-K                                  23

            Signatures                                                        24

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 FIRST FEDERAL BANKSHARES, INC and SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                        December 31,            June 30,
                                                                            2003                  2003
                                                                       -------------         -------------
Assets
Cash and due from banks                                                $  24,215,752         $  34,006,405
Interest-bearing deposits in other financial institutions                    281,721               280,548
                                                                       -------------         -------------
      Cash and cash equivalents                                           24,497,473            34,286,953
                                                                       -------------         -------------
Securities available-for-sale, at fair value (amortized
      cost of $61,662,126 and $77,392,727, respectively)                  62,046,131            78,526,104
Securities held-to-maturity, at amortized cost
      (fair value of $28,104,921 and $45,659,510, respectively)           27,044,521            44,505,464

Loans receivable                                                         464,543,232           419,882,438
Less: Allowance for loan losses                                            4,862,531             4,615,285
                                                                       -------------         -------------
      Net loans                                                          459,680,701           415,267,153
                                                                       -------------         -------------

Office property and equipment, net                                        13,575,882            13,165,804
Federal Home Loan Bank ("FHLB") stock, at cost                             6,402,100             5,707,300
Accrued interest receivable                                                2,533,430             2,488,460
Deferred tax asset                                                           793,000               514,000
Goodwill (note 5)                                                         18,523,607            18,523,607
Other assets                                                              19,547,983            14,894,532
                                                                       -------------         -------------
     Total assets                                                      $ 634,644,828         $ 627,879,377
                                                                       =============         =============

Liabilities
Deposits                                                               $ 440,223,470         $ 448,944,039
Advances from FHLB and other borrowings                                  118,149,860           102,386,888
Advance payments by borrowers for taxes and insurance                      1,295,120             1,458,955
Accrued taxes on income                                                           --               346,167
Accrued interest payable                                                   1,345,743             1,795,348
Accrued expenses and other liabilities                                     2,895,447             3,286,615
                                                                       -------------         -------------
     Total liabilities                                                   563,909,640           558,218,012
                                                                       -------------         -------------

Stockholders' equity
Common stock, $.01 par value, 12,000,000 shares authorized;
    4,919,257 and 4,896,857 shares issued at
    December 31, 2003 and June 30, 2003, respectively                         49,193                48,969
Additional paid-in capital                                                36,819,436            36,537,133
Retained earnings, substantially restricted                               50,232,784            47,900,781
Treasury stock, at cost, 1,148,990 and 1,088,466 shares at
    December 31, 2003 and June 30, 2003, respectively                    (15,449,468)          (14,264,674)
Accumulated other comprehensive income                                       240,005               710,378
Unearned Employee Stock Ownership Plan ("ESOP") shares                    (1,115,440)           (1,185,700)
Unearned Recognition and Retention Plan ("RRP") shares                       (41,322)              (85,522)
                                                                       -------------         -------------
     Total stockholders' equity                                           70,735,188            69,661,365
                                                                       -------------         -------------
     Total liabilities and stockholders' equity                        $ 634,644,828         $ 627,879,377
                                                                       =============         =============

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                         Three months                         Six months
                                                                      ended December 31,                  ended December 31,
                                                                     2003             2002              2003              2002
                                                                 ----------------------------------------------------------------
Interest income:
    Loans receivable                                             $ 6,758,534       $7,639,266      $ 13,624,840       $15,387,428
    Investment securities                                            999,894        1,499,541         2,090,660         3,234,000
    Other interest-earning assets                                      5,726            6,718            10,647            10,948
                                                                 ----------------------------------------------------------------
         Total interest income                                     7,764,154        9,145,525        15,726,147        18,632,376
                                                                 ----------------------------------------------------------------

Interest expense:
    Deposits                                                       1,963,800        2,907,029         4,036,781         6,187,955
    Advances from FHLB and other borrowings                        1,263,305        1,274,356         2,545,243         2,584,506
                                                                 ----------------------------------------------------------------
         Total interest expense                                    3,227,105        4,181,385         6,582,024         8,772,461
                                                                 ----------------------------------------------------------------
    Net interest income                                            4,537,049        4,964,140         9,144,123         9,859,915
    Provision for losses on loans                                    100,000          400,000           625,000         1,230,000
                                                                 ----------------------------------------------------------------
    Net interest income after provision for losses on loans        4,437,049        4,564,140         8,519,123         8,629,915
                                                                 ----------------------------------------------------------------

Noninterest income:
    Fees and service charges                                       1,250,180        1,369,608         2,642,705         2,540,436
    Gain on sale of loans held for sale                               87,544          167,006           253,899           323,550
    (Loss) gain on sale of real estate owned and
         held for development                                        (18,744)          25,852           (18,744)           48,240
    Net (loss) gain on sale of securities                            (32,533)          37,500           (64,797)           37,500
    Net gain on sale of office property and equipment                 34,324              969            33,418               969
    Real estate-related activities                                   326,989          395,577           688,664           723,015
    Other income                                                     403,014          468,062           863,028           877,940
                                                                 ----------------------------------------------------------------
         Total noninterest income                                  2,050,774        2,464,574         4,398,173         4,551,650
                                                                 ----------------------------------------------------------------

Noninterest expense:
    Compensation and benefits (note 7)                             2,571,997        2,564,390         4,895,056         4,953,150
    Office property and equipment                                    629,818          658,374         1,235,081         1,297,673
    Data processing expense                                          102,920           79,157           197,387           154,118
    Advertising                                                       87,757          146,631           200,002           236,220
    Other expense                                                  1,008,356        1,240,406         1,977,511         2,422,899
                                                                 ----------------------------------------------------------------
         Total noninterest expense                                 4,400,848        4,688,958         8,505,037         9,064,060
                                                                 ----------------------------------------------------------------

    Earnings before income taxes                                   2,086,975        2,339,756         4,412,259         4,117,505
    Income taxes                                                     673,000          803,000         1,460,000         1,393,000
                                                                 ----------------------------------------------------------------
    Net earnings                                                 $ 1,413,975       $1,536,756      $  2,952,259       $ 2,724,505
                                                                 ================================================================

Earnings per share:
    Basic earnings per share                                     $      0.39       $     0.39      $       0.81       $      0.68
                                                                 ================================================================
    Diluted earnings per share                                   $      0.38       $     0.38      $       0.79       $      0.67
                                                                 ================================================================

    Dividends declared per share                                 $      0.09       $     0.08      $       0.17       $      0.16
                                                                 ================================================================

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS
                 OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                                                               Six months ended December 31,
                                                                                2003                 2002
                                                                            ---------------------------------
Capital Stock
   Beginning of year balance                                                $     48,969         $     48,711
   Stock options exercised                                                           224                  171
-------------------------------------------------------------------------------------------------------------
End of period balance                                                             49,193               48,882
-------------------------------------------------------------------------------------------------------------

Additional paid-in capital
   Beginning of year balance                                                  36,537,133           36,247,480
   Stock options exercised                                                       207,207              127,042
   RRP (forfeited) awarded, net                                                   (7,000)               9,050
   Stock appreciation of allocated ESOP shares                                    82,096               28,136
-------------------------------------------------------------------------------------------------------------
End of period balance                                                         36,819,436           36,411,708
-------------------------------------------------------------------------------------------------------------

Retained earnings, substantially restricted
   Beginning of year balance                                                  47,900,781           43,542,299
   Net earnings                                                                2,952,259            2,724,505
   Dividends paid on common stock                                               (620,256)            (640,784)
-------------------------------------------------------------------------------------------------------------
End of period balance                                                         50,232,784           45,626,020
-------------------------------------------------------------------------------------------------------------

Treasury stock, at cost
   Beginning of year balance                                                 (14,264,674)          (7,577,646)
   RRP (forfeited) awarded, net                                                  (25,200)              (1,800)
   Treasury stock purchased                                                   (1,159,594)          (2,700,153)
-------------------------------------------------------------------------------------------------------------
End of period balance                                                        (15,449,468)         (10,279,599)
-------------------------------------------------------------------------------------------------------------

Accumulated other comprehensive income
   Beginning of year balance                                                     710,378              490,458
   Net change in unrealized gains on securities available-for-sale,
        net of tax expense                                                      (511,001)             251,828
   Less: reclassification adjustment for net realized (losses) gains
         included in net income, net of tax expense                              (40,628)              23,513
-------------------------------------------------------------------------------------------------------------
End of period balance                                                            240,005              718,773
-------------------------------------------------------------------------------------------------------------

Unearned ESOP shares
   Beginning of year balance                                                  (1,185,700)          (1,330,000)
   ESOP shares allocated                                                          70,260               73,120
-------------------------------------------------------------------------------------------------------------
End of period balance                                                         (1,115,440)          (1,256,880)
-------------------------------------------------------------------------------------------------------------

Unearned recognition and retention plan shares
   Beginning of year balance                                                     (85,522)            (158,507)
   RRP forfeited (awarded), net                                                   14,981                2,350
   Amortization of RRP expense                                                    29,219               33,072
-------------------------------------------------------------------------------------------------------------
End of period balance                                                            (41,322)            (123,085)
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                  $ 70,735,188         $ 71,145,819
=============================================================================================================

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS
                       OF COMPREHENSIVE INCOME (Unaudited)

                                                                        Three Months Ended              Six months ended
                                                                            December 31,                   December 31,
                                                                        2003            2002            2003           2002
                                                                        ----            ----            ----           ----
Net earnings                                                        $ 1,413,975     $ 1,536,756     $ 2,952,259     $2,724,505
Other comprehensive income (loss):
    Unrealized holding (losses) gains arising during
          the period, net of tax                                        (66,238)        (33,838)       (511,001)       251,828
    Less: reclassification adjustment for net realized
        (losses) gains included in net income, net of tax expense       (20,398)         23,513         (40,628)        23,513
                                                                    ----------------------------------------------------------
Other comprehensive (loss) income, net of tax                           (45,840)        (57,351)       (470,373)       228,315
                                                                    ----------------------------------------------------------

Comprehensive income                                                $ 1,368,135     $ 1,479,405     $ 2,481,886     $2,952,820
                                                                    ==========================================================

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                          Six months ended December 31,
Cash flows from operating activities:                                                        2003               2002
                                                                                         -------------------------------
Net earnings                                                                             $  2,952,259       $  2,724,505
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Loans originated for sale to investors                                                 (22,484,000)       (32,303,013)
   Proceeds from sale of loans originated for sale                                         24,309,704         30,869,632
   Provision for loan losses                                                                  625,000          1,230,000
   Depreciation and amortization                                                              693,891            991,199
   Net gain on sale of loans                                                                 (253,899)          (323,550)
   Net loss (gain) on sale of securities available-for-sale                                    64,797            (37,500)
   Net loss (gain) on sale of real estate owned and held for development                       18,744            (48,240)
   Net gain on sale of office property and equipment                                          (33,418)              (969)
   Net loan fees deferred                                                                      94,134            125,588
   Amortization of premiums and discounts on loans and securities                             152,930            108,729
   (Increase) decrease in accrued interest receivable                                         (44,970)           115,612
   Increase in other assets                                                                  (925,902)        (2,115,309)
   Decrease in accrued interest payable                                                      (449,605)        (1,473,053)
   (Decrease) increase in accrued expenses and other liabilities                             (391,169)           155,271
   (Decrease) increase in accrued taxes on income                                            (418,541)           210,253
                                                                                         -------------------------------
Net cash provided by operating activities                                                   3,909,955            229,155
                                                                                         -------------------------------

Cash flows from investing activities:
   Proceeds from maturities of securities held-to-maturity                                 17,405,243          7,771,241
   Proceeds from sale of securities available-for-sale                                     13,585,515         15,067,500
   Purchase of securities available-for-sale                                               (8,209,971)        (7,105,092)
   Proceeds from maturities of securities available-for-sale                               10,076,146          6,796,293
   Purchase of bank owned life insurance                                                   (2,555,755)                --
   Purchase of Federal Home Loan Bank Stock                                                  (694,800)          (669,500)
   Loans purchased                                                                        (20,029,000)        (6,683,000)
   (Increase) decrease in loans receivable                                                (26,844,554)         6,840,827
   Purchase of office property and equipment                                                 (906,195)          (242,113)
   Proceeds from sale of foreclosed real estate                                                41,526            178,726
   Proceeds from sale of real estate held for development                                          --             54,298
   Net expenditures on real estate held for development                                      (873,739)           (75,516)
                                                                                         -------------------------------
Net cash (used in) provided by investing activities                                       (19,005,584)        21,933,664
                                                                                         -------------------------------

Cash flows from financing activities:
   Decrease in deposits                                                                    (8,720,569)       (21,143,148)
   Proceeds from FHLB advances and other borrowings                                        25,149,860         32,437,000
   Repayment of FHLB advances and other borrowings                                         (9,386,888)       (20,057,484)
   Net decrease in advances from borrowers for taxes and insurance                           (163,835)          (297,962)
   Issuance of common stock, net                                                              207,431            127,213
   Repurchase of common stock                                                              (1,159,594)        (2,700,153)
   Cash dividends paid                                                                       (620,256)          (640,784)
                                                                                         -------------------------------
Net cash provided by (used in) financing activities                                         5,306,149        (12,275,318)
                                                                                         -------------------------------
Net (decrease) increase in cash and cash equivalents                                       (9,789,480)         9,887,501
Cash and cash equivalents at beginning of period                                           34,286,953         23,217,221
                                                                                         -------------------------------
Cash and cash equivalents at end of period                                               $ 24,497,473       $ 33,104,722
                                                                                         ===============================

Supplemental disclosures:
  Cash paid for interest                                                                 $  7,031,629       $ 10,245,514
                                                                                         ===============================
  Cash paid for income taxes                                                             $  1,878,539       $  1,183,717
                                                                                         ===============================

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of presentation

The condensed consolidated balance sheet information for June 30, 2003 was derived from the audited Consolidated Balance Sheets of First Federal Bankshares, Inc. (the "Company") at June 30, 2003. The condensed consolidated financial statements as of and for the three months and six months ended December 31, 2003 and 2002 are unaudited.

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

3. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4. Earnings per share

The following information was used in the computation of net earnings per common share on both a basic and diluted basis for the periods presented.

                                                 Three months ended              Six months ended
                                                    December 31,                   December 31,
                                                2003            2002            2003            2002
                                             ----------      ----------      ----------      ----------
Basic earnings per share computation:

 Net earnings                                $1,413,975      $1,536,756      $2,952,259      $2,724,505
 Weighted average common shares
    outstanding                               3,637,478       3,946,926       3,638,798       3,978,070
                                             ----------      ----------      ----------      ----------
    Basic earnings per share                 $     0.39      $     0.39      $     0.81      $     0.68
                                             ==========      ==========      ==========      ==========

Diluted earnings per share computation:
 Net earnings                                $1,413,975      $1,536,756      $2,952,259      $2,724,505
 Weighted average common
    shares outstanding - basic                3,637,478       3,946,926       3,638,798       3,978,070
 Incremental option shares using
    treasury stock method                       116,069          82,382         115,491          84,968
                                             ----------      ----------      ----------      ----------
 Weighted average diluted
    shares outstanding                        3,753,547       4,029,308       3,754,289       4,063,038
                                             ----------      ----------      ----------      ----------
    Diluted earnings per share               $     0.38      $     0.38      $     0.79      $     0.67
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

The gross carrying amount of intangible assets subject to amortization and the associated accumulated amortization at December 31, 2003, is presented in the table below. Amortization expense for intangible assets was $14,640 and $108,621, respectively, for the three months ended December 31, 2003 and 2002 and $29,280 and $217,240, respectively, for the six months ended December 31, 2003 and 2002.

                                                    December 31, 2003
                                                    -----------------
                                                 Gross
                                                carrying       accumulated
                                                 amount        amortization
                                               ----------      ------------
      Intangible assets:
        Core deposit premium                   $  690,140       $  452,950
        Mortgage servicing rights                 700,250          700,250
                                               ----------       ----------
      Total                                    $1,390,390       $1,153,200
                                               ==========       ==========
      Unamortized intangible assets                             $  237,190
                                                                ==========

Projections of amortization expense are based on existing asset balances and the existing interest rate environment as of December 31, 2003. What the Company actually experiences may be significantly different depending upon changes in market interest rates and market conditions. The following table shows the estimated future amortization expense for amortizing intangible assets:

                                  Core deposit
                                    premium
                                    -------
     Six months ended
        June 30, 2004              $ 23,094

     Years ended June 30,
          2005                       45,396
          2006                       44,604
          2007                       44,604
          2008                       44,604
          2009                       34,888

6. Dividends

On October 30, 2003 the Company declared a cash dividend on its common stock, payable on November 28, 2003 to stockholders of record as of November 14, 2003, equal to $0.09 per share. Dividends totaling $328,168 were paid to stockholders on November 28, 2003.

On January 15, 2004 the Company declared a cash dividend on its common stock, payable on February 27, 2004 to stockholders of record as of February 13, 2004 equal to $0.09 per share. The Company expects to pay approximately $340,400 to stockholders on February 27, 2004.

7. Stock Options

At December 31, 2003, the Company had two stock-based employee compensation plans, which are described more fully in Note 11 of the Company's 2003 Annual Report to Stockholders.

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

                                                 Three months ended                       Six months ended
                                                     December 31,                            December 31,
                                                2003                2002                2003                2002
                                           ---------------------------------       ---------------------------------
      Net income, as reported              $   1,413,975       $   1,536,756       $   2,952,259       $   2,724,505
      Deduct: Total stock-based
        employee compensation expense
        determined under fair value
        based method for all awards,
        net of related tax effects               (18,697)            (17,439)            (37,080)            (33,575)
                                           -------------       -------------       -------------       -------------
      Pro forma net income                 $   1,395,278       $   1,519,317       $   2,915,179       $   2,690,930
                                           =============       =============       =============       =============
      Earnings per share:
        Basic - as reported                $        0.39       $        0.39       $        0.81       $        0.68
        Basic - pro forma                  $        0.38       $        0.38       $        0.80       $        0.68
                                           =============       =============       =============       =============
        Diluted - as reported              $        0.38       $        0.38       $        0.79       $        0.67
        Diluted - pro forma                $        0.37       $        0.38       $        0.78       $        0.66
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

8. Effect of New Accounting Standards

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

In December 2003, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value with no allowance for loan losses, or other valuation allowance, permitted at the time of acquisition. The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan. If contractually required payments for principal and interest are less than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. The SOP is effective for the Company's fiscal year beginning July 1, 2005. No significant impact is expected on the consolidated financial statements at the time of adoption.

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

Financial condition

Total assets increased by $6.7 million, or 1.1%, to $634.6 million at December 31, 2003 from $627.9 million at June 30, 2003. Cash and cash equivalents decreased by $9.8 million, or 28.6%, to $24.5 million at December 31, 2003 from $34.3 million at June 30, 2003. The decrease in cash and cash equivalents was largely due to a reduction in the level of compensating balances required at correspondent banks as certain processing fees were shifted to a hard dollar charge basis in the current fiscal year period. Proceeds from maturities and sales of investment securities totaled $41.1 million for the six months ended December 31, 2003 while purchases of investment securities for the same period totaled $8.2 million. The net proceeds of $32.9 million from investment securities activities partially funded an increase in loans receivable. Loans receivable increased by $44.6 million, or 10.6%, to $464.5 million from $419.9 million at June 30, 2003. FHLB Stock increased by $695,000, or 12.2%, to $6.4 million at December 31, 2003 from $5.7 million at June 30, 2003 due to FHLB stock purchase requirements related to outstanding advance balances.

Deposits decreased by $8.7 million, or 1.9%, to $440.2 million at December 31, 2003 from $448.9 million at June 30, 2003. The Company is generally not a market rate leader for term deposits. In response to historically low market interest rates, deposit customers have withdrawn funds from matured time deposits and transferred those funds to more liquid accounts. The Company offers premium rates to customers with multiple relationships in order to retain existing deposits and attract new customers. Periodically, the Company offers premium rates on select products in order to generate and retain deposits and to meet certain asset/liability management objectives. Offsetting the decrease in the balance of deposits was an increase in FHLB advances as the Company took down fixed-rate fixed-term advances at generally lower rates than comparable-term retail certificates of deposit. FHLB advances and other borrowings increased by $15.7 million, or 15.4%, to $118.1 million at December 31, 2003 from $102.4 million at June 30, 2003.

Total stockholders' equity increased by $1.0 million, or 1.5%, to $70.7 million at December 31, 2003 from $69.7 million at June 30, 2003. The Company repurchased 54,500 shares of its common stock during the six months ended December 31, 2003 at a cost of $1.2 million. A repurchase program announced in August 2003 authorizes additional repurchases of up to 367,000 shares of the Company's common stock, subject to market conditions and other factors. The Company's management believes that stock repurchases are an appropriate deployment of a portion of the Company's capital that enhances shareholder value when the Company's common stock is repurchased at an appropriate price. With capital levels in excess of regulatory requirements, as demonstrated in the capital table included later in this report, and a basic core surplus of liquid assets in excess of short term liabilities that totals $47.8 million, or 7.71%, at December 31, 2003, the Company believes it can implement these repurchase programs without adversely affecting its capital or liquidity positions or its ability to pay future dividends. In addition, stock repurchase programs may reduce price volatility and enhance the liquidity of the Company's common stock, which is generally advantageous for shareholders.

Earnings totaled $1.4 million and $3.0 million, respectively, for the three months and six months ended December 31, 2003. Excluding dividends on unallocated Employee Stock Ownership Plan ("ESOP") shares, dividends declared during the six months ended December 31, 2003 totaled $620,256.

Asset quality

Non-performing assets totaled $9.9 million, or 1.57% of total assets at December 31, 2003 and $5.1 million, or 0.81% of total assets at June 30, 2003. The increase in non-performing assets was primarily due to an increase in the balance of non-performing loans. Non-performing loans increased to $9.3 million at December 31, 2003 from $4.7 million at June 30, 2003, representing 2.00% and 1.13%, respectively, of total loans at those dates. The increase in non-performing loans was primarily the result of 3 commercial borrowers for which delinquency exceeded 90 days at December 31, 2003, at which time the Company stopped accruing interest income on the loans. Because these accounts had already been identified as "classified" assets, there was no additional impact on the required level of reserves or on the provision for loan losses. In prior periods, these 3 accounts were not more than 90 days delinquent nor accounted for on a non-accrual basis; therefore, the balances were not included in the non-performing loan total. Management believes that these accounts are well-secured and in the process of collection.

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

Based on relevant and presently available information, management believes that the current allowance for loan losses is adequate. Following are tables presenting (a) a summary of the allowance for loan losses and (b) non-performing asset balances at December 31, 2003 and June 30, 2003.

      (a)   Summary of the allowance for loan losses

                                         Three months ended                   Six months ended
                                             December 31,                        December 31,
                                        2003              2002              2003              2002
                                    -----------------------------       -----------------------------
Balance at beginning of period      $ 4,908,453       $ 4,503,493       $ 4,615,285       $ 4,583,897
Provision for losses                    100,000           400,000           625,000         1,230,000
Charge-offs                            (159,879)         (404,901)         (413,413)       (1,372,135)
Recoveries                               13,957           161,586            35,659           218,416
                                    -----------       -----------       -----------       -----------
Balance at end of period            $ 4,862,531       $ 4,660,178       $ 4,862,531       $ 4,660,178
                                    ===========       ===========       ===========       ===========

      (b)   Non-performing assets

                                                   December 31, 2003     June 30, 2003
                                                   -----------------     -------------
                                                          (Dollars in thousands)
Loans accounted for on a non-accrual basis:
  One-to-four family                                      $  884            $  335
  Multi-family residential                                 2,132             2,426
  Commercial real estate                                   2,667               628
  Commercial business                                      1,599                --
  Consumer                                                   611               302
                                                          ------            ------
    Total                                                 $7,893            $3,691
                                                          ------            ------
Loans 90 days past due and still accruing (1):
  One-to-four family                                      $1,132            $  997
  Multi-family residential                                    --                --
  Commercial real estate                                      --                --
  Commercial business                                        281                --
  Consumer                                                     7                --
                                                          ------            ------
    Total                                                 $1,420            $  997
                                                          ------            ------
    Total non-performing loans                            $9,313            $4,688
                                                          ------            ------
Other non-performing assets (2)                           $  628            $  412
                                                          ------            ------
   Total non-performing assets                            $9,941            $5,100
                                                          ======            ======
Restructured loans not included in other
  non-performing categories above (3)                     $1,245            $3,005
                                                          ======            ======

Non-performing loans as a % of total loans                  2.00%             1.13%
Non-performing loans as a % of total assets                 1.47%             0.75%
Non-performing assets as a % of total assets                1.57%             0.81%

----------
(1) Delinquent FHA/VA guaranteed loans and delinquent loans with past due interest that, in the opinion of management, is collectable, are not placed on non- accrual.

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

Capital

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of December 31, 2003 the Bank was in compliance with all regulatory capital requirements. Capital levels in excess of regulatory requirements enabled the Bank to pay dividends to the Company in order to fund common stock repurchases. The Bank's required, actual and excess capital levels as of December 31, 2003 were as follows:

                                                                   Excess of
                                                                   Actual Over
                            Required  % of       Actual    % of    Regulatory
                              Amount  Assets     Amount   Assets   Requirement
                              ------  ------     ------   ------   -----------
                                         (Dollars in thousands)
 Tangible Capital            $ 9,200   1.5%     $46,516    7.58%     $37,316
 Core Capital                 18,400   3.0%      46,516    7.58%      28,116
 Risk-based Capital           34,584   8.0%      51,378   11.88%      16,794

Liquidity

The Company is required by OTS regulation to maintain sufficient liquidity to assure its safe and sound operation. Liquid assets include cash, certain time deposits, banker's acceptances and specified United States government, state or federal agency obligations. For the quarter ended December 31, 2003 the Company's liquidity position was sufficient to enable the Company to deploy a portion of such liquidity for stock repurchases. The Company adjusts its liquid assets in order to meet funding needs for deposit outflows, payment of real estate taxes from escrowed funds, when applicable, loan commitments and capital strategies. The Company also adjusts liquidity as appropriate to meet its asset/liability objectives.

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

In December 2003, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value with no allowance for loan losses, or other valuation allowance, permitted at the time of acquisition. The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan. If contractually required payments for principal and interest are less than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. The SOP is effective for the Company's fiscal year beginning July 1, 2005. No significant impact is expected on the consolidated financial statements at the time of adoption.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED December 31, 2003 and 2002

General. Net earnings for the three months ended December 31, 2003 decreased by $123,000, or 8.0%, to $1.4 million, or $0.38 per diluted share, from $1.5 million, or $0.38 per diluted share, for the three months ended December 31, 2002.

Interest Income. Interest income decreased by $1.3 million, or 15.1%, to $7.8 million for the three months ended December 31, 2003 from $9.1 million for the three months ended December 31, 2002. The average yield on interest-earning assets decreased to 5.56% for the three months ended December 31, 2003 from 6.50% for the three months ended December 31, 2002, due to changes in the mix of interest-earning assets and lower yields on all categories of interest-earning assets in the continued low market interest rate environment. The average balance of interest-earning assets was $560.4 million and $562.4 million, respectively, for the three months ended December 31, 2003 and 2002.

Interest income on loans receivable decreased by $881,000, or 11.5%, to $6.8 million for the three months ended December 31, 2003 from $7.6 million for the three months ended December 31, 2002. The decrease in interest income on loans was primarily due to a decrease in the average yield on loans. The average yield on loans receivable decreased by 143 basis points to 5.89% for the three months ended December 31, 2003 from 7.32% for the three months ended December 31, 2002. The decrease in the average yield on loans was due to refinancing activity and to interest rate reductions for adjustable-rate loans in the generally lower market interest rate environment during the current year period. Partially offsetting the decrease in interest income due to lower yields was an increase in the average balance of loans receivable. The average balance of loans receivable increased by $39.5 million, or 9.5%, to $456.7 million for the three months ended December 31, 2003 from $417.2 million for the three months ended December 31, 2002. The increase in the average balance of loans receivable was primarily funded by proceeds from the maturity and sale of investment securities.

Interest income on investment securities decreased by $500,000, or 33.3%, to $1.0 million for the three months ended December 31, 2003 from $1.5 million for the three months ended December 31, 2002. The decrease in interest income on investment securities was primarily due to a decrease in the average balance. The average balance of investment securities decreased by $41.9 million, or 29.4% to $100.4 million for the three months ended December 31, 2003 from $142.3 million for the three months ended December 31, 2002. In addition, the average tax-equivalent yield on investment securities decreased by 15 basis points to 4.21% for the three months ended December 31, 2003 from 4.36% for the three months ended December 31, 2002 in the generally lower market interest rate environment.

Interest Expense. Interest expense decreased by $954,000, or 22.8%, to $3.2 million for the three months ended December 31, 2003 from $4.2 million for the three months ended December 31, 2002 primarily due to a decrease in interest on deposits. Interest on deposits decreased by $943,000, or 32.5%, to $2.0 million for the three months ended December 31, 2003 from $2.9 million for the three months ended December 31, 2002. The average cost of deposits decreased by 78 basis points to 1.94% for the three months ended December 31, 2003 from 2.72% for the three months ended December 31, 2002. The decrease in the average cost of deposits was due to changes in the mix of deposit types and to the generally lower market interest rate environment during the three months ended December 31, 2003. Also contributing to the decrease in interest on deposits was a decrease in the average balance of deposits. The average balance of deposits decreased by $26.4 million, or 6.2%, to $401.9 million for the three months ended December 31, 2003 from $428.3 million for the three months ended December 31, 2002. In addition, the Company lowered rates on deposit products and increased its use of wholesale funding from the FHLB with generally lower interest costs than term deposits.

Interest on FHLB advances and other borrowings totaled $1.3 million for each of the three month periods ended December 31, 2003 and 2002. The average cost of borrowings decreased by 38 basis points to 4.35% for the three months ended December 31, 2003 from 4.73% for the three months ended December 31, 2002. Offsetting the decrease in the average cost of borrowings was an increase in the average balance of borrowings. The average balance of borrowings increased by $7.9 million, or 7.3%, to $115.6 million for the three months ended December 31, 2003 from $107.7 million for the three months ended December 31, 2002.

Net Interest Income. Net interest income before provision for losses on loans decreased by $427,000, or 8.6%, to $4.5 million for the three months ended December 31, 2003 from $5.0 million for the three months ended December 31, 2002 primarily due to a decrease in the Company's net interest margin. The Company's net interest margin decreased by 27 basis points to 3.23% for the three months ended December 31, 2003 from 3.50% for the three months ended December 31, 2002.

Provision for Losses on Loans. Provision for losses on loans totaled $100,000 for the three months ended December 31, 2003 and $400,000 for the three months ended December 31, 2002. During the three months ended December 31, 2003 and 2002 the Company recorded net charge-offs totaling $160,000 and $405,000, respectively. For more information on asset quality see "Asset Quality" in Management's Discussion and Analysis of Financial Condition.

Noninterest Income. Noninterest income decreased by $414,000, or 16.8%, to $2.1 million for the three months ended December 31, 2003 from $2.5 million for the three months ended December 31, 2002. The decrease in noninterest income was largely due to decreases in fees and service charges and in gain on sale of loans held for sale. Fees and service charge income decreased by $119,000, or 8.7%, to $1.3 million for the three months ended December 31, 2003, from $1.4 million for the three months ended December 31, 2002. In addition, gain on sale of loans held for sale decreased by $79,000, or 47.6%, to $88,000 for the three months ended December 31, 2003 from $167,000 for the three months ended December 31, 2002. The decreases in fees and service charge income and gain on sale of loans resulted from slowing mortgage origination activity after an extended period of low market interest rates. Real estate-related income generated by the Company's subsidiaries was also affected by the slowdown in mortgage activity. Income from real estate-related activities decreased by $69,000, or 17.3%, to $327,000 for the three months ended December 31, 2003 from $396,000 for the three months ended December 31, 2002. In addition, a loss of $19,000 on the sale of real estate owned and held for development was recorded for the three months ended December 31, 2003 as compared to a gain of $26,000 for the three months ended December 31, 2002. Also, during the three months ended December 31, 2003 the Company recorded a loss on the sale of investment securities totaling $33,000, while a gain on the sale of securities totaling $38,000 was recorded for the three months ended December 31, 2002.

Noninterest expense. Partly offsetting the decrease in noninterest income was a decrease in noninterest expense. Noninterest expense decreased by $288,000, or 6.1%, to $4.4 million for the three months ended December 31, 2003 from $4.7 million, for the three months ended December 31, 2002. The decrease in noninterest expense was partly due to a decrease in amortization expense for mortgage servicing assets. Such amortization expense totaled $90,000 for the three months ended December 31, 2002, while no expense was recorded for the three months ended December 31, 2003 since these assets had been fully amortized. Advertising expense decreased by $59,000, or 40.2%, to $88,000 for the three months ended December 31, 2003 from $147,000 for the three months ended December 31, 2002. Also contributing to the decrease in noninterest expense was a decrease in direct expenses related to mortgage production as volume declined during the three months ended December 31, 2003. Staff recruiting expenses and losses on the sale of repossessed vehicles also decreased for the three months ended December 31, 2003 as compared to the three months ended December 31, 2002.

Net earnings and income tax expense. Net earnings before income taxes decreased by $253,000, or 10.8%, to $2.1 million for the three months ended December 31, 2003 from $2.3 million for the three months ended December 31, 2002. Income tax expense totaled $673,000, or an effective tax rate of 32.2%, and $803,000, or an effective tax rate of 34.3%, respectively, for the three months ended December 31, 2003 and 2002. The effective tax rate decreased for the three months ended December 31, 2003 largely because tax-exempt income comprised a larger percentage of pre-tax income for the three months ended December 31, 2003 than for the three months ended December 31, 2002.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED December 31, 2003 and 2002

General. Net earnings for the six months ended December 31, 2003 increased by $228,000, or 8.4%, to $3.0 million, or $0.79 per diluted share, from $2.7 million, or $0.67 per diluted share, for the six months ended December 31, 2002.

Interest Income. Interest income decreased by $2.9 million, or 15.6%, to $15.7 million for the six months ended December 31, 2003 from $18.6 million for the six months ended December 31, 2002. The decrease in interest income was due to decreases in both the average yield on interest-earning assets and in the average balance of interest-earning assets. The average yield on interest-earning assets decreased by 92 basis points to 5.62% for the six months ended December 31, 2003 from 6.54% for the six months ended December 31, 2002, due to changes in the mix of interest-earning assets and lower yields on all categories of interest-earning assets in the continued low market interest rate environment. In addition, the average balance of interest-earning assets decreased by $8.9 million, or 1.6%, to $560.7 million for the six months ended December 31, 2003 from $569.6 million for the six months ended December 31, 2002.

Interest income on loans receivable decreased by $1.8 million, or 11.5%, to $13.6 million for the six months ended December 31, 2003 from $15.4 million for the six months ended December 31, 2002. The decrease in interest income on loans was primarily due to a decrease in the average yield on loans. The average yield on loans receivable decreased by 128 basis points to 6.08% for the six months ended December 31, 2003 from 7.36% for the six months ended December 31, 2002. The decrease in the average yield on loans was due to refinancing activity and to interest rate reductions for adjustable-rate loans in the generally lower market interest rate environment during the current year period. Partially offsetting the decrease in interest income due to lower yields was an increase in the average balance of loans receivable. The average balance of loans receivable increased by $27.8 million, or 6.6%, to $445.9 million for the six months ended December 31, 2003 from $418.1 million for the six months ended December 31, 2002. The increase in the average balance of loans receivable was primarily funded by proceeds from the maturity and sale of investment securities.

Interest income on investment securities decreased by $1.1 million, or 35.4%, to $2.1 million for the six months ended December 31, 2003 from $3.2 million for the six months ended December 31, 2002. The decrease in interest income on investment securities was primarily due to a decrease in the average balance. The average balance of investment securities decreased by $38.0 million, or 25.4% to $111.6 million for the six months ended December 31,

2003 from $149.6 million for the six months ended December 31, 2002. In addition, the average tax-equivalent yield on investment securities decreased by 52 basis points to 3.95% for the six months ended December 31, 2003 from 4.47% for the six months ended December 31, 2002 in the generally lower market interest rate environment.

Interest Expense. Interest expense decreased by $2.2 million, or 25.0%, to $6.6 million for the six months ended December 31, 2003 from $8.8 million for the six months ended December 31, 2002. The decrease in interest expense was primarily due to a decrease in interest on deposits. Interest on deposits decreased by $2.2 million, or 34.8%, to $4.0 million for the six months ended December 31, 2003 from $6.2 million for the six months ended December 31, 2002. The average cost of deposits decreased by 88 basis points to 1.98% for the six months ended December 31, 2003 from 2.86% for the six months ended December 31, 2002. The decrease in the average cost of deposits was due to changes in the mix of deposit types and to the generally lower market interest rate environment during the six months ended December 31, 2003. Also contributing to the decrease in interest on deposits was a decrease in the average balance of deposits. The average balance of deposits decreased by $27.0 million, or 6.3%, to $405.8 million for the six months ended December 31, 2003 from $432.8 million for the six months ended December 31, 2002. In addition, the Company lowered rates on deposit products and increased its use of wholesale funding from the FHLB with generally lower interest costs than term deposits.

Interest on FHLB advances and other borrowings totaled $2.5 million and $2.6 million, respectively, for the six months ended December 31, 2003 and 2002. The average cost of borrowings decreased by 62 basis points to 4.22% for the six months ended December 31, 2003 from 4.84% for the six months ended December 31, 2002. Offsetting the decrease in the average cost of borrowings was an increase in the average balance of borrowings. The average balance of borrowings increased by $13.1 million, or 12.3%, to $120.0 million for the six months ended December 31, 2003 from $106.8 million for the six months ended December 31, 2002.

Net Interest Income. Net interest income before provision for losses on loans decreased by $716,000, or 7.3%, to $9.1 million for the six months ended December 31, 2003 from $9.9 million for the six months ended December 31, 2002 primarily due to a decrease in the Company's net interest margin. The Company's net interest margin decreased by 15 basis points to 3.27% for the six months ended December 31, 2003 from 3.42% for the six months ended December 31, 2002.

Provision for Losses on Loans. Provision for losses on loans totaled $625,000 and $1.2 million for the six months ended December 31, 2003 and 2002. During the six months ended December 31, 2003 and 2002 the Company recorded net charge-offs totaling $413,000 and $1.4 million, respectively. For more information on asset quality see "Asset Quality" in Management's Discussion and Analysis of Financial Condition.

Noninterest Income. Noninterest income decreased by $153,000, or 3.4%, to $4.4 million for the six months ended December 31, 2003 from $4.6 million for the six months ended December 31, 2002. The decrease in noninterest income was largely due to a net loss on sale of securities that totaled $65,000 for the six months ended December 31, 2003. In comparison, the Company recorded a gain of $38,000 on the sale of securities for the six months ended December 31, 2002. In addition, gain on sale of loans and gain on sale of real estate owned and held for development decreased by $70,000 and $67,000, respectively, for the six months ended December 31, 2003 as compared to the six months ended December 31, 2002. Partially offsetting these decreases in noninterest income was an increase in fees and service charges that totaled $102,000 for the six months ended December 31, 2003 as compared to the six months ended December 31, 2002. The increase in fees and service charges was primarily due to an increase in overdraft activities on retail accounts and the resulting service fees assessed. In addition, the restructuring of the Company's checking and savings accounts included a more favorable service charge schedule.

Noninterest expense. More than offsetting the decrease in noninterest income was a decrease in noninterest expense. Noninterest expense decreased by $559,000, or 6.2%, to $8.5 million for the six months ended December 31, 2003 from $9.1 million for the six months ended December 31, 2002 primarily due to a decrease in other noninterest expense. The decrease in other noninterest expense was partly due to a decrease in expense for the amortization of mortgage servicing assets. Such amortization expense totaled $180,000 for the six months ended December 31, 2002, while no expense was recorded for the six months ended December 31, 2003 since these assets had been fully amortized. Other noninterest expense also decreased due to a decrease of $94,000 in recruiting expense; a decrease of $65,000 in per account service fee expense due to the elimination of special features attached to eligible retail transaction accounts that had been provided by a third party vendor; and, a decrease of $66,000 in loss on disposal of repossessed assets for the six months ended December 31, 2003 as compared to the six months ended December 31, 2002. In addition, advertising expense decreased by $36,000, or 15.3%, to $200,000 for the six months ended December 31, 2003 from $236,000 for the six months ended December 31, 2002.

Net earnings and income tax expense. Net earnings before income taxes increased by $295,000, or 7.2%, to $4.4 million for the six months ended December 31, 2003 from $4.1 million for the six months ended December 31, 2002. Income tax expense totaled $1.5 million, or an effective tax rate of 33.1%, and $1.4 million, or an effective tax rate of 33.8%, respectively, for the six months ended December 31, 2003 and 2002. The effective tax rate decreased for the six months ended December 31, 2003 largely because tax-exempt income comprised a larger percentage of pre-tax income for the six months ended December 31, 2003 than for the six months ended December 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company's market risk is primarily comprised of interest rate risk resulting from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates might adversely affect the Company's net interest income or the economic value of its portfolio of assets, liabilities and off-balance-sheet contracts. Management continually develops and applies strategies to mitigate this risk. The Company primarily relies on the OTS Net Portfolio Value Model (the "Model") to measure its susceptibility to interest rate changes. For various assumed hypothetical changes in market interest rates, the Model estimates the current economic value of each type of asset, liability and off-balance-sheet contract. The present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts results in a net portfolio value ("NPV") estimate. An analysis of the changes in NPV in the event of hypothetical changes in interest rates is presented in the Form 10-K filed by the Company for the fiscal year ended June 30, 2003. Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company's 2003 Form 10-K Annual Report as of June 30, 2003 or that the Company's primary market risk exposures and how those exposures were managed during the three months ended December 31, 2003 changed significantly when compared to June 30, 2003. The Company's NPV ratio after a 200 basis point rate-shock was 6.54% and 6.79%, respectively, at September 30, 2003 and June 30, 2003 as measured by the OTS Model.

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

Item 4.Submission of Matters to a Vote of Security Holders

Submission of Matters to a Vote of Security Holders

      The Company convened its 2003 Annual Meeting of Stockholders on October 30, 2003. At the meeting, the stockholders of the Company considered and voted on the following proposals:

Ballot No. 1.

The election of Jon G. Cleghorn, Steven L. Opsal and David Van Engelenhoven, each to serve as directors for terms of three years and until their successors have been elected and qualified - The results of Ballot No. 1 are as follows:

                                              For           Withheld
                                              ---           --------
          Jon G. Cleghorn                  3,072,752         37,358
          Steven L. Opsal                  3,061,467         48,643
          David Van Engelenhoven           3,061,191         48,919

Ballot No. 2.

The ratification of the appointment of McGladrey & Pullen, LLP as auditors for the Company for the fiscal year ending June 30, 2004 - The results of Ballot No. 2 are as follows:

                                      For         Against       Abstain
                                      ---         -------       -------

   Number of Votes                 3,075,393       26,059         8,658
   Percentage of total shares
    voted at the Annual Meeting       98.9%         0.8%          0.3%

Ballot No. 3.

The amendment of the Company's 1999 Stock Option Plan to revise the provisions relating to the vesting of options pursuant to such plan - The results of Ballot No. 3 are as follows:

                                       For        Against       Abstain
                                       ---        -------       -------
   Number of Votes                 1,897,971      286,059        47,822
   Percentage of total shares
    voted at the Annual Meeting       61.0%         9.2%          1.5%

Ballot No. 4.

The amendment of the Company's 1999 Recognition and Retention Plan to revise the provisions relating to the vesting of awards pursuant to such plan - The results of Ballot No. 4 are as follows:

                                       For        Against       Abstain
                                       ---        -------       -------
   Number of Votes                 1,932,650      250,466        48,971
   Percentage of total shares
    voted at the Annual Meeting       62.1%         8.1%          1.6%

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 31.1   Certification of Chief Executive Officer
                         Pursuant to Section 302

      Exhibit 31.2   Certification of Chief Financial Officer
                         Pursuant to Section 302

      Exhibit 32     Statement Pursuant to Section 906

(b)   Reports on Form 8-K

Reports on Form 8-K/A were filed on October 6, 2003 and October 8, 2003 pertaining to the same event. The event reported was the change in the Registrant's certifying accountant.

A report on Form 8-K was filed on November 4, 2003. The event reported was the Registrant's announcement of its Annual Shareholder Meeting results in a press release dated October 30, 2003.

A report on Form 8-K and a subsequent report on Form 8-K/A were filed on November 5, 2003 and November 6, 2003, respectively. The event reported was the Company's announcement of quarterly results for the period ended September 30, 2003 in a press release dated October 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                             FIRST FEDERAL BANKSHARES, INC.


         DATE: February 13, 2004             BY: /s/ Barry E. Backhaus
                                                 ---------------------
                                                 Barry E. Backhaus
                                                 President and
                                                 Chief Executive Officer


         DATE: February 13, 2004             BY: /s/ Colin D. Anderson
                                                 ---------------------
                                                 Colin D. Anderson
                                                 Senior Vice President and
                                                 Chief Financial Officer