Form 10-Q
period 2004-03-31
FIRST FEDERAL BANKSHARES INC
filed 2004-05-17
CIK 1075348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

[Mark One]

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004

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

                                   Yes |_|   No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                      Outstanding at May 14, 2004
                 -----                      ---------------------------

    (Common Stock, $.01 par value)                   3,753,772

                         FIRST FEDERAL BANKSHARES, INC.

                                      INDEX

                                                                            Page
                                                                            ----

Part I.     Financial Information

   Item 1.  Financial Statements of First Federal
            Bankshares, Inc. and Subsidiaries (Unaudited)                      1

            Condensed Consolidated Balance Sheets
            at March 31, 2004 and June 30, 2003                                1

            Condensed Consolidated Statements of Operations
            for the three- and nine-month periods ended
            March 31, 2004 and 2003                                            2

            Condensed Consolidated Statements of Changes in
            Stockholders' Equity for the nine-month periods
            ended March 31, 2004 and 2003                                      3

            Condensed Consolidated Statements of Comprehensive
            Income for the three- and nine-month periods ended
            March 31, 2004 and 2003                                            4

            Condensed Consolidated Statements of Cash Flows
            for the nine-month periods ended
            March 31, 2004 and 2003                                            5

            Notes to Condensed Consolidated Financial Statements               6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     10

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                                       22

   Item 4.  Controls and Procedures                                           22

Part II.    Other Information                                                 23

   Item 1.  Legal Proceedings                                                 23

   Item 2.  Changes in Securities, Use of Proceeds and Issuer
            Purchases of Equity Securities                                    23

   Item 4.  Submission of Matters to a Vote of Security Holders               23

   Item 6.  Exhibits and Reports on Form 8-K                                  23

            Signatures                                                        24

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 FIRST FEDERAL BANKSHARES, INC and SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                        March 31,          June 30,
                                                                          2004                2003
                                                                     -------------       -------------
Assets
Cash and due from banks                                              $  21,505,254       $  34,006,405
Interest-bearing deposits in other financial institutions               40,782,292             280,548
                                                                     -------------       -------------
      Cash and cash equivalents                                         62,287,546          34,286,953
                                                                     -------------       -------------
Securities available-for-sale, at fair value (amortized
      cost of $59,020,441 and $77,392,727, respectively)                59,691,010          78,526,104
Securities held-to-maturity, at amortized cost
      (fair value of $26,570,669 and $45,659,510, respectively)         25,579,765          44,505,464

Loans receivable                                                       430,515,085         419,882,438
Less: Allowance for loan losses                                          4,947,567           4,615,285
                                                                     -------------       -------------
      Net loans                                                        425,567,518         415,267,153
                                                                     -------------       -------------

Office property and equipment, net                                      13,403,610          13,165,804
Federal Home Loan Bank ("FHLB") stock, at cost                           6,229,600           5,707,300
Accrued interest receivable                                              2,528,255           2,488,460
Refundable income taxes                                                     94,372                  --
Deferred tax asset                                                         686,000             514,000
Goodwill (note 5)                                                       18,523,607          18,523,607
Other assets                                                            18,659,705          14,894,532
                                                                     -------------       -------------
     Total assets                                                    $ 633,250,988       $ 627,879,377
                                                                     =============       =============

Liabilities
Deposits                                                             $ 442,141,808       $ 448,944,039
Advances from FHLB and other borrowings                                113,249,015         102,386,888
Advance payments by borrowers for taxes and insurance                      489,440           1,458,955
Accrued taxes on income                                                         --             346,167
Accrued interest payable                                                 1,651,725           1,795,348
Accrued expenses and other liabilities                                   3,394,294           3,286,615
                                                                     -------------       -------------
     Total liabilities                                                 560,926,282         558,218,012
                                                                     -------------       -------------

Stockholders' equity
Common stock, $.01 par value, 12,000,000 shares authorized;
    4,934,262 and 4,896,857 shares issued at
    March 31, 2004 and June 30, 2003, respectively                          49,343              48,969
Additional paid-in capital                                              37,003,715          36,537,133
Retained earnings, substantially restricted                             51,415,564          47,900,781
Treasury stock, at cost, 1,148,990 and 1,088,466 shares at
    March 31, 2004 and June 30, 2003, respectively                     (15,449,468)        (14,264,674)
Accumulated other comprehensive income                                     419,569             710,378
Unearned Employee Stock Ownership Plan ("ESOP") shares                  (1,080,990)         (1,185,700)
Unearned Recognition and Retention Plan ("RRP") shares                     (33,027)            (85,522)
                                                                     -------------       -------------
     Total stockholders' equity                                         72,324,706          69,661,365
                                                                     -------------       -------------
     Total liabilities and stockholders' equity                      $ 633,250,988       $ 627,879,377
                                                                     =============       =============

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                          Three months                         Nine months
                                                                         ended March 31,                     ended March 31,
                                                                  -----------------------------       -----------------------------
                                                                       2004             2003              2004              2003
                                                                  -----------       -----------       -----------       -----------
Interest income:
    Loans receivable                                              $ 6,737,451       $ 7,031,157       $20,362,291       $22,418,585
    Investment securities                                             877,833         1,378,144         2,968,493         4,612,144
    Other interest-earning assets                                      13,628            30,585            24,275            41,533
                                                                  -----------       -----------       -----------       -----------
         Total interest income                                      7,628,912         8,439,886        23,355,059        27,072,262
                                                                  -----------       -----------       -----------       -----------

Interest expense:
    Deposits                                                        1,885,296         2,574,190         5,922,077         8,762,145
    Advances from FHLB and other borrowings                         1,220,862         1,222,914         3,766,105         3,807,420
                                                                  -----------       -----------       -----------       -----------
         Total interest expense                                     3,106,158         3,797,104         9,688,182        12,569,565
                                                                  -----------       -----------       -----------       -----------
    Net interest income                                             4,522,754         4,642,782        13,666,877        14,502,697
    Provision for losses on loans                                     450,000           200,000         1,075,000         1,430,000
                                                                  -----------       -----------       -----------       -----------
    Net interest income after provision for losses on loans         4,072,754         4,442,782        12,591,877        13,072,697
                                                                  -----------       -----------       -----------       -----------

Noninterest income:
    Service charges on deposit accounts                               903,931           886,746         2,962,692         2,725,216
    Service charges on loans                                          141,479           426,532           490,212           793,033
    Gain on sale of loans                                             917,059           534,044         1,406,169         1,193,059
    Gain on sale of real estate held for development                   60,000                --            60,000            18,561
    (Loss) gain on sale of real estate owned                           (3,019)           35,960           (21,763)           65,639
    Net gain (loss) on sale of securities                                  --           221,143           (64,797)          258,643
    Net gain (loss) on sale of office property and equipment           36,499            (6,612)           69,917            (5,643)
    Real estate-related activities                                    318,848           409,244         1,007,512         1,132,259
    Other income                                                      384,751           420,452         1,247,779         1,298,392
                                                                  -----------       -----------       -----------       -----------
         Total noninterest income                                   2,759,548         2,927,509         7,157,721         7,479,159
                                                                  -----------       -----------       -----------       -----------

Noninterest expense:
    Compensation and benefits (note 7)                              2,744,260         2,576,695         7,639,316         7,529,845
    Office property and equipment                                     667,527           726,472         1,902,608         2,024,145
    Data processing expense                                           122,836            82,139           320,223           236,257
    Advertising                                                        55,129            60,509           255,131           296,729
    Other expense                                                     978,439         1,272,028         2,955,950         3,694,927
                                                                  -----------       -----------       -----------       -----------
         Total noninterest expense                                  4,568,191         4,717,843        13,073,228        13,781,903
                                                                  -----------       -----------       -----------       -----------

    Earnings before income taxes                                    2,264,111         2,652,448         6,676,370         6,769,953
    Income taxes                                                      751,000           870,000         2,211,000         2,263,000
                                                                  -----------       -----------       -----------       -----------
    Net earnings                                                  $ 1,513,111       $ 1,782,448       $ 4,465,370       $ 4,506,953
                                                                  ===========       ===========       ===========       ===========

Earnings per share: (note 4)
    Basic earnings per share                                      $      0.41       $      0.46       $      1.23       $      1.15
                                                                  ===========       ===========       ===========       ===========
    Diluted earnings per share                                    $      0.40       $      0.45       $      1.19       $      1.12
                                                                  ===========       ===========       ===========       ===========

    Dividends declared per share                                  $      0.09       $      0.08       $      0.27       $      0.24
                                                                  ===========       ===========       ===========       ===========

See notes to condensed consolidated financial statements.

          FIRST FEDERAL BANKSHARES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS
           OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                                                              Nine months ended March 31,
                                                                               2004              2003
                                                                          -------------------------------
Capital Stock
   Beginning of year balance                                              $     48,969       $     48,711
   Stock options exercised                                                         374                210
---------------------------------------------------------------------------------------------------------
End of period balance                                                           49,343             48,921
---------------------------------------------------------------------------------------------------------

Additional paid-in capital
   Beginning of year balance                                                36,537,133         36,247,480
   Stock options exercised                                                     345,854            161,240
   RRP (forfeited) awarded, net                                                 (7,000)             9,050
   Stock appreciation of allocated ESOP shares                                 127,728             41,661
---------------------------------------------------------------------------------------------------------
End of period balance                                                       37,003,715         36,459,431
---------------------------------------------------------------------------------------------------------

Retained earnings, substantially restricted
   Beginning of year balance                                                47,900,781         43,542,299
   Net earnings                                                              4,465,370          4,506,953
   Dividends paid on common stock                                             (950,587)          (950,790)
---------------------------------------------------------------------------------------------------------
End of period balance                                                       51,415,564         47,098,462
---------------------------------------------------------------------------------------------------------

Treasury stock, at cost
   Beginning of year balance                                               (14,264,674)        (7,577,646)
   RRP (forfeited) awarded, net                                                (25,200)            (1,800)
   Treasury stock purchased                                                 (1,159,594)        (4,213,803)
---------------------------------------------------------------------------------------------------------
End of period balance                                                      (15,449,468)       (11,793,249)
---------------------------------------------------------------------------------------------------------

Accumulated other comprehensive income
   Beginning of year balance                                                   710,378            490,458
   Net change in unrealized gains on securities available-for-sale,
        net of tax expense                                                    (331,437)           266,178
   Less: reclassification adjustment for net realized (losses) gains
        included in net income, net of tax expense                             (40,628)           162,169
---------------------------------------------------------------------------------------------------------
End of period balance                                                          419,569            594,467
---------------------------------------------------------------------------------------------------------

Unearned ESOP shares
   Beginning of year balance                                                (1,185,700)        (1,330,000)
   ESOP shares allocated                                                       104,710            108,800
---------------------------------------------------------------------------------------------------------
End of period balance                                                       (1,080,990)        (1,221,200)
---------------------------------------------------------------------------------------------------------

Unearned recognition and retention plan shares
   Beginning of year balance                                                   (85,522)          (158,507)
   RRP forfeited (awarded), net                                                 14,981             (7,250)
   Amortization of RRP expense                                                  37,514             60,783
---------------------------------------------------------------------------------------------------------
End of period balance                                                          (33,027)          (104,974)
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                $ 72,324,706       $ 71,081,858
=========================================================================================================

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS
                       OF COMPREHENSIVE INCOME (Unaudited)

                                                                            Three Months Ended            Nine months ended
                                                                                  March 31,                    March 31,
                                                                       --------------------------    --------------------------
                                                                           2004           2003           2004           2003
                                                                       -----------    -----------    -----------    -----------
Net earnings                                                           $ 1,513,111    $ 1,782,448    $ 4,465,370    $ 4,506,953
Other comprehensive income (loss):
    Unrealized holding gains (losses) arising during
          the period, net of tax                                           179,564         14,351       (331,437)       266,178
    Less: reclassification adjustment for net realized
        gains (losses) included in net income, net of tax expense               --        138,657        (40,628)       162,169
                                                                       -----------    -----------    -----------    -----------
Other comprehensive income (loss), net of tax                              179,564       (124,306)      (290,809)       104,009
                                                                       -----------    -----------    -----------    -----------

Comprehensive income                                                   $ 1,692,675    $ 1,658,142    $ 4,174,561    $ 4,610,962
                                                                       ===========    ===========    ===========    ===========

                FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                            Nine months ended March 31,
Cash flows from operating activities:                                                        2004               2003
                                                                                         ------------       ------------
Net earnings                                                                             $  4,465,370       $  4,506,953
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Loans originated for sale to investors                                                 (28,950,060)       (47,917,013)
   Proceeds from sale of loans originated for sale                                         30,188,546         47,979,698
   Provision for loan losses                                                                1,075,000          1,430,000
   Depreciation and amortization                                                            1,060,752          1,408,083
   Net gain on sale of loans                                                               (1,406,169)        (1,193,059)
   Net loss (gain) on sale of securities available-for-sale                                    64,797           (258,643)
   Net gain on sale of real estate held for development                                       (60,000)           (18,561)
   Net loss (gain) on sale of real estate owned                                                21,763            (65,639)
   Net (gain) loss on sale of office property and equipment                                   (69,917)             5,643
   Net loan fees deferred                                                                      45,993            183,993
   Amortization of premiums and discounts on loans and securities                             219,489            116,356
   (Increase) decrease in accrued interest receivable                                         (39,795)           131,132
   Increase in other assets                                                                  (356,256)        (2,453,332)
   Decrease in accrued interest payable                                                      (143,623)        (1,127,138)
   Increase in accrued expenses and other liabilities                                         107,678          1,557,570
   (Decrease) increase in accrued taxes on income                                            (313,387)           171,208
                                                                                         ------------       ------------
Net cash provided by operating activities                                                   5,910,181          4,457,251
                                                                                         ------------       ------------

Cash flows from investing activities:
   Purchase of securities held-to-maturity                                                         --         (1,125,682)
   Proceeds from maturities of securities held-to-maturity                                 18,856,176         14,099,343
   Proceeds from sale of securities available-for-sale                                     13,585,515         26,171,473
   Purchase of securities available-for-sale                                               (8,209,971)       (38,748,085)
   Proceeds from maturities of securities available-for-sale                               12,610,800         10,610,326
   Purchase of bank owned life insurance                                                   (2,555,755)                --
   Purchase of Federal Home Loan Bank Stock                                                  (522,300)          (669,500)
   Loans purchased                                                                        (23,661,000)        (9,787,000)
   Proceeds from sale of loans                                                             37,370,941          2,357,433
   (Increase) decrease in loans receivable                                                (25,306,388)        26,302,200
   Proceeds from sale of office property and equipment                                        108,912              1,040
   Purchase of office property and equipment                                               (1,084,819)          (359,800)
   Proceeds from sale of foreclosed real estate                                               144,555            449,101
   Proceeds from sale of real estate held for development                                     702,302             54,298
   Net expenditures on real estate held for development                                    (1,274,983)          (125,763)
                                                                                         ------------       ------------
Net cash provided by investing activities                                                  20,763,985         29,229,384
                                                                                         ------------       ------------

Cash flows from financing activities:
   Decrease in deposits                                                                    (6,802,231)       (20,180,496)
   Proceeds from FHLB advances and other borrowings                                        25,249,015         50,167,000
   Repayment of FHLB advances and other borrowings                                        (14,386,888)       (45,443,549)
   Net decrease in advances from borrowers for taxes and insurance                           (969,515)          (886,157)
   Issuance of common stock, net                                                              346,227            161,450
   Repurchase of common stock                                                              (1,159,594)        (4,213,803)
   Cash dividends paid                                                                       (950,587)          (950,790)
                                                                                         ------------       ------------
Net cash provided by (used in) financing activities                                         1,326,427        (21,346,345)
                                                                                         ------------       ------------
Net increase in cash and cash equivalents                                                  28,000,593         12,340,290
Cash and cash equivalents at beginning of period                                           34,286,953         23,217,221
                                                                                         ------------       ------------
Cash and cash equivalents at end of period                                               $ 62,287,546       $ 35,557,511
                                                                                         ============       ============

Supplemental disclosures:
  Cash paid for interest                                                                 $  9,831,805       $ 13,696,703
                                                                                         ============       ============
  Cash paid for income taxes                                                             $  2,651,039       $  2,091,792
                                                                                         ============       ============

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of presentation

The condensed consolidated balance sheet information for June 30, 2003 was derived from the audited Consolidated Balance Sheets of First Federal Bankshares, Inc. (the "Company") at June 30, 2003. The condensed consolidated financial statements as of and for the three months and nine months ended March 31, 2004 and 2003 are unaudited.

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

Certain amounts previously reported have been reclassified to conform to the presentation in these condensed consolidated financial statements. These reclassifications did not affect previously reported net income or retained earnings.

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

4. Earnings per share

The following information was used in the computation of net earnings per common share on both a basic and diluted basis for the periods presented.

                                                Three months ended               Nine months ended
                                                     March 31,                        March 31,
                                                2004            2003            2004            2003
                                             --------------------------      --------------------------
Basic earnings per share computation:

 Net earnings                                $1,513,111      $1,782,448      $4,465,370      $4,506,953
 Weighted average common shares
    outstanding                               3,654,457       3,837,324       3,643,980       3,931,839
                                             ----------      ----------      ----------      ----------
    Basic earnings per share                 $     0.41      $     0.46      $     1.23      $     1.15
                                             ==========      ==========      ==========      ==========

Diluted earnings per share computation:
 Net earnings                                $1,513,111      $1,782,448      $4,465,370      $4,506,953
 Weighted average common
    shares outstanding - basic                3,654,457       3,837,324       3,643,980       3,931,839
 Incremental option shares using
    treasury stock method                       105,589          92,089         112,190          87,341
                                             ----------      ----------      ----------      ----------
 Weighted average diluted
    shares outstanding                        3,760,046       3,929,413       3,756,170       4,019,180
                                             ----------      ----------      ----------      ----------
    Diluted earnings per share               $     0.40      $     0.45      $     1.19      $     1.12
                                             ==========      ==========      ==========      ==========

5. Intangible assets

The gross carrying amount of intangible assets subject to amortization and the associated accumulated amortization at March 31, 2004, is presented in the table below. Amortization expense for intangible assets was $11,547 and $104,640, respectively, for the three months ended March 31, 2004 and 2003 and $40,827 and $321,880, respectively, for the nine months ended March 31, 2004 and 2003.

                                                      March 31, 2004
                                                      --------------
                                                 Gross
                                                carrying      accumulated
                                                 amount       amortization
                                                 ------       ------------
    Intangible assets:
      Core deposit premium                     $ 690,140       $ 464,497
      Mortgage servicing rights                  268,379              --
                                               ---------       ---------
    Total                                      $ 958,519       $ 464,497
                                               =========       =========
    Unamortized intangible assets                              $ 494,022
                                                               =========

Projections of amortization expense are based on existing asset balances and the existing interest rate environment as of March 31, 2004. What the Company actually experiences may be significantly different depending upon changes in market interest rates and market conditions. The following table shows the estimated future amortization expense for amortizing intangible assets:

                                  Core deposit      Mortgage servicing
                                    premium              rights
                                    -------              ------
     Three months ended
        June 30, 2004              $ 11,547            $   6,841

     Years ended June 30,
          2005                       45,396               34,831
          2006                       44,604               40,361
          2007                       44,604               35,983
          2008                       44,604               30,536
          2009                       34,888               25,611
        thereafter                       --               94,216

6. Dividends

On January 15, 2004 the Company declared a cash dividend on its common stock, payable on February 27, 2004 to stockholders of record as of February 13, 2004, equal to $0.09 per share. Dividends totaling $330,332 were paid to stockholders on February 27, 2004.

On April 15, 2004 the Company declared a cash dividend on its common stock, payable on May 28, 2004 to stockholders of record as of May 14, 2004 equal to $0.09 per share. The Company expects to pay approximately $327,800 to stockholders on May 28, 2004.

7. Stock Options

At March 31, 2004, the Company had two stock-based employee compensation plans, which are described more fully in Note 11 of the Company's 2003 Annual Report to Stockholders.

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

                                         Three months ended                    Nine months ended
                                              March 31,                             March 31,
                                         2004              2003              2004              2003
                                     -----------------------------       -----------------------------
Net income, as reported              $ 1,513,111       $ 1,782,448       $ 4,465,370       $ 4,506,953
Deduct: Total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects             (28,706)          (18,681)          (65,786)          (52,256)
                                     -----------       -----------       -----------       -----------
Pro forma net income                 $ 1,484,405       $ 1,763,767       $ 4,399,584       $ 4,454,697
                                     ===========       ===========       ===========       ===========
Earnings per share:
  Basic - as reported                $      0.41       $      0.46       $      1.23       $      1.15
  Basic - pro forma                  $      0.41       $      0.46       $      1.21       $      1.13
                                     ===========       ===========       ===========       ===========
  Diluted - as reported              $      0.40       $      0.45       $      1.19       $      1.12
  Diluted - pro forma                $      0.39       $      0.45       $      1.17       $      1.11
                                     ===========       ===========       ===========       ===========

The fair value of each option grant has been estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the periods presented: dividend yield of 1.62% to 3.41%; expected volatility of 22.76% to 26.44%; risk free interest rate of 3.86% to 6.63%; and expected life of 7.5 years.

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

Overview

During the quarter ended March 31, 2004 the Company sold $37.1 million of fixed-rate residential loans with 15-year terms in order to mitigate future interest rate risk in a potential rising market interest rate environment. The net gain on these loans totaled $791,000. The mortgage servicing asset recorded as a result of this sale totaled $268,000. The loan sale will negatively impact the Company's net interest margin in the short term since the loans sold had an average yield of 4.92%, while the proceeds of the sale were received and invested in a historically low market interest rate environment. However, the interest rate risk associated with keeping these longer-term fixed-rate loans in an increasing interest rate environment was viewed as more unfavorable to the Company than the short-term margin compression resulting from the sale. Management expects to re-deploy the loan sale proceeds into higher-yielding loans over the next six to twelve months.

The extended low market interest rate environment contributed to a decrease in the Company's net interest margin when compared to the prior year and also when compared to its fiscal year plan. The Company's yield on interest-earning assets is generally decreasing at a faster rate than the cost of interest-bearing liabilities, although the Company has mitigated a portion of this compression by adjustments to the mix of both interest-earning assets and interest-bearing liabilities.

Financial condition

Total assets increased by $5.4 million, or 0.9%, to $633.3 million at March 31, 2004 from $627.9 million at June 30, 2003. Cash and cash equivalents increased by $28.0 million, or 81.7%, to $62.3 million at March 31, 2004 from $34.3 million at June 30, 2003. The increase in cash and cash equivalents resulted from the sale of $37.1 million of fixed-rate residential loans in March 2004. Proceeds from maturities and sales of investment securities totaled $45.1 million for the nine months ended March 31, 2004 while purchases of investment securities for the same period totaled $8.2 million. The net proceeds of $36.9 million from investment securities activities partially funded an increase in loans receivable. Loans receivable increased by $10.6 million, or 2.5%, to $430.5 million at March 31, 2004 from $419.9 million at June 30, 2003 even after the loan sale. FHLB Stock increased by $522,000, or 9.2%, to $6.2 million at March 31, 2004 from $5.7 million at June 30, 2003 due to FHLB stock purchase requirements related to outstanding advance balances.

Deposits decreased by $6.8 million, or 1.5%, to $442.1 million at March 31, 2004 from $448.9 million at June 30, 2003. The Company is generally not a market rate leader for term deposits. In response to historically low market interest rates, deposit customers have withdrawn funds from matured time deposits and transferred those funds to more liquid accounts. The Company offers premium rates to customers with multiple relationships in order to retain existing deposits and attract new customers. Periodically, the Company offers premium rates on select products in order to generate and retain deposits and to meet certain asset/liability management objectives. Offsetting the decrease in the balance of deposits was an increase in FHLB advances as the Company acquired fixed-rate fixed-term advances at generally lower rates than comparable-term retail certificates of deposit. FHLB advances and other borrowings increased by $10.8 million, or 10.6%, to $113.2 million at March 31, 2004 from $102.4 million at June 30, 2003.

Total stockholders' equity increased by $2.6 million, or 3.8%, to $72.3 million at March 31, 2004 from $69.7 million at June 30, 2003. The Company repurchased 54,500 shares of its common stock during the nine months ended March 31, 2004 at a cost of $1.2 million. A repurchase program announced in August 2003 provided for the repurchase of up to 377,000 shares, or approximately 10% of the then outstanding shares, in open market purchases. At March 31, 2004 up to 367,000 shares may yet be purchased under this program. The Company's management believes that stock repurchases are an appropriate deployment of a portion of the Company's capital that enhances shareholder value when the Company's common stock is repurchased at an appropriate price. With capital levels in excess of regulatory requirements, as demonstrated in the capital table included later in this report, and a basic core surplus of liquid assets in excess of short term liabilities that totals $58.7 million, or 9.36%, at March 31, 2004, the Company believes it can implement these repurchase programs without adversely affecting its capital or liquidity positions or its ability to pay future dividends. In addition, stock repurchase programs may reduce price volatility and enhance the liquidity of the Company's common stock, which is generally advantageous for shareholders.

Earnings totaled $1.5 million and $4.5 million, respectively, for the three months and nine months ended March 31, 2004. Excluding dividends on unallocated Employee Stock Ownership Plan ("ESOP") shares, dividends declared during the nine months ended March 31, 2004 totaled $950,587.

Asset quality

Non-performing assets totaled $5.5 million, or 0.87% of total assets at March 31, 2004 and $5.1 million, or 0.81% of total assets at June 30, 2003.

The allowance for loan losses is increased by the provision for loan losses charged to operations and reduced by net charge-offs. Management establishes the allowance for loan losses through a process that begins with estimates of probable loss inherent in the portfolio based on various statistical analyses. These analyses consider historical and projected default rates and loss severities; internal risk ratings; and geographic, industry and other environmental factors. In establishing the allowance for loan losses, management also considers the Company's current business strategy and credit processes, including compliance with established guidelines for credit limits, credit approvals, loan underwriting criteria and loan workout procedures.

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

Based on relevant and presently available information, management believes that the current allowance for loan losses represents all known and inherent losses in the Company's portfolio that are both probable and reasonably estimable. Following are tables presenting (a) a summary of the allowance for loan losses and (b) non-performing asset balances for or at the periods or dates indicated.

      (a)   Summary of the allowance for loan losses

                                        Three months ended                    Nine months ended
                                             March 31,                              March 31,
                                        2004             2003                2004             2003
                                    -----------------------------       -----------------------------
Balance at beginning of period      $ 4,862,531       $ 4,660,178       $ 4,615,285       $ 4,583,897
Provision for losses                    450,000           200,000         1,075,000         1,430,000
Charge-offs                            (395,285)         (372,560)         (808,698)       (1,744,696)
Recoveries                               30,321            92,156            65,980           310,573
                                    -----------       -----------       -----------       -----------
Balance at end of period            $ 4,947,567       $ 4,579,774       $ 4,947,567       $ 4,579,774
                                    ===========       ===========       ===========       ===========

      (b)   Non-performing assets

                                                         March 31, 2004         June 30, 2003
                                                         --------------         -------------

                                                                 (Dollars in thousands)
Loans accounted for on a non-accrual basis:
  One-to-four family                                        $    1,053           $      335
  Multi-family residential                                          --                2,426
  Commercial real estate                                         1,278                  628
  Commercial business                                              812                   --
  Consumer                                                         362                  302
                                                            ----------           ----------
    Total                                                   $    3,505           $    3,691
                                                            ----------           ----------

Loans 90 days past due and still accruing (1):
  One-to-four family                                        $    1,313           $      997
  Multi-family residential                                          --                   --
  Commercial real estate                                            --                   --
  Commercial business                                               --                   --
  Consumer                                                          --                   --
                                                            ----------           ----------
    Total                                                   $    1,313           $      997
                                                            ----------           ----------
    Total non-performing loans                              $    4,818           $    4,688
                                                            ----------           ----------
Other non-performing assets (2)                             $      717           $      412
                                                            ----------           ----------
   Total non-performing assets                              $    5,535           $    5,100
                                                            ==========           ==========
Restructured loans not included in other
  non-performing categories above (3)                       $    3,121           $    3,005
                                                            ==========           ==========

Non-performing loans as a % of total loans                        1.12%                1.13%
Non-performing loans as a % of total assets                       0.76%                0.75%
Non-performing assets as a % of total assets                      0.87%                0.81%

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

Capital

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of March 31, 2004 the Bank was in compliance with all regulatory capital requirements. Capital levels in excess of regulatory requirements enabled the Bank to pay dividends to the Company in order to fund common stock repurchases. The Bank's required, actual and excess capital levels as of March 31, 2004 were as follows:

                                                                          Excess of
                                                                         Actual Over
                            Required       % of     Actual     % of      Regulatory
                             Amount       Assets    Amount    Assets    Requirement
                             ------       ------    ------    ------    -----------
                                             (Dollars in thousands)
Tangible Capital            $ 9,168        1.5%    $46,589      7.62%      $37,421
Tier 1 leverage (core)       18,336        3.0%     46,589      7.62%       28,253
Risk-based Capital           33,609        8.0%     51,237     12.20%       17,628

Liquidity

The Company is required by OTS regulation to maintain sufficient liquidity to assure its safe and sound operation. Liquid assets include cash, certain time deposits, banker's acceptances and specified United States government, state or federal agency obligations. The Company's liquidity position is sufficient to enable the Company to deploy a portion of such liquidity for stock repurchases. The Company adjusts its liquid assets in order to meet funding needs for deposit outflows, payment of real estate taxes from escrowed funds, when applicable, loan commitments and capital strategies. The Company also adjusts liquidity as appropriate to meet its asset/liability objectives.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED March 31, 2004 and 2003

General. Net earnings for the three months ended March 31, 2004 totaled $1.5 million, or basic and diluted earnings per share of $0.41 and $0.40, respectively. Net earnings for the three months ended March 31, 2003 totaled $1.8 million, or basic and diluted earnings per share of $0.46 and $0.45, respectively.

Interest Income. Interest income decreased by $811,000, or 9.6%, to $7.6 million for the three months ended March 31, 2004 from $8.4 million for the three months ended March 31, 2003. The average yield on interest-earning assets decreased by 47 basis points to 5.53% for the three months ended March 31, 2004 from 6.00% for the three months ended March 31, 2003. The average balance of interest-earning assets decreased by $3.2 million, or 0.6%, to $559.5 million for the three months ended March 31, 2004 from $562.7 million for the three months ended March 31, 2003.

Interest income on loans receivable decreased by $294,000, or 4.2%, to $6.7 million for the three months ended March 31, 2004 from $7.0 million for the three months ended March 31, 2003. The decrease in interest income on loans was primarily due to a decrease in the average yield on loans. The average yield on loans receivable decreased by 90 basis points to 5.90% for the three months ended March 31, 2004 from 6.80% for the three months ended March 31, 2003. The decrease in the average yield on loans was due to refinancing activity and to interest rate reductions for adjustable-rate loans in the generally lower market interest rate environment during the current year period. Partially offsetting the decrease in interest income due to lower yields was an increase in the average balance of loans receivable. The average balance of loans receivable increased by $45.3 million, or 11.0%, to $459.0 million for the three months ended March 31, 2004 from $413.7 million or the three months ended March 31, 2003. The increase in the average balance of loans receivable was primarily funded by proceeds from the maturity and sale of investment securities. The sale of $37.1 million of residential loans occurred at the end of March and therefore had minimal effect on the average balance of loans for the three months ended March 31, 2004.

Interest income on investment securities decreased by $500,000, or 36.3%, to $878,000 for the three months ended March 31, 2004 from $1.4 million for the three months ended March 31, 2003. The decrease in interest income on investment securities was primarily due to a decrease in the average balance. The average balance of investment securities decreased by $43.1 million, or 31.5% to $93.9 million for the three months ended March 31, 2004 from $137.0 million for the three months ended March 31, 2003. In addition, the average tax-equivalent yield on investment securities decreased by 21 basis points to 4.01% for the three months ended March 31, 2004 from 4.22% for the three months ended March 31, 2003 in the generally lower market interest rate environment.

Interest Expense. Interest expense decreased by $691,000, or 18.2%, to $3.1 million for the three months ended March 31, 2004 from $3.8 million for the three months ended March 31, 2003 primarily due to a decrease in the average cost of interest-bearing liabilities. The average cost of interest-bearing liabilities decreased by 42 basis points to 2.43% for the nine months ended March 31, 2004 from 2.85% for the nine months ended March 31, 2003. Interest on deposits decreased by $689,000, or 26.8%, to $1.9 million for the three months ended March 31, 2004 from $2.6 million for the three months ended March 31, 2003. The average cost of deposits decreased by 51 basis points to 1.90% for the three months ended March 31, 2004 from 2.41% for the three months ended March 31, 2003. The decrease in the average cost of deposits was due to changes in the mix of deposit types and to the generally lower market interest rate environment during the three months ended March 31, 2004. The average balance of non-interest-bearing deposits increased by $16.0 million, or 74.6%, to $37.4 million for the three months ended March 31, 2004 from

$21.4 million for the three months ended March 31, 2003 while the average balance of generally higher-rate fixed-term time deposits decreased by $12.6 million between the same periods. Also contributing to the decrease in interest on deposits was a decrease in the average balance of interest-bearing deposits. The average balance of interest-bearing deposits decreased by $29.6 million, or 6.9%, to $398.4 million for the three months ended March 31, 2004 from $428.0 million for the three months ended March 31, 2003.

Interest on FHLB advances and other borrowings totaled $1.2 million for each of the three month periods ended March 31, 2004 and 2003. The average cost of borrowings decreased by 40 basis points to 4.25% for the three months ended March 31, 2004 from 4.65% for the three months ended March 31, 2003. Offsetting the decrease in the average cost of borrowings was an increase in the average balance of borrowings. The average balance of borrowings increased by $10.3 million, or 9.8%, to $115.5 million for the three months ended March 31, 2004 from $105.2 million for the three months ended March 31, 2003.

Net Interest Income. Net interest income before provision for losses on loans decreased by $120,000, or 2.6%, to $4.5 million for the three months ended March 31, 2004 from $4.6 million for the three months ended March 31, 2003 primarily due to lower yields on interest-earning assets in the extended historically low market interest rate environment. The Company maintained a net interest margin of 3.26% for the each of the three months ended March 31, 2004 and 2003 largely due to the shift in the mix of interest-earning assets between loans receivable and investments securities and the shift in interest-bearing liabilities between non-interest-earning deposits and time deposits as described above.

Provision for Losses on Loans. Provision for losses on loans totaled $450,000 for the three months ended March 31, 2004 and $200,000 for the three months ended March 31, 2003. During the three months ended March 31, 2004 and 2003 the Company recorded net charge-offs totaling $365,000 and $280,000, respectively. For more information on asset quality see "Asset Quality" in Management's Discussion and Analysis of Financial Condition.

Noninterest Income. Noninterest income decreased by $168,000, or 5.7%, to $2.8 million for the three months ended March 31, 2004 from $2.9 million for the three months ended March 31, 2003. The decrease in noninterest income was largely due to decreases in service charges on loans. Service charges on loans decreased by $285,000, or 66.8%, to $142,000 for the three months ended March 31, 2004, from $427,000 for the three months ended March 31, 2003. The decrease in service charges on loans was primarily due to a decrease of $248,000 in penalty income related to commercial loan prepayments. The decrease in noninterest income was also partly due to a gain of $221,000 on the sale of securities that was recorded during the three months ended March 31, 2003. No gain on the sale of securities was recorded for the same period of the current fiscal year.

Partly offsetting the decreases in noninterest income was an increase in gain on sale of loans. Gain on sale of loans increased by $383,000, or 71.7%, to $917,000 for the three months ended March 31, 2004 from $534,000 for the three months ended March 31, 2003. The increase in gain on sale of loans was due to the sale of $37.1 million of fixed-rate 15-year residential mortgages in order to mitigate interest rate risk. The net gain on the sale of these loans in March 2004 totaled $791,000. During the three months ended March 31, 2003 the Company recorded a gain of $165,000 on the sale of its credit card portfolio. Gains from the Company's ongoing origination and concurrent sale of fixed rate mortgages to investors decreased by $243,000 for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 due to a slowdown in mortgage origination activity, particularly refinancing, after an extended period of low market interest rates. Real estate-related income generated by the Company's subsidiaries was also affected by the slowdown in mortgage activity. Income from real estate-related activities decreased by $90,000, or 22.1%, to $319,000 for the three months ended March 31, 2004 from $409,000 for the three months ended March 31, 2003.

Noninterest expense. Largely offsetting the decrease in noninterest income was a decrease in noninterest expense. Noninterest expense decreased by $150,000, or 3.2%, to $4.6 million for the three months ended March 31, 2004 from $4.7 million, for the three months ended March 31, 2003. The decrease in noninterest expense was partly due to a decrease in amortization expense for mortgage servicing assets. Such amortization expense totaled $90,000 for the three months ended March 31, 2003, while no expense was recorded for the three months ended March 31, 2004 since these assets had been fully amortized. The Company will commence amortization of the mortgage servicing asset related to the March 2004 loan sale during the next fiscal quarter that ends on June 30, 2004. (See "Note 5.Intangible assets" in the Notes to Condensed Consolidated Financial Statements.) The decrease in noninterest expense was also due to a decrease of $74,000 in valuation adjustments on other real estate owned for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Additionally, office property and equipment expense decreased by $59,000, or 8.1%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Partly offsetting the decreases in noninterest expense was an increase in compensation and benefits expense. Compensation and benefits expense increased by $168,000, or 6.5%, to $2.7 million for the three months ended March 31, 2004 from $2.6 million for the three months ended March 31, 2003 largely due to annual salary increases in January 2004.

Net earnings and income tax expense. Net earnings before income taxes decreased by $388,000, or 14.6%, to $2.3 million for the three months ended March 31, 2004 from $2.7 million for the three months ended March 31, 2003 primarily due to the decrease in net interest income and the increase in provision for loan losses. Income tax expense totaled $751,000, or an effective tax rate of 33.2%, and $870,000, or an effective tax rate of 32.8%, respectively, for the three months ended March 31, 2004 and 2003.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
March 31, 2004 and 2003

General. Net earnings totaled $4.5 million for each of the nine month periods ended March 31, 2004 and 2003. Basic and diluted earnings per share were $1.23 and $1.19, respectively, and $1.15 and $1.12, respectively, for the nine months ended March 31, 2004 and 2003.

Interest Income. Interest income decreased by $3.7 million, or 13.7%, to $23.4 million for the nine months ended March 31, 2004 from $27.1 million for the nine months ended March 31, 2003. The decrease in interest income was due to decreases in both the average yield and the average balance of interest-earning assets. The average yield on interest-earning assets decreased by 77 basis points to 5.59% for the nine months ended March 31,

2004 from 6.36% for the nine months ended March 31, 2003, primarily due to lower yields on interest-earning assets in the continued low market interest rate environment. In addition, the average balance of interest-earning assets decreased by $7.0 million, or 1.2%, to $560.3 million for the nine months ended March 31, 2004 from $567.3 million for the nine months ended March 31, 2003.

Interest income on loans decreased by $2.0 million, or 9.2%, to $20.4 million for the nine months ended March 31, 2004 from $22.4 million for the nine months ended March 31, 2003. The decrease in interest income on loans was primarily due to a decrease in the average yield on loans. The average yield on loans decreased by 115 basis points to 6.02% for the nine months ended March 31, 2004 from 7.17% for the nine months ended March 31, 2003. The decrease in the average yield on loans was due to refinancing activity, current loan production in a low interest rate environment and interest rate reductions for adjustable-rate loans in the generally lower market interest rate environment during the current year period. Partially offsetting the decrease in interest income due to lower yields was an increase in the average balance of loans. The average balance of loans increased by $33.5 million, or 8.1%, to $450.2 million for the nine months ended March 31, 2004 from $416.7 million for the nine months ended March 31, 2003. The increase in the average balance of loans was primarily funded by proceeds from the maturity and sale of investment securities.

Interest income on investment securities decreased by $1.6 million, or 35.6%, to $3.0 million for the nine months ended March 31, 2004 from $4.6 million for the nine months ended March 31, 2003. The decrease in interest income on investment securities was primarily due to a decrease in the average balance. The average balance of investment securities decreased by $39.7 million, or 27.3% to $105.7 million for the nine months ended March 31, 2004 from $145.4 million for the nine months ended March 31, 2003. In addition, the average tax-equivalent yield on investment securities decreased by 41 basis points to 3.98% for the nine months ended March 31, 2004 from 4.39% for the nine months ended March 31, 2003 in the generally lower market interest rate environment.

Interest Expense. Interest expense decreased by $2.9 million, or 22.9%, to $9.7 million for the nine months ended March 31, 2004 from $12.6 million for the nine months ended March 31, 2003. The decrease in interest expense was primarily due to a decrease in interest on deposits. Interest on deposits decreased by $2.9 million, or 32.4%, to $5.9 million for the nine months ended March 31, 2004 from $8.8 million for the nine months ended March 31, 2003. The average cost of deposits decreased by 76 basis points to 1.95% for the nine months ended March 31, 2004 from 2.71% for the nine months ended March 31, 2003. The decrease in the average cost of deposits was due to changes in the mix of deposit types and to the generally lower market interest rate environment during the nine months ended March 31, 2004. Also contributing to the decrease in interest on deposits was a decrease in the average balance of interest-bearing deposits. The average balance of interest-bearing deposits decreased by $27.9 million, or 6.5%, to $403.3 million for the nine months ended March 31, 2004 from $431.2 million for the nine months ended March 31, 2003. In addition, the Company lowered rates on deposit products and increased its use of wholesale funding from the FHLB with generally lower interest costs than term deposits.

Interest on FHLB advances and other borrowings totaled $3.8 million for each of the nine months ended March 31, 2004 and 2003. The average cost of borrowings decreased by 52 basis points to 4.23% for the nine months ended

March 31, 2004 from 4.75% for the nine months ended March 31, 2003. Offsetting the decrease in the average cost of borrowings was an increase in the average balance of borrowings. The average balance of borrowings increased by $11.7 million, or 10.9%, to $118.5 million for the nine months ended March 31, 2004 from $106.8 million for the nine months ended March 31, 2003.

Net Interest Income. Net interest income before provision for losses on loans decreased by $836,000, or 5.8%, to $13.7 million for the nine months ended March 31, 2004 from $14.5 million for the nine months ended March 31, 2003 primarily due to a decrease in the Company's net interest margin. The Company's net interest margin decreased by 10 basis points to 3.27% for the nine months ended March 31, 2004 from 3.37% for the nine months ended March 31, 2003. Changes in the mix of interest-earning assets and interest-bearing liabilities partially mitigated the compression of the net interest margin in the continued low interest rate environment. An increase in the average balance of loans was offset by a decrease in the average balance of relatively lower-yielding investment securities. In addition, a decrease in the average balance of time deposits was partially offset by an increase in the average balance of non-interest-bearing deposit accounts.

Provision for Losses on Loans. Provision for losses on loans decreased by $355,000, or 24.8% to $1.1 million for the nine months ended March 31, 2004 from $1.4 million for the nine months ended March 31, 2003. During the nine months ended March 31, 2004 and 2003 the Company recorded net charge-offs totaling $743,000 and $1.4 million, respectively. For more information on asset quality see "Asset Quality" in Management's Discussion and Analysis of Financial Condition.

Noninterest Income. Noninterest income decreased by $321,000, or 4.3%, to $7.2 million for the nine months ended March 31, 2004 from $7.5 million for the nine months ended March 31, 2003. The decrease in noninterest income was largely due to a net loss on sale of securities that totaled $65,000 for the nine months ended March 31, 2004. In comparison, the Company recorded a gain of $259,000 on the sale of securities for the nine months ended March 31, 2003. The decrease in noninterest income was also due to a decrease in service charges on loans. Service charges on loans decreased by $303,000, or 38.2%, to $490,000 for the nine months ended March 31, 2004, from $793,000 for the three months ended March 31, 2003. The decrease in service charges on loans was largely due to a decrease of $263,000 in penalty income related to commercial loan prepayments. In addition, fees on loans serviced by the Company for other investors decreased by $82,000 for the nine months ended March 31, 2004 as compared to same period of the prior fiscal year due to lower principal balances serviced after substantial refinancing activity in the extended low interest rate environment.

Partially offsetting these decreases in noninterest income was an increase in service charges on deposit accounts that totaled $237,000 for the nine months ended March 31, 2004 as compared to the nine months ended March 31, 2003. The increase in service charges on deposit accounts was primarily due to an increase in overdraft activities on retail accounts and the resulting service fees assessed. In addition, the restructuring of the Company's checking and savings accounts included a more favorable service charge schedule.

Also offsetting the decreases in noninterest income was an increase in gain on sale of loans. Gain on sale of loans increased by $213,000, or 17.9%, to $1.4 million for the nine months ended March 31, 2004 from $1.2 million for the nine months ended March 31, 2003. The increase in gain on sale of loans was partly due to a $791,000 gain on the sale of $37.1 million of fixed-rate 15-year residential mortgages in March 2004. During the nine months ended March 31, 2003 the Company recorded a gain of $165,000 on the sale of its credit card portfolio. Gains from the Company's ongoing origination and concurrent sale of fixed rate mortgages to investors decreased by $412,000 for the nine months ended March 31, 2004 as compared to the nine months ended March 31, 2003 due to a slowdown in mortgage origination activity, particularly refinancing, after an extended period of low market interest rates. Real estate-related income generated by the Company's subsidiaries was also affected by the slowdown in mortgage activity. Income from real estate-related activities decreased by $125,000, or 11.0%, to $1.0 million for the three months ended March 31, 2004 from $1.1 million for the three months ended March 31, 2003.

Noninterest expense. More than offsetting the decrease in noninterest income was a decrease in noninterest expense. Noninterest expense decreased by $709,000, or 5.1%, to $13.1 million for the nine months ended March 31, 2004 from $13.8 million for the nine months ended March 31, 2003 primarily due to a decrease in other noninterest expense. The decrease in other noninterest expense was partly due to a decrease in expense for the amortization of mortgage servicing assets. Such amortization expense totaled $270,000 for the nine months ended March 31, 2003, while no expense was recorded for the nine months ended March 31, 2004 since these assets had been fully amortized. Amortization of the mortgage servicing asset created by the March 2004 loan sale did not commence until April 2004. Other noninterest expense also decreased due to a decrease of $72,000 in recruiting expense; a decrease of $117,000 in per account service fee expense due to the elimination of special features attached to eligible retail transaction accounts that had been provided by a third party vendor; and, a decrease of $125,000 in valuation adjustments on other real estate owned properties and repossessed assets for the nine months ended March 31, 2004 as compared to the nine months ended March 31, 2003. Additionally, advertising expense decreased by $42,000, or 14.0%, to $255,000 for the nine months ended March 31, 2004 from $297,000 for the nine months ended March 31, 2003. Partly offsetting the decreases in noninterest expense was an increase in compensation and benefits expense. Compensation and benefits expense increased by $109,000, or 1.5%, to $7.6 million for the nine months ended March 31, 2004 from $7.5 million for the nine months ended March 31, 2003 largely due to annual salary increases in January 2004.

Net earnings and income tax expense. Net earnings before income taxes decreased by $94,000, or 1.4%, to $6.7 million for the nine months ended March 31, 2004 from $6.8 million for the nine months ended March 31, 2003. Income tax expense totaled $2.2 million, or an effective tax rate of 33.1%, and $2.3 million, or an effective tax rate of 33.4%, respectively, for the nine months ended March 31, 2004 and 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company's market risk is primarily comprised of interest rate risk resulting from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates might adversely affect the Company's net interest income or the economic value of its portfolio of assets, liabilities and off-balance-sheet contracts. Management continually develops and applies strategies to mitigate this risk. During the three months ended March 31, 2004 the Company sold $37.1 million of 15-year fixed-rate residential loans with an average yield of 4.92% in anticipation of a potential increase in market interest rates that could erode the market value of those loans. The Company primarily relies on the OTS Net Portfolio Value Model (the "Model") to measure its susceptibility to interest rate changes. For various assumed hypothetical changes in market interest rates, the Model estimates the current economic value of each type of asset, liability and off-balance-sheet contract. The present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts results in a net portfolio value ("NPV") estimate. An analysis of the changes in NPV in the event of hypothetical changes in interest rates is presented in the Form 10-K filed by the Company for the fiscal year ended June 30, 2003. The Company's NPV ratio after a 200 basis point rate-shock was 6.91% and 6.79%, respectively, at December 31, 2003 and June 30, 2003 as measured by the OTS Model. Management expects to see an improvement in the Company's primary market risk exposures at March 31, 2004 as compared to December 31, 2003 and June 30, 2003 due to the sale of the residential loans mentioned above and the investment of the proceeds in short-term liquid assets. However, the Company's primary market risk exposure has not yet been quantified at March 31, 2004, and the complexity of the Model makes it difficult to accurately predict results.

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

Item 1. Legal Proceedings

      There are various claims and lawsuits in which the Registrant is periodically involved incidental to the Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

      The Company did not purchase any shares of its common stock during the three months ended March 31, 2004.

      On August 21, 2003 the Company announced that its Board of Directors had authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 377,000 shares, or 10% of its issued and outstanding shares of common stock. Under this stock repurchase program 367,000 shares may yet be purchased as of March 31, 2004. The expiration date of the program is August 21, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

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

(a)   Exhibits

      Exhibit 31.1      Certification of Chief Executive Officer
                          Pursuant to Section 302

      Exhibit 31.2      Certification of Chief Financial Officer
                          Pursuant to Section 302

      Exhibit 32        Statement Pursuant to Section 906

(b)   Reports on Form 8-K

A report on Form 8-K was filed on January 21, 2004. The event reported was the Company's announcement of results of operations for the three months and six months ended December 31, 2003 and declaration of a dividend in a press release dated January 20, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                           FIRST FEDERAL BANKSHARES, INC.


      DATE: May 14, 2004                   BY: /s/ Barry E. Backhaus
                                               ---------------------------------
                                               Barry E. Backhaus
                                               President and
                                               Chief Executive Officer


      DATE: May 14, 2004                   BY: /s/ Colin D. Anderson
                                               ---------------------------------
                                               Colin D. Anderson
                                               Senior Vice President and
                                               Chief Financial Officer