Form 10-K
period 2004-06-30
FIRST FEDERAL BANKSHARES INC
filed 2004-09-28
CIK 1075348

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED]

      For the Fiscal Year Ended June 30, 2004

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED]

      For the transition period from _______________ to ______________________

                         Commission File Number 0-25509

                         FIRST FEDERAL BANKSHARES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                42-1485449
                 --------                                -----------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)               Identification Number)

    329 Pierce Street, Sioux City, Iowa                     51101
    -----------------------------------                     -----
 (Address of Principal Executive Offices)                 Zip Code

                                 (712) 277-0200
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act: None
                                                            ----

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES |X|. NO |_|.

      As of September 3, 2004, there were issued and outstanding 3,718,139 shares of the Registrant's Common Stock.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price, as reported by the NASDAQ National Market, on December 31, 2003 was $78,332,933. This amount does not include shares held by the Bank's Employee Stock Ownership Plan and by officers and directors.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Part II of Form 10-K--Annual Report to Stockholders for the fiscal year ended June 30, 2004.

2. Part III of Form 10-K--Proxy Statement for the 2004 Annual Meeting of Stockholders.

                                     PART I
                                     ------

ITEM 1 BUSINESS
------ --------

General

      First Federal Bankshares, Inc.

      First Federal Bankshares, Inc. (the "Company" or the "Registrant") is a Delaware corporation that serves as the holding company for First Federal Bank, a federally chartered stock savings bank headquartered in Sioux City, Iowa (the "Bank"). As of June 30, 2004, the Company owned 100% of the Bank's common stock, and currently the Company engages in no other significant activities beyond its ownership of such common stock. Consequently, its net income is derived primarily from the Bank's operation.

      Prior to April 13, 1999, the Bank's common stock was owned approximately 53.49% by First Federal Bankshares, M.H.C. (the "Mutual Holding Company") and 46.51% by public stockholders. On April 13, 1999, pursuant to a Plan of Conversion and Reorganization, and after a series of transactions, the Company was formed to own all of the capital stock of the Bank, and the Company sold the ownership interest in the Bank previously held by the Mutual Holding Company to the public in a subscription offering that resulted in net cash proceeds of approximately $23 million. Public stockholders of the Bank had their shares exchanged into 2,182,807 shares of common stock of the Company (representing an exchange ratio of 1.64696 shares of Company common stock for each share of Bank common stock). The Mutual Holding Company ceased to exist following the reorganization. The reorganization was accounted for in a manner similar to a pooling of interests and did not result in any significant accounting adjustments. As a result of the reorganization, the consolidated financial statements for prior periods have been restated to reflect the changes in the par value of common stock from $1.00 per share (for the Bank's common stock) to $0.01 per share (for the Company's common stock). At June 30, 2004, the Company had total assets of $615.5 million, total deposits of $429.2 million and stockholders' equity of $71.5 million.

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

      The Bank conducts operations through its main office in Sioux City, Iowa, and its 15 branch offices in northwest and central Iowa and northeast Nebraska. On June 29, 2004 the Bank entered into a definitive agreement providing for the sale of two northwest Iowa branches to another financial institution. The transaction was completed on September 20, 2004. Deposits totaling $27.1 million and loans totaling $17.0 were included in the sale.

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

Market Area

      The Registrant conducts operations through its main office in Sioux City, Iowa, which is located on the western border of Iowa, and its 15 branch offices in northwest and central Iowa and northeast Nebraska. Two northwest Iowa branches were sold to another financial institution in September 2004. The Registrant gained access to the central Iowa market as a result of the acquisition of financial institutions headquartered in Grinnell and Newton, Iowa in 1998 and 1999. These cities are located within an hour's drive of Des Moines, Iowa, the state capital and largest metropolitan area in Iowa. The Newton acquisition included a branch office located in West Des Moines, Iowa, which is a high-growth residential and commercial development area. The population of Sioux City, West Des Moines, Newton and Grinnell is approximately 85,000, 42,000, 15,000 and 9,000, respectively. The total population of the Registrant's primary market area is approximately 450,000. Most employment in the
Registrant's primary market area is in agriculture and agriculture-related industries, but also includes significant manufacturing and service businesses. Major employers in the northwest Iowa primary market area, which includes contiguous portions of Nebraska and South Dakota, include Tyson Foods, MCI Telemarketing, Sioux Honey Association, Wells Dairy, Interbake Foods, Gateway, Great West Casualty, the 185th Fighter Group of the Iowa Air National Guard, Mercy Medical Center, St. Luke's Regional Medical Center, American Identity and Diamond Vogel Paint. Major employers in the central Iowa primary market area include Grinnell College, Principal Financial, Wells Fargo, Grinnell Mutual Insurance Company, Iowa Telecom, Grinnell Regional Medical Center, Donaldson Company, Maytag Corporation, Skiff Medical Center, Newton Manufacturing, and Vernon Company.

      The Registrant's business and operating results are significantly affected by the general economic conditions prevalent in its primary market area. The Registrant's primary market area is projected to experience moderate population growth in northwest Iowa, central Iowa and Nebraska, but strong growth in the West Des Moines market.

Lending Activities

      General. Historically, the principal lending activity of the Registrant has been the origination or purchase of mortgage loans secured by one- to four-family residential properties. The Registrant also originates loans secured by commercial real estate and multi-family units and purchases participation interests in multi-family loans and commercial real estate loans originated by other lenders in the Midwest. Multi-family and commercial real estate loans totaled $146.5 million, $113.1 million and $137.8 million, respectively, at June 30, 2004, 2003 and 2002. In recent years, the Registrant has increased its consumer lending activities to broaden services offered to customers and to improve the Registrant's interest rate risk exposure.

      The Registrant has sought to make its interest earning assets more interest rate sensitive by actively originating variable rate loans, such as ARM loans, adjustable rate second mortgage loans and medium-term consumer loans. The Registrant also purchases mortgage-backed securities with adjustable rates. At June 30, 2004, approximately $211.5 million or 44.7% of the Registrant's total loan and mortgage-backed securities portfolio had variable interest rates.

      The Registrant actively originates fixed rate mortgage loans, generally with 10 to 30 year terms to maturity secured by one- to four-family residential properties. One- to four-family fixed rate loans generally are originated and underwritten for resale in the secondary mortgage market. The Registrant sold $75.8 million, $62.7 million and $69.9 million, respectively, of one- to four-family fixed rate residential loans during the fiscal years ended June 30, 2004, 2003 and 2002. The Registrant also actively originates loans insured or guaranteed by the United States Government or agencies thereof, such as VA, Rural Development and FHA loans. The Registrant also originates interim construction loans on one- to four-family residential properties and construction loans on commercial real estate and multi-family units.

      Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Registrant's loan portfolio, by type of loan on the dates indicated.

                                                                                At June 30,
                                                ----------------------------------------------------------------------------
                                                         2004                       2003                       2002
                                                ----------------------     ----------------------     ----------------------
                                                  Amount      Percent        Amount      Percent        Amount      Percent
                                                ---------    ---------     ---------    ---------     ---------    ---------
                                                                           (Dollars in Thousands)
  One- to four-family units (1) .............   $ 164,579        38.11%    $ 191,890        46.22%    $ 164,816        39.40%
  Multi-family dwelling units (2) ...........      45,156        10.45        35,051         8.44        56,537        13.51
  Commercial real estate (3) ................     101,297        23.46        78,064        18.80        81,232        19.42
  Commercial business loans .................      29,633         6.86        16,256         3.91        15,502         3.71
  Home equity and second mortgage ...........      38,377         8.89        36,962         8.90        40,347         9.64
  Auto loans ................................      17,755         4.11        26,292         6.33        32,168         7.69
  Loans on deposits .........................         505         0.12           511         0.12           672         0.16
  Other non-mortgage loans (4) ..............      39,281         9.09        35,077         8.45        32,569         7.78
                                                ---------    ---------     ---------    ---------     ---------    ---------
    Total ...................................     436,583       101.09       420,103       101.17       423,843       101.31

Less
  Allowance for loan losses .................      (4,316)       (1.00)       (4,615)       (1.11)       (4,584)       (1.10)
  Loans in process ..........................        (801)       (0.19)         (410)       (0.10)       (1,500)       (0.36)
  Net unearned premiums on loans ............       1,880         0.44         1,965         0.47         2,076         0.50
  Deferred loan fees ........................      (1,489)       (0.34)       (1,776)       (0.43)       (1,453)       (0.35)
                                                ---------    ---------     ---------    ---------     ---------    ---------
    Total loans, net ........................   $ 431,857       100.00     $ 415,267       100.00%    $ 418,382       100.00%
                                                =========    =========     =========    =========     =========    =========

                                                                   At June 30,
                                                -------------------------------------------------
                                                         2001                       2000
                                                ----------------------     ----------------------
                                                 Amount       Percent        Amount      Percent
                                                ---------    ---------     ---------    ---------
                                                              (Dollars in Thousands)
  One- to four-family units (1) .............   $ 181,034        43.32%    $ 325,057        64.36%
  Multi-family dwelling units (2) ...........      62,040        14.85        54,455        10.78
  Commercial real estate (3) ................      79,025        18.91        54,594        10.81
  Commercial business loans .................      14,976         3.58         8,533         1.69
  Home equity and second mortgage ...........      38,224         9.15        35,695         7.07
  Auto loans ................................      24,212         5.79        13,801         2.73
  Loans on deposits .........................         802         0.19           659         0.13
  Other non-mortgage loans (4) ..............      22,538         5.39        16,887         3.34
                                                ---------    ---------     ---------    ---------
    Total ...................................     422,851       101.18       509,681       100.91

Less
  Allowance for loan losses .................      (4,737)       (1.13)       (3,394)       (0.67)
  Loans in process ..........................        (458)       (0.11)         (550)       (0.11)
  Net unearned premiums on loans ............       1,537         0.37         1,684         0.33
  Deferred loan fees ........................      (1,295)       (0.31)       (2,331)       (0.46)
                                                ---------    ---------     ---------    ---------
    Total loans, net ........................   $ 417,898       100.00%    $ 505,090       100.00%
                                                =========    =========     =========    =========

----------
(1)   Includes construction loans on one- to four-family units.

(2)   Includes construction loans on multi-family dwelling units.

(3)   Includes construction loans on commercial real estate.

(4) Includes other secured non-mortgage loans, credit card loans, education loans and unsecured personal loans.

      Loan and Mortgage-Backed Securities Maturity Schedule. The following table sets forth certain information as of June 30, 2004, regarding the dollar amount of loans and the carrying value of mortgage-backed securities maturing in the Registrant's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans and mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due.

                                                                            One      Three     Five       Ten
                                                                          Through   Through   Through    Through   Beyond
                                                                Within     Three     Five       Ten      Twenty    Twenty
                                                               One Year    Years     Years     Years      Years     Years     Total
                                                               --------   -------   -------   --------   -------   ------   --------
                                                                                           (In Thousands)
First mortgage loans:
  One- to four-family residences:
   Adjustable ..............................................   $ 23,302   $12,666   $14,112   $    695   $    --   $   --   $ 50,775
   Fixed ...................................................      3,819       901     3,038     63,136    39,064    3,846    113,804
                                                               --------   -------   -------   --------   -------   ------   --------
   Total one- to four-family ...............................     27,121    13,567    17,150     63,831    39,064    3,846    164,579

Multi-family and commercial real estate:
  Adjustable ...............................................     56,280    15,724    37,550        514        --       --    110,068
  Fixed ....................................................      5,185    13,053    16,193      1,731       223       --     36,385
                                                               --------   -------   -------   --------   -------   ------   --------
  Total multi-family and commercial ........................     61,465    28,777    53,743      2,245       223       --    146,453

Commercial loans:
  Adjustable ...............................................     18,501        --       741         --        --       --     19,242
  Fixed ....................................................      1,402     1,620     6,946        204       219       --     10,391
                                                               --------   -------   -------   --------   -------   ------   --------
  Total commercial loans ...................................     19,903     1,620     7,687        204       219       --     29,633

Consumer loans and other non-mortgage loans:
  Adjustable ...............................................      6,960        --        --         --        --       --      6,960
  Fixed ....................................................      2,598    13,012    16,961     39,065    17,048      274     88,958
                                                               --------   -------   -------   --------   -------   ------   --------
  Total consumer loans and other non-mortgage
    loans ..................................................      9,558    13,012    16,961     39,065    17,048      274     95,918

Total loans receivable .....................................   $118,047   $56,976   $95,541   $105,345   $56,554   $4,120   $436,583
                                                               ========   =======   =======   ========   =======   ======   ========

Mortgage-backed securities (MBS):
  Fixed-rate MBS - held to maturity ........................         48       135     1,922      8,006     1,999       --     12,110
  Adjustable-rate MBS - available for sale .................     13,202     5,650     5,627         --        --       --     24,479
                                                               --------   -------   -------   --------   -------   ------   --------

Total mortgage-backed securities ...........................   $ 13,250   $ 5,785   $ 7,549   $  8,006   $ 1,999   $   --   $ 36,589
                                                               ========   =======   =======   ========   =======   ======   ========

      The following table sets forth the dollar amount of all loans maturing or repricing after June 30, 2005 which have predetermined interest rates and have floating or adjustable interest rates.

                                                                   Floating or
                                                 Predetermined      Adjustable
                                                      Rates           Rates           Total
                                                 -------------     -----------     -----------
                                                                  (In thousands)
        Real estate mortgage:
          One- to four-family.................    $    109,985     $    27,473     $   137,458
          Other mortgage loans................          31,200          53,788          84,988
        Commercial loans......................           8,989             741           9,730
        Consumer..............................          86,360              --          86,360
                                                  ------------     -----------     -----------
            Total.............................    $    236,534     $    82,002     $   318,536
                                                  ============     ===========     ===========

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

      The 60- and 90-day delinquency rates on loans purchased and originated by the Registrant were 0.8% and 1.3%, respectively, at June 30, 2004.

      At June 30, 2004, the Registrant had $164.6 million, or 38.1%, of its total loan portfolio invested in first mortgage loans secured by one-to four-family residences.

      The Registrant currently offers residential mortgage loans for terms ranging from 10 to 30 years, and with adjustable or fixed interest rates. Origination of fixed rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Registrant's interest rate risk position and loan products offered by the Registrant's competitors. During fiscal 2004, one- to four-family residential ARM loans decreased by $3.6 million, or 7.0%, to $50.8 million from $54.4 million in fiscal 2003 as borrowers chose fixed-rate loans in the generally lower interest rate environment.

      The Registrant's long-term fixed rate loans generally are originated and underwritten for resale in the secondary mortgage market. Whether the Registrant can or will sell fixed rate loans to the secondary market, however, depends on a number of factors including the yield on the loan and the term of the loan, market conditions and the Registrant's current interest rate risk position. The Registrant generally sells long-term, fixed-rate loans at origination, servicing-released. Servicing release premium is determined at loan closing, thus assuring the fee at current market rates. The Registrant's fixed rate mortgage loans are amortized on a monthly basis with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

      The Registrant's ARM loans generally adjust annually with interest rate adjustment limitations ranging from one to two percentage points per year and with a cap on total rate increases over the life of the loan. The Registrant has used different interest indexes for ARM loans, such as the one-year Treasury Constant Maturity, the Monthly National Median Cost of Funds, the National Average Contract Rate for Previously Occupied Homes and the Eleventh District Cost of Funds. The Registrant also has purchased ARM loans with various interest rate indexes. At June 30, 2004, approximately $32.3 million, or 63.5%, of the Registrant's portfolio of residential ARM loans was indexed to the one-year Treasury Constant maturity.

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

      Construction Loans. The Registrant originates loans to finance the construction of single family residential property. However, construction lending is not a significant part of the Registrant's overall lending activities because of the low level of new home construction in the Registrant's primary market area. At June 30, 2004, the Registrant had $1.0 million, or 0.2%, of its total loan portfolio invested in interim construction loans. Loans for construction of single family residential property are made with either adjustable or fixed rate terms. A construction loan fee of $400 is charged for each loan. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are structured to be converted to permanent loans originated by the Registrant at the end of the construction period, which is generally six months, not to exceed 12 months.

      The Registrant's commercial loan department also originates loans for construction to contractors and entrepreneurs. These loans include loans for the construction of single-family dwellings for speculation or customized building, apartment buildings, condominiums, nonresidential structures, and loans for the renovation of existing structures. Commercial department construction loans generally have adjustable rates and proceeds are disbursed in increments as construction progresses subject to inspections. Loans for the construction of single-family spec homes are generally paid off at the maturity of the construction loan. Construction loans on commercial real estate are often structured to convert to permanent loans originated by the Registrant at the end of the construction period, which is generally 12 to 24 months. Less frequently, loans on commercial real estate projects are structured to cover the construction period only. At June 30, 2004, the Registrant had $6.3 million, or 1.5%; $6.7 million, or 1.5%; and 6.1 million, or 1.4%, respectively, of its total loan portfolio  invested in loans for the  construction  of  single-family speculation units, multi-family residential properties and nonresidential properties. These totals include participations in construction lending purchased outside the Company's primary lending area.

      Multi-Family Residential Real Estate Loans. Loans secured by multi-family real estate constituted $45.2 million or 10.5% of the Registrant's total loan portfolio at June 30, 2004, compared to $35.1 million or 8.4% of the Registrant's total loan portfolio at June 30, 2003 and $56.5 million, or 13.5% of the total loan portfolio at June 30, 2002. The Registrant's multi-family real estate loans are secured by multi-family residences, such as apartment buildings. At June 30, 2004, 71.0% of the Registrant's multi-family loans were secured by properties located within the Registrant's primary market area. At June 30, 2004, the Registrant's multi-family real estate loans had an average balance of $695,000. The terms of each multi-family loan are negotiated on a case by case basis, although such loans typically have adjustable interest rates tied to a market index or fixed rates to amortize over 10 to 20 years with a three to ten year balloon or call option.

      The Registrant's policy is to limit multi-family real estate loans to principal balances not exceeding its loan-to-one borrower limit. At June 30, 2004, the Registrant's largest multi-family real estate borrower had an aggregate principal outstanding balance of $4.1 million, which balance was within the Registrant's loan-to-one borrower limit.

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

      Commercial Real Estate Loans. Loans secured by commercial real estate constituted $101.3 million, or 23.5%, of the Registrant's total loan portfolio at June 30, 2004. By comparison, commercial real estate loans totaled $78.1 million, or 18.8%, and $81.2 million, or 19.4% of the total loan portfolio, at June 30, 2003 and 2002, respectively. The Registrant's commercial real estate loans are secured by improved property such as offices, small business facilities, and other non-residential buildings. Of the improved properties securing such commercial real estate loans at June 30, 2004, 69.2% were located within the Registrant's primary market area. Commercial real estate loans are offered with fixed and adjustable interest rates.

      The Registrant's policy is to limit commercial real estate loans to principal balances not exceeding its loan-to-one borrower limit. At June 30, 2004, the Registrant's largest commercial real estate borrower had an aggregate principal outstanding balance of $3.9 million, which balance was within the Registrant's loan-to-one borrower limit. Additional unfunded loan commitments to this borrower totaled $284,000.

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

      Commercial Loans. The Registrant makes commercial loans primarily in its market area to a variety of professionals, sole proprietorships and small- to medium-sized businesses. At June 30, 2004, commercial loans constituted $29.6 million, or 6.9%, of the Registrant's total loan portfolio, compared to $16.3 million, or 3.9%, of the Registrant's total loan portfolio at June 30, 2003, and $15.5 million, or 3.7% of the Registrant's total loan portfolio at June 30, 2002. The Registrant offers term loans for fixed assets and working capital, revolving lines of credit, letters of credit and Small Business Administration guaranteed loans. Commercial term loans are generally offered with initial fixed rates of interest for the first 1 to 3 years and with terms of up to 10 years. Business lines of credit have floating rates of interest and are payable on demand, subject to annual review and renewal. Commercial loans with variable rates of interest are generally indexed to the highest prime rate as published daily in the Wall Street Journal.

      The Registrant's policy is to limit commercial loans to principal balances not exceeding its loan-to-one- borrower limit. At June 30, 2004, the Registrant's largest commercial borrower had an aggregate principal outstanding balance of $4.6 million, which balance was within the Registrant's loan-to-one borrower limit.

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

      As of June 30, 2004, consumer loans totaled $95.9 million, or 22.1% of the Registrant's total loan portfolio, compared to $98.8 million, or 23.8%, and $105.8 million, or 25.3%, respectively, at June 30, 2003 and 2002. The principal types of consumer loans offered by the Registrant are second mortgage loans, auto loans, home improvement loans, unsecured loans and loans secured by deposit accounts. Consumer loans are offered primarily on a fixed rate basis, and at June 30, 2004 had an average maturity of 84 months. The Registrant's home equity loans, second mortgage loans, and home improvement loans, are generally secured by the borrower's principal residence. At June 30, 2004, home equity loans, second mortgage loans, and home improvement loans, totaled $38.4 million, or 40.0% of consumer loans and 8.9% of the Registrant's total loan portfolio.

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

      Mortgage-Backed Securities. The Registrant also invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof in order to reduce interest rate risk exposure and improve liquidity. These securities, which consist primarily of mortgage-backed securities issued or guaranteed by FNMA, FHLMC and GNMA, totaled $37.0 million at June 30, 2004. The Registrant's objective in investing in mortgage-backed securities varies from time to time depending upon market interest rates, local mortgage loan demand, and the Registrant's level of liquidity. The Registrant's fixed-rate mortgage-backed securities are held for investment, and management has the intent and ability to hold such securities on a long-term basis or to maturity. Adjustable rate MBS are available for sale and are carried at estimated fair value. Mortgage-backed securities have lower credit risk than direct loans because principal and interest on the securities are either insured or guaranteed by the United States Government or agencies thereof.

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

      Loan Originations, Purchases and Sales. Of total loans in the Registrant's portfolio, at June 30, 2004, 86.9% were originated by the Registrant. At June 30, 2004, the Registrant had $42.5 million of loans purchased outside the Registrant's primary market area.

      The following table sets forth the Registrant's gross loan originations, loans purchased and loans sold for the periods indicated.

                                                                         For the years ended June 30,
                                                                    --------------------------------------
                                                                      2004           2003           2002
                                                                    --------       --------       --------
                                                                                (In Thousands)
Loans originated:
   Conventional one- to four-family real estate loans:
     Construction loans ......................................      $ 15,701       $ 11,117       $ 11,734
     Loans on existing property ..............................        26,369         10,535         11,611
     Loans refinanced ........................................        46,315         91,536         55,716
   Insured and guaranteed loans ..............................        20,268         29,932         29,320
   Multifamily and commercial real estate:
     Construction loans ......................................        16,854          8,692         18,183
     Loans on existing property ..............................        44,147         30,065         51,817
   Commercial loans ..........................................        46,745         13,512         16,749
   Consumer loans ............................................        32,390         52,934         77,417
                                                                    --------       --------       --------
       Total loans originated ................................      $248,789       $248,323       $272,547
                                                                    ========       ========       ========
Loans purchased:
   One- to four-family .......................................      $    510       $     --       $     --
   Multi-family and commercial real estate ...................        36,156         15,827         19,001
                                                                    --------       --------       --------
       Total loans purchased .................................      $ 36,666       $ 15,827       $ 19,001
                                                                    ========       ========       ========
Loans sold ...................................................      $ 75,752       $ 62,703       $ 69,916
                                                                    ========       ========       ========

      Loan Commitments. The Registrant issues standby loan origination commitments to qualified borrowers primarily for the construction and purchase of residential and commercial real estate. Such commitments are made on specified terms and conditions and are made for periods of up to 60 days, during which time the interest rate is locked-in. The Registrant generally charges a loan fee based on a percentage of the loan amount. The Registrant also charges a commitment fee of $300 for single-family residential properties if the borrower receives the loan from the Registrant. Commitment fees are generally not charged for multi-family and commercial real estate properties. At June 30, 2004, the Registrant had commitments to originate and purchase $7.2 million of one- to four-family residential loans and $43.5 million of commercial real estate and commercial business loans. The Registrant's experience has been that few commitments for loans on one- to four-family residential properties expire without being funded by the Registrant. However, commitments to originate commercial real estate loans and commercial business loans are less likely to be funded.

      Loan Origination and Other Fees. In addition to interest earned on loans, the Registrant generally receives loan origination fees. To the extent that loans are originated or acquired for the Registrant's portfolio, the Registrant defers loan origination fees and costs and amortizes such amounts as yield adjustments over the life of the loans using the interest method of amortization. Fees and costs deferred are recognized into income immediately upon the sale of the related loan. At June 30, 2004, the Registrant had $1.5 million of deferred loan fees.

      In addition to loan origination fees, the Registrant also receives other fees and service charges that consist primarily of late charges and loan servicing fees on loans sold. The Registrant recognized other fees and service charges on loans that totaled $670,000, $940,000 and $1.1 million for the years ended June 30, 2004, 2003 and 2002, respectively.

      Loan origination and commitment fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

      Loans to One Borrower. Under federal law, savings associations are subject to the same limits as those applicable to national banks, which limit loans to one borrower to the greater of $500,000 or 15% of unimpaired capital and unimpaired surplus and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At June 30, 2004, the Registrant's maximum loans-to-one borrower limit was $7.9 million. At June 30, 2004, the Registrant's largest borrower had aggregate loans outstanding from the Registrant of $4.6 million, or 8.8% of the Registrant's unimpaired capital and surplus.

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

      The multi-family real estate loan delinquency rate (loans 60 days or more past due as a percentage of total multi-family real estate loans) was 0.4% at June 30, 2004. The commercial real estate loan delinquency rate (loans 60 days or more past due as a percentage of total commercial real estate and commercial business loans) increased in the last fiscal year to 1.6% from 0.9%. Management continues to use aggressive collection and foreclosure efforts to protect the Registrant's assets. In addition, the Registrant continues to tighten asset quality requirements in response to negative economic indicators.

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

      At June 30, 2004, the Registrant's total of real property acquired as the result of foreclosure or by deed in lieu of foreclosure was $542,000 compared to a total of $172,000 at June 30, 2003.

      In addition, the Company had repossessed automobiles, boats and trailers with an estimated fair value, less cost to sell, that totaled $151,000 and $240,000 at June 30, 2004 and 2003, respectively.

      Non-Performing Loans. The following table sets forth information regarding non-accrual loans, loans past due 90 days or more and still accruing and other non-performing assets at the dates indicated:

                                                                                            At June 30,
                                                                 ------------------------------------------------------------------
                                                                  2004           2003           2002           2001           2000
                                                                 ------         ------         ------         ------         ------
                                                                                        (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
   One-to four family residential .......................        $  966         $  335         $  527         $   --         $   --
   Multi-family residential .............................            --          2,426          2,857             --             --
   Commercial real estate ...............................         1,645            628            824             --             15
   Commercial business ..................................           113             --            584          1,094             --
   Consumer .............................................           267            302            314             --             --
                                                                 ------         ------         ------         ------         ------
     Total ..............................................         2,991          3,691          5,106          1,094             15
                                                                 ------         ------         ------         ------         ------

Loans accounted for on an accrual basis (1)(2):
   One-to four family residential .......................         1,332            997            780            970          1,187
   Multi-family residential .............................            --             --             --             --            547
   Commercial real estate ...............................            --             --             --            233            247
   Consumer .............................................            --             --            305            363            112
                                                                 ------         ------         ------         ------         ------
     Total ..............................................         1,332            997          1,085          1,566          2,093
                                                                 ------         ------         ------         ------         ------
   Total non-performing loans ...........................         4,323          4,688          6,191          2,660          2,108
                                                                 ------         ------         ------         ------         ------
   Other non-performing assets (3) (4) ..................           693            412            410            130             65
                                                                 ------         ------         ------         ------         ------
     Total non-performing assets ........................        $5,016         $5,100         $6,601         $2,790         $2,173
                                                                 ======         ======         ======         ======         ======
Restructured loans not included in other
  non-performing categories above (5) ...................        $3,691         $3,005         $  393         $  449         $  434
                                                                 ======         ======         ======         ======         ======

Non-performing loans as a percentage of total
  loans .................................................          0.99%          1.13%          1.48%          0.64%          0.42%
Non-performing loans as a percentage of total
  assets ................................................          0.70%          0.75%          0.95%          0.40%          0.29%
Non-performing loans and real estate owned to
  total loans and real estate owned .....................          1.16%          1.23%          1.58%          0.67%          0.43%
Non-performing assets as a percentage of total
  assets ................................................          0.81%          0.81%          1.01%          0.42%          0.30%

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

(4) For fiscal 2004, 2003 and 2002, includes repossessed automobiles, boats and trailers carried at the lower of cost or fair market value less estimated costs of disposition. Total carrying amount was $151,000, $240,000 and $325,000, respectively, at June 30, 2004, 2003 and 2002.

(5) Restructured loans have had amounts added to the principal balance and/or terms of the debt modified. Modification terms include payment extensions, interest only payments and longer amortization periods, among other possible concessions that would not normally be considered.

      The  following   table  sets  forth   information   with  respect  to  the
Registrant's delinquent loans and other problem assets at June 30, 2004.

                                                                                        At June 30, 2004
                                                                                      ---------------------
                                                                                      Balance        Number
                                                                                      -------        ------
                                                                                         (In Thousands)
Residential real estate:
   Loans past due 60-89 days ...................................................       $1,252          26
   Loans past due 90 days or more ..............................................        2,209          44
Multi-family real estate:
   Loans past due 60-89 days ...................................................          176           1
   Loans past due 90 days or more ..............................................           --          --
Commercial real estate:
   Loans past due 60-89 days ...................................................           --          --
   Loans past due 90 days or more ..............................................        1,645           2
Commercial business:
   Loans past due 60-89 days ...................................................           --          --
   Loans past due 90 days or more ..............................................            8           1
Consumer loans:
   Loans past due 60-89 days ...................................................          535          58
   Loans past due 90 days or more ..............................................          267          34
Foreclosed real estate and repossessions .......................................          693          19
Other non-performing assets (1) ................................................          194           2
Restructured loans not included in other nonperforming categories above(2) .....        3,691          22
Loans to facilitate sale of real estate owned ..................................           --          --

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

      At June 30, 2004, the aggregate amount of the Registrant's classified assets, and of the Registrant's general and specific loss allowances were as follows:

                                                          June 30, 2004
                                                         ---------------
                                                          (In Thousands)

Substandard assets....................................     $     7,089
Doubtful assets.......................................             295
Loss assets...........................................              --
                                                           -----------
     Total classified assets..........................     $     7,384
                                                           ===========

General loss allowances...............................           4,316
Specific loss allowances..............................              --
                                                           -----------
     Total allowances.................................     $     4,316
                                                           ===========

      A summary of the Registrant's principal classified assets is as follows.

      A borrower involved in the construction of agriculture-related structures, had experienced an instance of alleged employee fraud and unfavorable weather conditions that delayed completion of construction projects. At June 30, 2004, the total loan balance was $1.3 million and the loan was accounted for on a non-accrual basis. Due to continuing cash flow problems associated with the agricultural industry, the loan was classified `substandard' at June 30, 2004.

      The Registrant originated a loan to a commercial contractor in the Registrant's primary area that specializes in excavating. The borrower experienced cash flow problems due to losses incurred on a large out-of-state contract in 2001. At June 30, 2004, the total loan balance was $1.0 million and the loan was current. Due to continuing cash flow concerns, the loan was classified `substandard' at June 30, 2004.

      Allowance for Loan Losses. The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans. As part of this process, an independent loan review department was established during fiscal 2003. The allowance for losses on loans is based on management's current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectibility as of the reporting date. Such evaluation, which includes a review of all loans on which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience, management's knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an allowance for loan losses. Management calculates the allowance for loan losses based on asset type, as follows: 100% of portions of loan balances classified as loss, 30% to 75% of portions of loan balances classified as doubtful, 5% to 40% of portions of loan balances classified as substandard, and 0% to 15% of portions of loan balances classified as special mention. Management calculates additional allowances for loan losses, based on historical loss experience, on loans not classified in the categories delineated above, as follows: 0.25% for mortgage loans, 1.0% for multi-family and commercial real estate loans, 1.5% for commercial business loans, and 0.75% to 2.00% for consumer loans.

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

      During fiscal 2004, 2003 and 2002, the Registrant credited $1.2 million, $1.7 million and $3.8 million, respectively, to the allowance for loan losses. Management periodically reviews the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. There can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future and that additional provisions for loan losses will not be required.

      Analysis of the Allowance for Loan Losses. The following table sets forth information regarding the Company's allowance for loan losses at the dates indicated.

                                                                             At or for years ended June 30,
                                                      ----------------------------------------------------------------------------
                                                           2004            2003           2002            2001            2000
                                                      -------------   -------------   -------------  -------------   -------------
                                                                                 (Dollars in Thousands)
Total loans outstanding...........................    $     436,583   $     420,103   $     423,843  $     422,851   $     509,681
Average loans outstanding.........................          446,030         414,171         422,805        484,911         480,377

Allowance balance (at beginning of period) .......            4,615           4,584           4,737          3,394           3,135
Provision charged to operations...................            1,225           1,730           3,835          5,155             554
Charge-offs:
   Residential....................................             (109)           (115)             (5)            --              (5)
   Commercial real estate.........................             (229)           (721)           (697)           (70)            (30)
   Commercial business............................             (691)           (131)         (2,641)        (3,551)             --
   Consumer.......................................             (624)         (1,097)           (858)          (269)           (346)
Recoveries........................................              129             365             213             78              86
                                                      -------------   -------------   -------------  -------------   -------------
Allowance balance (at end of period)..............    $       4,316   $       4,615   $       4,584  $       4,737   $       3,394
                                                      =============   =============   =============  =============   =============

Allowance for loan losses as a percent of
   total loans outstanding........................            0.99%           1.10%            1.08%          1.12%           0.67%
Net loans charged off as a percent of average
   loans outstanding..............................            0.34%           0.41%            0.94%          0.79%           0.06%

Investment Activities

      The Registrant's portfolio of investment securities, excluding investments in mortgage-backed securities, totaled $71.3 million, $62.4 million and $80.9 million, respectively, at June 30, 2004, 2003 and 2002. The purpose of the Registrant's investment portfolio is to (i) improve the Registrant's interest rate sensitivity gap by reducing the average term to maturity of the Registrant's assets, (ii) improve liquidity, and (iii) effectively reinvest funds generated from amortization and prepayment on the Registrant's traditional loan portfolio.

      The Registrant is required under federal regulations to maintain a sufficient amount of liquid assets that may be invested in specified short-term securities and certain other investments to assure its safe and sound operation. See "Federal Regulation of Savings Institutions--Liquidity" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in the Company's 2004 Annual Report to Shareholders. The Registrant generally has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in the Registrant's loan origination and other activities.

      Investment Portfolio. The following table sets forth the carrying value of the Registrant's investment securities portfolio, short-term investments and FHLB stock, at the dates indicated. At June 30, 2004, the Registrant's FHLB stock yielded 2.25%. At June 30, 2004, the fair value of the Registrant's investment securities - held to maturity portfolio was $11.2 million.

                                                                         At June 30,
                                                         ------------------------------------------
                                                             2004           2003           2002
                                                         ------------   ------------   ------------
                                                                       (In Thousands)
Investment securities - held to maturity:
   U.S. Government and agency securities                 $         --   $      9,998   $      9,993
   Other securities                                            11,075         12,175         14,816
                                                         ------------   ------------   ------------
      Total investment securities held to maturity       $     11,075   $     22,173   $     24,809
                                                         ------------   ------------   ------------

Investment securities - available for sale:
   U.S. Government and agency securities                 $     16,780   $      9,192   $         --
   Other securities                                            43,434         31,003         56,089
                                                         ------------   ------------   ------------
      Total investment securities available for sale     $     60,214   $     40,195   $     56,089
                                                         ------------   ------------   ------------
      Totals                                             $     71,289   $     62,368   $     80,898

Interest-bearing deposits                                $      2,283   $        281   $        103
FHLB stock                                                      6,096          5,707          5,038
                                                         ------------   ------------   ------------
      Total investments                                  $     79,668   $     68,356   $     86,039
                                                         ============   ============   ============

Investment Portfolio Maturities

      The table below sets forth the scheduled maturities, carrying values, and average yields for the Registrant's investment securities at June 30, 2004.

                                                                                                           Total investment
                         One year or less    One to five years    Five to ten years  More than ten years      securities
                        ------------------   ------------------  ------------------  -------------------  ------------------
                        Carrying   Average   Carrying   Average  Carrying   Average  Carrying    Average  Carrying   Average
                         Value      Yield     Value      Yield     Value     Yield     Value      Yield     Value     Yield
                        --------   -------   --------   -------  --------   -------  --------    -------  --------   -------
                                                               (Dollars in Thousands)
Investment
   securities-held to
   maturity (1).......  $  2,165     6.32%   $  2,668     6.10%  $  2,391      6.56%  $  3,851     6.93%   $ 11,075     6.53%
Investment
   securities-available
   for sale(1)........    30,003     2.19%     16,780     4.18%     1,500      8.09%    11,931     5.90%     60,214     3.63%
                        --------   ------    --------   ------   --------    ------   --------   ------    --------   ------
Total Investment
   securities.........  $ 32,168     2.47%   $ 19,448     4.44%  $  3,891      7.15%  $ 15,782     6.15%   $ 71,289     4.08%
                        ========             ========            ========             ========             ========

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

      Deposit Portfolio. Savings and other deposits in the Registrant as of June 30, 2004, are composed of the following:

     Weighted                                                                                       Percentage of
      Average                                                          Minimum                          Total
 Interest Rate(1)    Minimum Term               Category                Amount        Balances         Deposits
 ----------------  ----------------  -----------------------------    ----------   --------------   -------------
                                                                                   (In Thousands)
                                     Noninterest bearing checking
          0.00%          None        accounts                            $100      $    36,408           8.48%
                                     Interest bearing checking
          0.24%          None        accounts                             100           49,339          11.50%
          0.85%          None        Money Market accounts                100           84,522          19.69%
          0.24%          None        Savings accounts/Club accounts      25/5           35,862           8.36%
          0.24%          None        Unredeemed certificates             1,000           2,264           0.53%
                                     Brokered certificates -fixed
          1.97%         various      term, fixed rate                   100,000         10,000           2.33%
          3.45%     14 to 36 months  Fixed term, fixed rate (2)          1,000           2,593           0.60%
          4.96%     42 to 48 months  Fixed term, fixed rate (2)          1,000           9,809           2.29%
          4.68%     6 to 48 months   Fixed term, fixed rate IRA (2)       100            3,437           0.80%
          1.10%      3 to 6 months   Fixed term, fixed rate (3)        500/1,000        18,113           4.22%
          1.47%         1 year       Fixed term, fixed rate (3)        500/1,000        45,370          10.57%
          2.62%         2 year       Fixed term, fixed rate (3)        500/1,000        22,717           5.29%
          0.99%         2 year       Fixed term, variable rate IRA        100              772           0.18%
          2.66%        25 month      Fixed term, fixed rate (7)          5,000          24,596           5.73%
          2.21%        2.5 year      Fixed term, fixed rate              1,000           1,329           0.31%
          2.62%        2.5 year      Fixed term, option rate (4)         1,000          11,323           2.64%
                       34 and 35
          3.64%         months       Change up term and rate (5) (6)     1,000           1,783           0.42%
          3.31%          3year       Fixed term, fixed rate (3)        500/1,000        34,267           7.98%
          3.81%         4 year       Fixed term, fixed rate(3)         500/1,000         6,239           1.45%
          4.83%        58 months     Fixed term, fixed rate              1,000           2,862           0.67%
          4.44%         5 year       Fixed term, fixed rate(3)         500/1,000        24,137           5.62%
          5.10%          6year       Fixed term, fixed rate              1,000             975           0.23%
          4.69%         8 year       Fixed term, fixed rate              1,000             492           0.11%

          1.64%                                                                        429,209         100.00%

----------
(1)   Yield rates for fixed term, fixed rate certificates.

(2) During fiscal 2001 and a portion of fiscal 2002, the Registrant offered special certificates that allowed the customer to select any term within the listed range for that product.

(3) Individual retirement accounts (IRAs) are offered for this term. The minimum for IRAs is $500 and the minimum for other certificates is $1,000. The minimum for additions to IRAs is $25, while the minimum for additions to other certificates is $1,000.

(4) The rate on the certificate may be changed once during the term to the currently offered rate at the certificate holder's option.

(5) The certificate holder may change to another certificate product on the first and/or second anniversary. This product was discontinued during fiscal 2002.

(6)   Individual retirement accounts are offered for 35-month terms.

(7) During fiscal 2004 the Registrant offered a premium-rate certificate that allows the customer to bump-up the rate once during the term. No balance additions are allowed on this product.

      The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Registrant between the dates indicated.

                                        Balance at                  Increase     Balance at                 Increase
                                       June 30,2004   % Deposits   (Decrease)  June 30, 2003   % Deposits  (Decrease)
                                       ------------   ----------   ----------  -------------   ----------  ----------
                                                                    (Dollars in Thousands)
Checking accounts ...................   $  85,747        19.98%       (6,010)    $  91,757       20.44%       15,372
Money market accounts ...............      84,522        19.69%       (2,389)       86,911       19.36%      (21,280)
Savings accounts ....................      35,862         8.36%        1,903        33,959        7.56%        2,636
Brokered certificates ...............      10,000         2.33%       10,000            --        0.00%           --
Option rate certificates (1) ........      11,323         2.64%        1,670         9,653        2.15%        7,939
Change up certificates (2) ..........       1,036         0.24%         (958)        1,994        0.44%       (5,719)
6 to 36 month special (3) ...........       2,593         0.60%      (14,905)       14,498        3.90%      (93,298)
42 to 48 month special (3) ..........       9,809         2.29%       (5,215)       15,024        3.35%          266
25 month premium (4) ................      24,596         5.73%       24,596            --        0.00%           --
3 through 11 month certificates .....      16,008         3.73%       (7,625)       23,633        5.26%       10,238
12 through 18 month certificates ....      31,207         7.26%      (11,847)       43,054        9.59%       30,133
19 through 30 month certificates ....      19,071         4.44%         (323)       19,394        4.32%       11,356
31 and 36 month certificates ........      14,923         3.48%           (6)       14,929        3.33%        9,462
37 and 48 month certificates ........       6,005         1.40%         (322)        6,327        1.41%        2,598
58 through 96 month certificates ....      26,141         6.09%         (553)       26,694        5.95%       10,284
IRA certificates ....................      48,102        11.21%       (6,688)       54,790       12.20%         (956)
Other certificates ..................       2,264         0.53%       (1,063)        3,327        0.74%       (2,735)
                                        ---------    ---------     ---------     ---------   ---------     ---------
                                        $ 429,209       100.00%      (19,735)    $ 448,944      100.00%      (23,704)
                                        =========    =========     =========     =========   =========     =========

                                         Balance at                   Increase
                                       June 30, 2002   % Deposits    (Decrease)
                                       -------------   ----------    ----------
                                                 (Dollars in Thousands)
Checking accounts ...................   $  76,385        16.16%    $   6,051
Money market accounts ...............     108,191        22.90%       24,187
Savings accounts ....................      31,323         6.63%        3,424
Brokered certificates ...............          --         0.00%           --
Option rate certificates (1) ........       1,714         0.36%           63
Change up certificates (2) ..........       7,713         1.63%          442
6 to 36 month special (3) ...........     110,796        23.45%      (74,785)
42 to 48 month special (3) ..........      14,758         3.12%        6,668
25 month premium (4) ................          --         0.00%           --
3 through 11 month certificates .....      13,395         2.83%       10,770
12 through 18 month certificates ....      12,921         2.73%        8,613
19 through 30 month certificates ....       8,038         1.70%          554
31 and 36 month certificates ........       5,467         1.16%         (149)
37 and 48 month certificates ........       3,729         0.79%       (2,473)
58 through 96 month certificates ....      16,410         3.47%        1,416
IRA certificates ....................      55,746        11.79%       (2,105)
Other certificates ..................       6,062         1.28%        1,244
                                        ---------    ---------     ---------
                                        $ 472,648       100.00%    $ (16,060)
                                        =========    =========     =========

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

(3) During fiscal 2002, 2001 and 2000, the Registrant offered special certificates that allowed the customer to select any term within the listed range for that product. These special certificates are not automatically renewable.

(4) During fiscal 2004 the Registrant offered a premium-rate certificate that allows the customer to bump-up the rate once during the term.

Time Deposits by Rates

      The following table sets forth the time deposits in the Registrant classified by rates as of the dates indicated.

                                                At June 30,
                                ------------------------------------------
                                    2004           2003           2002
                                ------------   ------------   ------------
                                              (In Thousands)

2% or less                      $     87,303   $     48,986   $     13,801
2.01% - 3.00%                         53,429         56,396         48,969
3.01% - 4.00%                         29,877         48,813         31,042
4.01% - 5.00%                         36,170         50,906         58,319
5.01% - 6.00%                         16,279         18,287         34,095
6.01% - 7.00%                             20            835         49,237
over 7.00%                                --         12,095         21,286
                                ------------   ------------   ------------
                                $    223,078   $    236,318   $    256,749
                                ============   ============   ============

      Time deposit maturity schedule. The following table sets forth the amount and maturities of certificates of deposit at June 30, 2004.

                                                Amount due
                      --------------------------------------------------------------
                       One year    over 1 to     over 2 to       After
                       and less    two years    three years     3 years      Total
                                              (In Thousands)
2% or less            $   75,230  $    5,631     $    6,310   $      132  $   87,303
2.01% - 3.00%             11,164      25,563         14,237        2,465      53,429
3.01% - 4.00%             15,380       8,551          1,075        4,871      29,877
4.01% - 5.00%              6,874      14,717          5,101        9,478      36,170
5.01% - 6.00%              6,168       1,656          7,303        1,152      16,279
over 6.00%                    20          --             --           --          20
                      ----------  ----------     ----------   ----------  ----------
                      $  114,836  $   56,118     $   34,026   $   18,098  $  223,078
                      ==========  ==========     ==========   ==========  ==========

      Certificates of Deposit $100,000 and Over. The following table indicates the amount of the Registrant's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of June 30, 2004.

                     Maturity Period                   Certificates of Deposits
                     ---------------                   ------------------------
                                                            (In Thousands)

     Three months or less..............................       $    7,566
     Three through six months..........................            2,506
     Six through twelve months.........................            7,723
     Over twelve months................................           14,662
                                                              ----------
          Total........................................       $   32,457
                                                              ==========

      Deposit Activity. The following table sets forth the savings activities of the Registrant for the periods indicated:

                                                                At June 30,
                                                -----------------------------------------
                                                    2004           2003           2002
                                                -----------    -----------    -----------
                                                              (In Thousands)
     Deposits transferred on sale of branch.    $        --    $        --    $    (8,900)
     Net withdrawals in excess of deposits..        (28,046)       (36,556)       (26,829)
     Interest credited......................          8,311         12,852         19,669
                                                -----------    -----------    -----------
        Net (decrease) increase in deposits.    $   (19,735)   $   (23,704)   $   (16,060)
                                                ===========    ===========    ===========

      Borrowings. Deposits are the primary source of funds for the Registrant's lending and investment activities and for its general business purposes. The Registrant may rely upon advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Registrant's stock in the FHLB and a portion of the Registrant's first mortgage loans. At June 30, 2004, 2003 and 2002, the Registrant had $109.5 million, $102.4 million and $99.1 million, respectively, of advances outstanding from the FHLB.

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

      The following table sets forth certain information regarding borrowings by the Registrant at the end of and during the periods indicated.

                                                                                         At June 30,
                                                                         ----------------------------------------------
                                                                            2004             2003              2002
                                                                         -----------      -----------       -----------
Weighted average rate paid
  on FHLB advances ...................................................          4.27%            4.85%             5.22%

                                                                                During the Years Ended June 30,
                                                                         ----------------------------------------------
                                                                             2004             2003              2002
                                                                         -----------      -----------       -----------
                                                                                     (Dollars in Thousands)
Maximum amount of FHLB advances outstanding at any month
  end ................................................................   $   130,340      $   107,429       $    99,065
Approximate average FHLB advances outstanding ........................       116,299          105,912            88,974
Approximate weighted average rate paid on FHLB advances ..............          4.24%            4.78%             5.63%

Subsidiary Activities

      The Company has two wholly owned subsidiaries: First Federal Bank and Equity Services, Inc. Since the Company engages in no other significant activities beyond its ownership of the Bank, the description of the Company's activities in this Form 10-K effectively represents a description of the activities of the Bank. Equity Services, Inc. is in the business of developing residential lots and dwellings in the Registrant's primary market area.

      The Bank has one active wholly owned subsidiary. First Financial Corporation ("First Financial"), an Iowa corporation, operates a title search and abstract continuation business through its wholly owned Iowa subsidiary, Sioux Financial Corporation. First Financial is also a majority owner of United Escrow, Inc., which serves as an escrow agent in Woodbury County, Iowa.

      Under federal law, SAIF-insured institutions are required to provide 30 days' advance notice to the OTS and FDIC before establishing or acquiring a subsidiary or conducting a new activity in a subsidiary. The insured institution must also provide the FDIC and the OTS such information as may be required by applicable regulations and must conduct the activity in accordance with the rules and orders of the OTS. In addition to other enforcement and supervision powers, the OTS may determine after notice and opportunity for a hearing that the continuation of a savings institution's ownership of or relation to a subsidiary (i) constitutes a serious risk to the safety, soundness or stability of the savings institution, or (ii) is inconsistent with the purposes of federal laws and regulations. Upon the making of such determination, the OTS may order the savings institution to divest the subsidiary or take other actions.

Personnel

      As of June 30, 2004, the Company and its wholly owned subsidiaries had 221 full-time equivalent employees. None of the Company's employees is represented by a collective bargaining group. The Company believes its relationship with its employees to be good.

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

      Competition is likely to increase as a result of the Gramm-Leach-Bliley Act of 1999, which eases restrictions on entry into the financial services market by insurance companies and securities firms. Moreover, to the extent that these changes permit banks, securities firms and insurance companies to affiliate, the financial services industry could experience further consolidation. This could result in a growing number of larger financial institutions competing in the Registrant's primary market area that offer a wider variety of financial services than the Registrant currently offers. Competition for deposits, for the origination of loans and the provision of other financial services may limit the Registrant's growth and adversely impact its profitability in the future.

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

      Qualified Thrift Lender Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly average basis in 9 out of every 12 months. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of June 30, 2004, the Bank maintained 71.9% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

      Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution, such as the Bank, that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters; provided that the institution would not be undercapitalized, as that term is defined in the OTS Prompt Corrective Action regulations, following the capital distribution. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully-phased in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. As of June 30, 2004, the Bank was a "well-capitalized" institution.

      Liquidity. The Bank is required to maintain sufficient liquidity to assure its safe and sound operation. The Bank's average liquidity ratio for the quarter ended June 30, 2004, was 18.6%.

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

      The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations generally require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans, that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain approval procedures to be followed. At June 30, 2004, the Bank was in compliance with the regulations.

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

      At June 30, 2004, the Bank exceeded each of the three OTS capital requirements on a fully phased-in basis. Set forth below is a summary of the Bank's compliance with the OTS capital standards as of June 30, 2004.

                                                                 At June 30, 2004
                                                            -------------------------
                                                                           Percent of
                                                              Amount       Assets (1)
                                                            ---------      ----------
                                                             (Dollars in Thousands)
   Tangible capital:
      Capital level......................................   $  47,689            8.01%
      Requirement........................................       8,934            1.50%
                                                            ---------      ----------
      Excess.............................................      38,755            6.51%
      To be well capitalized under prompt
        corrective action provisions.....................         N/A             N/A
   Core capital:
      Capital level......................................      47,689            8.01%
      Requirement .......................................      17,867            3.00%
                                                            ---------      ----------
      Excess.............................................      29,822            5.01%
      To be well capitalized under prompt
        corrective action provisions.....................      29,779            5.00%
   Fully phased-in risk-based capital:
      Capital level......................................      52,005           11.92%
      Requirement .......................................      34,905            8.00%
                                                            ---------      ----------
      Excess.............................................      17,100            3.92%
      To be well capitalized under prompt
        corrective action provisions.....................      43,631           10.00%

----------
(1) Tangible and core capital levels are calculated on the basis of percentage of total adjusted assets; risk-based capital levels are calculated on the basis of a percentage of risk-weighted assets.

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

Federal Home Loan Bank System

      The Bank, as a federal association, is required to be a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of June 30, 2004, the Bank was in compliance with this requirement. The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

Federal Reserve System

      The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2004, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

Sarbanes-Oxley Act of 2002

      The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934.

      The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules requiring the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

      Although management anticipates that the Registrant will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on the Registrant's results of operations or financial condition.

The USA PATRIOT Act

      The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Certain provisions of the Act impose affirmative obligations on a broad range of financial institutions, including thrifts, like First Federal. These obligations include enhanced anti-money laundering programs, customer identification programs and regulations relating to private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States).

      The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

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

      Retained earnings of the Registrant at June 30, 2004 included approximately $9.2 million, which constitute allocations to bad debt reserves for federal income tax purposes and for which no provision for taxes on income has been made. If such allocations are charged for other than bad debt losses, taxable income is created to the extent of the charges.

      Deferred income taxes arise from the recognition of certain items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements. The Registrant accounts for deferred income taxes by the liability method, applying the enacted statutory rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in the tax laws.

      The Registrant is subject to the corporate alternative minimum tax which is imposed to the extent it exceeds the Registrant's regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base will be a number of preference items, including the following: (i) interest on certain tax-exempt bonds issued after August 7, 1986; and (ii) an "adjusted current earnings" computation which is similar to a tax earnings and profits computation. In addition, for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

      The Registrant has not been audited by the Internal Revenue Service for more than ten years. For additional information regarding taxation, see Note 10 of Notes to Consolidated Financial Statements.

      Iowa Taxation. The Bank currently files an Iowa franchise tax return. The Registrant and all non-bank subsidiaries currently file a combined Iowa corporation income tax return on a fiscal-year basis. The state of Iowa imposes a tax on the Iowa franchise taxable income of savings institutions at the rate of 5%. Iowa franchise taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable, and no deduction is allowed for state franchise taxes. The state corporation income tax ranges from 6% to 12% depending upon Iowa corporation taxable income. Interest from federal securities is not taxable for purposes of the Iowa corporation income tax.

      Delaware Taxation. Delaware franchise taxes are imposed on the Registrant. Two methods are provided for calculating the tax and the lesser tax is payable. The first method is based on authorized number of shares. The tax under this method is $112.50 for the first 10,000 authorized shares plus $62.50 for each additional 10,000 shares or part thereof. The second method is based on assumed par value capital. The tax rate under this method is $250 per $1,000,000 or portion thereof of assumed par value capital. "Assumed par" is computed by dividing total gross assets by total issued shares (including treasury shares). "Assumed par value capital" is calculated by multiplying the lesser of "assumed par" or stated par value by total authorized shares. For fiscal 2004 the Registrant recorded Delaware franchise tax expense of $44,250 and submitted payments that totaled $49,845.

ITEM 2 PROPERTIES
------ ----------

      The Company conducts its business through its main office located in Sioux City, Iowa, and 15 branch offices located in the market area. The following table sets forth certain information concerning the main office and each branch office of the Registrant at June 30, 2004. The aggregate net book value of the Registrant's premises and equipment was $13.3 million at June 30, 2004.

                                                                            Owned                  Lease
                                                     Year                    or                 Expiration
                                              Opened or Acquired           Leased                  Date
                                              ------------------           ------                  ----
329 Pierce Street                                    1988                   Owned                    --
Sioux City, Iowa 51102

924 Pierce Street                                    1991                   Owned                    --
Sioux City, Iowa 51101

2727 Hamilton Blvd.                                  1981                   Owned                    --
Sioux City, Iowa 51104

301 Plymouth St., N.W.                               1990                   Owned                    --
Le Mars, Iowa 51031

3839 Indian Hills Dr.                                1978                   Owned                    --
Sioux City, Iowa 51104

921 Iowa Avenue                                      1972                   Owned                    --
Onawa, Iowa 51040

1201 2nd Avenue (1)                                  1976                   Owned                    --
Sheldon, Iowa 51201

4211 Morningside Avenue                              1965                   Owned                    --
Sioux City, Iowa 51106

104 1st Street, S.E. (1)                             1974                   Owned                    --
Orange City, Iowa 51041

4701 Singing Hills Blvd.
Sioux City, Iowa 51106                               1995                   Owned                    --

2738 Cornhusker Drive
South Sioux City, Nebraska 68776                     1998                   Owned                    --

                                            CENTRAL IOWA DIVISION
1025 Main Street                                     1998                   Owned                    --
Grinnell, Iowa 50112

123 W. 2nd Street, North                             1999                   Owned                    --
Newton, Iowa 50208

1907 1st Avenue E.                                   1999                   Owned                    --
Newton, Iowa 50208

108 E. Washington                                    1999                   Owned                    --
Monroe, Iowa 50170

3900 Westown Parkway                                 1999                   Owned                    --
West Des Moines, Iowa 50266

----------
(1) On June 29, 2004, The Registrant's wholly owned subsidiary First Federal Bank entered into a definitive agreement providing for the sale of these branch offices. These sales were completed on September 20, 2004.

      The Registrant's accounting and record keeping activities are maintained on an in-house data processing system. The Registrant owns data processing equipment it uses for its internal processing needs. The net book value of such data processing equipment and related software at June 30, 2004, was $843,000.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------ ---------------------------------------------------

      No matters were submitted during the fourth quarter of fiscal 2004 to a vote of security holders.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
------ ----------------------------------------------------------------------
       ISSUER REPURCHASE OF EQUITY SECURITIES
       --------------------------------------

      The Company's common stock is listed on the Nasdaq National Market under the symbol "FFSX." As of August 15, 2004, the Company had 2,033 stockholders of record (excluding the number of persons or entities holding stock in nominee or "street" name through various brokerage firms), and 3,726,472 shares outstanding. The following table sets forth market price and dividend information for the Company's common stock. Information is presented for each quarter of the previous two fiscal years.

                                                                       Cash
           Fiscal Year Ended                                         Dividends
             June 30, 2004             High            Low           Declared
          ------------------       -----------     -----------     -----------

          First quarter            $     22.60     $     17.55     $      0.09
          Second quarter                 25.24           21.57            0.09
          Third quarter                  25.10           20.70            0.09
          Fourth quarter                 24.00           20.60            0.09

                                                                        Cash
           Fiscal Year Ended                                         Dividends
             June 30, 2003              High            Low           Declared
          ------------------       -----------     -----------     -----------
          First quarter            $     14.57     $     11.76     $      0.08
          Second quarter                 15.15           13.25            0.08
          Third quarter                  15.75           14.62            0.08
          Fourth quarter                 19.40           15.40            0.08

      Payment of dividends on the Common Stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company's results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.

      There were no sales of unregistered securities during fiscal 2004.

      The following table presents a summary of the Registrant's share repurchases during the quarter ended June 30, 2004 under a share repurchase plan announced in August 2003 authorizing the repurchase of up to 377,000 shares (10% of the then-issued and outstanding stock).

-----------------------------------------------------------------------------------------------------------------
                                                                           Total Number of
                                                                          Shares Purchased    Maximum Number of
                                                                             as Part of        Shares that May
                                  Total Number of    Average Price Paid  Publicly Announced   Yet Be Purchased
             Period               Shares Purchased        Per Share            Program        Under the Program
-----------------------------------------------------------------------------------------------------------------
April 1 through 30, 2004                12,500           $   21.05              12,500              354,500
-----------------------------------------------------------------------------------------------------------------
May 1 through 31, 2004                  32,500           $   21.38              32,500              322,000
-----------------------------------------------------------------------------------------------------------------
June 1 through 30, 2004                  5,000           $   22.30               5,000              317,000
-----------------------------------------------------------------------------------------------------------------

ITEM 6 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
------ ----------------------------------------------

      Pages 1 through 3 of the Annual Report to Stockholders are herein incorporated by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------ -----------------------------------------------------------------------
       OF OPERATIONS
       -------------

      Pages 4 through 19 of the Annual Report to Stockholders are herein incorporated by reference.

      Contractual Obligations. The following table presents, as of June 30, 2004, the expected future payments of the Bank's contractual obligations.

                                                                     Payments due
                                              ----------------------------------------------------------
                                                              One year to   Three years
                                                Less than      less than    to less than    Five years
                                                one year      three years    five years     or greater        Total
                                              ------------   ------------   ------------    ------------   ------------
Contractual obligations at June 30, 2004                                    (In thousands)
FHLB Advances and
 Other Borrowings (1)(2).................     $     12,886   $     37,500   $     56,500    $      3,000   $    109,886
                                              ------------   ------------   ------------    ------------   ------------
   Total.................................     $     12,886   $     37,500   $     56,500    $      3,000   $    109,886
                                              ============   ============   ============    ============   ============

----------
(1) See Note 9, Advances from FHLB, of the Notes to Consolidated Financial Statements for additional information.

(2) Includes $386,000 in repurchase agreements which are due in less than one year.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------- ---------------------------------------------------------

      Page 16 of the Annual Report to Stockholders is herein incorporated by reference.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------ -------------------------------------------

      Pages 20 through 52 of the Annual Report to Stockholders are herein incorporated by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
------ -------------------------------------------------------------------------
       DISCLOSURE
       ----------

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
-------- -----------------------

      Under the supervision and with the participation of management, including the Registrant's Chief Executive Officer and Chief Financial Officer, the Registrant evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Registrant's internal control over financial reporting during the Registrant's fourth quarter of fiscal year 2004 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
-------- -----------------

      Not applicable.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------- --------------------------------------------------

      The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, or controller or persons performing similar functions. The Code of Ethics may be accessed on the Company's website at www.firstfederalbank.com.

      Information concerning Directors and Executive Officers of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 23, 2004.

ITEM 11 EXECUTIVE COMPENSATION
------- ----------------------

      Information concerning executive compensation is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 23, 2004.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
------- ------------------------------------------------------------------
        RELATED STOCKHOLDER MATTERS
        ---------------------------

      Information concerning security ownership of certain owners and management is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 23, 2004.

      The Registrant has adopted four equity-based compensation plans: the First Federal Savings Bank of Siouxland 1992 Incentive Stock Option Plan (the "1992 Stock Option Plan"), the 1992 Stock Option Plan for Outside Directors (the "Directors' Plan"), the 1999 Stock Option Plan (the "1999 Stock Option Plan") and the 1999 Recognition and Retention Plan (the "1999 Recognition Plan"). All such plans have been approved by stockholders of the Registrant. The Equity Compensation Plan Table is incorporated herein by reference from the Registrant's definitive proxy statement dated September 23, 2004.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
------- ----------------------------------------------

      Information concerning relationships and transactions is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 23, 2004.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
------- --------------------------------------

      The "Proposal II - Ratification of Appointment of Independent Auditors" Section of the Registrant's definitive Proxy Statement dated September 23, 2004 is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

      (1)   Financial Statements
            --------------------

      The following information appearing in the Registrant's Annual Report to Stockholders for the year ended June 30, 2004, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

Annual Report Section                                Pages in Annual Report
---------------------                                ----------------------

Selected Financial Data                                        1-3

Management's Discussion and Analysis
  of Financial Condition and Results
  of Operations                                               4-19

Reports of Independent Auditors                               20-21

Consolidated Balance Sheets                                    22

Consolidated Statements of Operations                          23

Consolidated Statements of Stockholders' Equity
   and Comprehensive Income                                    24

Consolidated Statements of Cash Flows                         25-26

Notes to Consolidated Financial                               27-52
  Statements

      With the exception of the afore-mentioned information, the Registrant's Annual Report to Stockholders for the year ended June 30, 2004 is not deemed filed as part of this Annual Report on Form 10-K.

      (2)   Financial Statement Schedules
            -----------------------------

      All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

      (3)   Exhibits
            --------

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

        10                     Material contracts                     None                    Not Applicable

        11                  Statement re: computation                  Not                    Not Applicable
                              of per share earnings                 required

        12                  Statement re: computation                  Not                    Not Applicable
                                    of ratios                       required

        13                      Annual Report to                       13                       Exhibit 13
                                Security Holders

        14                       Code of Ethics                        14                       Exhibit 14

        16                    Letter re: change in
                                   certifying                                                 Not Applicable
                                   accountants                        none

        18                    Letter re: change in
                              accounting principles                   None                    Not Applicable

        21                 Subsidiaries of Registrant                  21                       Exhibit 21

        22                 Published report regarding                 None                    Not Applicable
                          matters submitted to vote of
                                security holders

        23              Consent of Independent Auditors                23                       Exhibit 23
                                   and Counsel

        24                      Power of Attorney                      Not                    Not Applicable
                                                                    Required

       31.1         Certification of Chief Executive Officer          31.1                     Exhibit 31.1
                             Pursuant to Section 302

       31.2         Certification of Chief Financial Officer          31.2                     Exhibit 31.2
                             Pursuant to Section 302

        32           Certification Pursuant to Section 906             32                       Exhibit 32

        99                     Additional Exhibits                    None                    Not Applicable

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST FEDERAL BANKSHARES, INC.


Date: September 23, 2004              By: /s/ Barry E. Backhaus
                                          ---------------------
                                          Barry E. Backhaus
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   /s/ Barry E. Backhaus                        By:   /s/ Colin D. Anderson
      ---------------------------------------            ---------------------
      Barry E. Backhaus                                  Colin D. Anderson
      President and Chief Executive Officer              Senior Vice President and Chief Financial
      and Chairman of the Board (Principal               Officer (Principal Financial and Accounting
      Executive Officer)                                 Officer)

Date: September 23, 2004                           Date: September 23, 2004

By:   /s/ Jon G. Cleghorn                          By:   /s/ David S. Clay
      ---------------------------------------            -----------------
      Jon G. Cleghorn                                    David S. Clay
      Director                                           Director

Date: September 23, 2004                           Date: September 23, 2004

By:   /s/ Gary L. Evans                            By:   /s/ Allen J. Johnson
      -----------------------------------                --------------------
      Gary L. Evans                                      Allen J. Johnson
      Director                                           Director

Date: September 23, 2004                           Date: September 23, 2004

By:   /s/ Steven L. Opsal                          By:   /s/ David Van Engelenhoven
      ---------------------------------------            --------------------------
      Steven L. Opsal                                    David Van Engelenhoven
      Executive Vice President and Director              Director

Date: September 23, 2004                           Date: September 23, 2004

By:   /s/ Arlene T. Curry
      Arlene T. Curry
      Director

Date: September 23, 2004