Form 10-Q
period 2004-09-30
FIRST FEDERAL BANKSHARES INC
filed 2004-11-09
CIK 1075348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[Mark One]

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to __________

Commission File Number: 0-25509

                         First Federal Bankshares, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   42-1485449
--------------------------------------------------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

                    329 Pierce Street, Sioux City, Iowa 51101
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  712-277-0200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  |X| Yes |_| No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                                  |X| Yes |_| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        Outstanding at November 5, 2004
              -----                        -------------------------------
  (Common Stock, $.01 par value)                       3,697,768

                         FIRST FEDERAL BANKSHARES, INC.

                                      INDEX

                                                                            Page
Part I.  Financial Information

   Item 1. Financial Statements of First Federal Bankshares, Inc.
                and Subsidiaries                                              1

           Condensed Consolidated Balance Sheets at
                September 30, 2004 and June 30, 2004                          1

           Condensed Consolidated Statements of Operations for the
                three-month periods ended September 30, 2004 and 2003         2

           Condensed Consolidated Statements of Changes in
                Stockholders' Equity for the three-month periods
                ended September 30, 2004 and 2003                             3

           Condensed Consolidated Statements of Comprehensive
                Income for the three-month periods ended
                September 30, 2004 and 2003                                   4

           Condensed Consolidated Statements of Cash Flows for the
                three-month periods ended September 30, 2004 and 2003         5

           Notes to Condensed Consolidated Financial Statements               6

   Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                10

   Item 3. Quantitative and Qualitative Disclosures About Market Risk        17

   Item 4. Controls and Procedures                                           17

Part II. Other Information                                                   18

   Item 1. Legal Proceedings                                                 18

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       18

   Item 4. Submission of Matters to a Vote of Security Holders               18

   Item 6. Exhibits                                                          18

           Signatures                                                        19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 FIRST FEDERAL BANKSHARES, INC and SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                     September 30,          June 30,
                                                                          2004                2004
                                                                     -------------       -------------
Assets
------
Cash and due from banks                                              $  14,343,968       $  16,574,986
Interest-bearing deposits in other financial institutions                  283,766           2,282,875
                                                                     -------------       -------------
        Cash and cash equivalents                                       14,627,734          18,857,861
                                                                     -------------       -------------
Securities available-for-sale, at fair value (amortized cost
    of $57,469,284 and $85,217,975, respectively)                       57,869,902          84,693,332
Securities held-to-maturity, at amortized cost (fair value
    of $21,206,799 and $23,762,072, respectively)                       20,429,477          23,185,899

Loans receivable                                                       421,821,507         436,173,780
Less allowance for loan losses                                           5,022,585           4,316,286
                                                                     -------------       -------------
        Net loans                                                      416,798,922         431,857,494
                                                                     -------------       -------------

Office property and equipment, net                                      13,054,892          13,276,834
Federal Home Loan Bank ("FHLB") stock, at cost                           6,860,500           6,096,100
Accrued interest receivable                                              2,427,900           2,230,053
Refundable income taxes                                                         --              17,872
Deferred tax asset                                                         598,000             943,000
Goodwill                                                                18,417,040          18,523,607
Other assets (note 5)                                                   19,304,610          15,840,057
                                                                     -------------       -------------
        Total assets                                                 $ 570,388,977       $ 615,522,109
                                                                     =============       =============

Liabilities
-----------
Deposits                                                             $ 386,335,202       $ 429,208,928
Advances from FHLB and other borrowings                                106,554,785         109,886,261
Advance payments by borrowers for taxes and insurance                      258,012           1,119,486
Accrued taxes on income                                                  1,116,383                  --
Accrued interest payable                                                 1,286,910           1,206,994
Accrued expenses and other liabilities                                   2,366,629           2,642,718
                                                                     -------------       -------------
        Total liabilities                                              497,917,921         544,064,387
                                                                     -------------       -------------

Stockholders' equity
--------------------
Common stock, $.01 par value, 12,000,000 shares authorized;
    4,962,229 and 4,939,262 shares issued at September 30, 2004
    and June 30, 2004, respectively                                         49,622              49,393
Additional paid-in capital                                              37,471,238          37,086,235
Retained earnings, substantially restricted                             54,033,839          52,240,273
Treasury stock, at cost, 1,262,240 and 1,198,990 shares at
    September 30, 2004 and June 30, 2004, respectively                 (18,105,893)        (16,519,093)
Accumulated other comprehensive income (loss)                              250,618            (329,644)
Unearned Employee Stock Ownership Plan ("ESOP")                         (1,013,010)         (1,044,710)
Unearned Recognition and Retention Plan ("RRP")                           (215,358)            (24,732)
                                                                     -------------       -------------
        Total stockholders' equity                                      72,471,056          71,457,722
                                                                     -------------       -------------
        Total liabilities and stockholders' equity                   $ 570,388,977       $ 615,522,109
                                                                     =============       =============

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                 Three months
                                                              ended September 30,
                                                         -----------------------------
                                                            2004              2003
                                                         -----------       -----------
Interest income:
    Loans receivable                                     $ 6,315,670       $ 6,866,306
    Investment securities                                    938,370         1,090,766
    Other interest-earning assets                              8,673             4,921
                                                         -----------       -----------
        Total interest income                              7,262,713         7,961,993
                                                         -----------       -----------

Interest expense:
    Deposits                                               1,709,158         2,072,981
    Advances from FHLB and other borrowings                1,177,083         1,281,938
                                                         -----------       -----------
            Total interest expense                         2,886,241         3,354,919
                                                         -----------       -----------
            Net interest income                            4,376,472         4,607,074
    Provision for losses on loans                            760,000           525,000
                                                         -----------       -----------
            Net interest income after provision for
              losses on loans                              3,616,472         4,082,074
                                                         -----------       -----------

Noninterest income:
    Service charges on deposit accounts                    1,000,291         1,049,334
    Service charges on loans                                 157,396           181,542
    Gain on sale of branch deposits                        2,185,284                --
    Net gain (loss) on sale of securities                   (121,209)          (32,264)
    Gain (loss) on sale of loans                             240,761           328,004
    Real estate-related activities                           185,864           361,675
    Other income                                             382,474           459,108
                                                         -----------       -----------
            Total noninterest income                       4,030,861         2,347,399
                                                         -----------       -----------

Noninterest expense:
    Compensation and benefits (note 7)                     2,543,898         2,323,059
    Office property and equipment                            631,177           605,263
    Data processing expense                                  125,256            94,467
    Advertising                                               81,334           112,245
    Other expense                                            971,942           969,155
                                                         -----------       -----------
            Total noninterest expense                      4,353,607         4,104,189
                                                         -----------       -----------

            Income before income taxes                     3,293,726         2,325,284
    Income taxes                                           1,137,000           787,000
                                                         -----------       -----------
            Net income                                   $ 2,156,726       $ 1,538,284
                                                         ===========       ===========

Earnings per share: (note 4)
    Basic earnings per share                             $      0.60       $      0.42
                                                         ===========       ===========
    Diluted earnings per share                           $      0.58       $      0.41
                                                         ===========       ===========

    Dividends declared per share                         $      0.10       $      0.08
                                                         ===========       ===========

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS
                 OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                                                         Three months ended September 30,
                                                                              2004               2003
                                                                         --------------------------------
Capital Stock
   Beginning of year balance                                              $     49,393       $     48,969
   Stock options exercised: 22,967 and 10,500 shares for the three
      months ended September 30, 2004 and 2003, respectively                       229                105
---------------------------------------------------------------------------------------------------------
End of period balance                                                           49,622             49,074
---------------------------------------------------------------------------------------------------------

Additional paid-in capital
   Beginning of year balance                                                37,086,235         36,537,133
   Stock options exercised                                                     212,215             97,020
   RRP awarded (forfeited), net                                                133,755             (7,000)
   Stock appreciation of allocated ESOP shares                                  39,033             36,024
---------------------------------------------------------------------------------------------------------
End of period balance                                                       37,471,238         36,663,177
---------------------------------------------------------------------------------------------------------

Retained earnings, substantially restricted
   Beginning of year balance                                                52,240,273         47,900,781
   Net earnings                                                              2,156,726          1,538,284
   Dividends paid on common stock                                             (363,160)          (292,088)
---------------------------------------------------------------------------------------------------------
End of period balance                                                       54,033,839         49,146,977
---------------------------------------------------------------------------------------------------------

Treasury stock, at cost
   Beginning of year balance                                               (16,519,093)       (14,264,674)
   RRP awarded (forfeited), net                                                 83,250            (25,200)
   Treasury stock purchased                                                 (1,670,050)          (864,665)
---------------------------------------------------------------------------------------------------------
End of period balance                                                      (18,105,893)       (15,154,539)
---------------------------------------------------------------------------------------------------------

Accumulated other comprehensive income (loss)
   Beginning of year balance                                                  (329,644)           710,378
   Net change in unrealized gains on securities available-for-sale,
         net of tax expense                                                    504,264           (444,763)
   Less: reclassification adjustment for net realized gains (losses)
         included in net income, net of tax expense                            (75,998)           (20,230)
---------------------------------------------------------------------------------------------------------
End of period balance                                                          250,618            285,845
---------------------------------------------------------------------------------------------------------

Unearned ESOP shares
   Beginning of year balance                                                (1,044,710)        (1,185,700)
   ESOP shares allocated                                                        31,700             35,310
---------------------------------------------------------------------------------------------------------
End of period balance                                                       (1,013,010)        (1,150,390)
---------------------------------------------------------------------------------------------------------

Unearned recognition and retention plan shares
   Beginning of year balance                                                   (24,732)           (85,522)
   RRP forfeited (awarded), net                                               (217,005)            14,981
   Amortization of RRP expense                                                  26,379             17,730
---------------------------------------------------------------------------------------------------------
End of period balance                                                         (215,358)           (52,811)
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                $ 72,471,056       $ 69,787,333
=========================================================================================================

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS
                       OF COMPREHENSIVE INCOME (Unaudited)

                                                                           Three months ended
                                                                              September 30,
                                                                       -----------------------------
                                                                           2004              2003
                                                                       -----------       -----------
Net earnings                                                           $ 2,156,726       $ 1,538,284
Other comprehensive income (loss):
    Unrealized holding gains (losses) arising during
          the period, net of tax                                           504,264          (444,763)
    Less: reclassification adjustment for net realized
        gains (losses) included in net income, net of tax expense          (75,998)          (20,230)
                                                                       -----------       -----------
Other comprehensive income (loss), net of tax                              580,262          (424,533)
                                                                       -----------       -----------

Comprehensive income                                                   $ 2,736,988       $ 1,113,751
                                                                       ===========       ===========

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                        Three months ended September 30,
Cash flows from operating activities:                                                        2004               2003
                                                                                         ------------       ------------
Net earnings                                                                             $  2,156,726       $  1,538,284
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Loans originated for sale to investors                                                  (8,190,000)       (14,235,000)
   Proceeds from sale of loans originated for sale                                          8,421,341         15,451,300
   Provision for loan losses                                                                  760,000            525,000
   Depreciation and amortization                                                              399,889            336,808
   Net (gain) on sale of loans                                                               (240,761)          (328,004)
   Net (gain) loss on sale of securities available-for-sale                                   121,209             32,264
   Net (gain) loss on sale of branch deposits                                              (2,185,284)                --
   Net loan fees deferred                                                                     (42,391)           161,317
   Amortization of premiums and discounts on loans and securities                             133,798            182,430
   (Increase) decrease in accrued interest receivable                                        (223,003)          (241,292)
   (Increase) decrease in other assets                                                     (3,387,524)           236,038
   Increase (decrease) in accrued interest payable                                            204,832            116,881
   Increase (decrease) in accrued expenses and other liabilities                             (243,488)          (439,273)
   Increase (decrease) in accrued taxes on income                                           1,134,255            647,462
                                                                                         ------------       ------------
Net cash provided by (used in) operating activities                                        (1,180,401)         3,984,215
                                                                                         ------------       ------------

Cash flows from investing activities:
   Proceeds from maturities of securities held-to-maturity                                  2,745,368         15,255,008
   Proceeds from sale of securities available-for-sale                                     30,226,184          6,766,712
   Purchase of securities available-for-sale                                               (5,389,323)        (8,198,971)
   Proceeds from maturities of securities available-for-sale                                2,676,664          6,349,607
   Purchase of Federal Home Loan Bank Stock                                                  (764,400)        (1,866,900)
   Loans purchased                                                                         (4,505,000)        (6,705,000)
   Cash effect of branch office sales                                                      (9,753,387)                --
   (Increase) decrease in loans receivable                                                  1,655,265        (30,278,479)
   Purchase of office property and equipment                                                 (520,871)          (610,764)
   Proceeds from sale of foreclosed real estate                                               222,405             21,464
   Proceeds from sale of real estate held for development                                     314,145                 --
   Net expenditures on real estate held for development                                      (348,074)          (392,618)
                                                                                         ------------       ------------
Net cash provided by (used in) investing activities                                        16,558,976        (19,659,941)
                                                                                         ------------       ------------

Cash flows from financing activities:
   Decrease in deposits                                                                   (13,594,987)        (6,091,878)
   Proceeds from FHLB advances and other borrowings                                         1,668,524         20,281,697
   Repayment of FHLB advances and other borrowings                                         (5,000,000)           (69,871)
   Net decrease in advances from borrowers for taxes and insurance                           (861,474)          (734,787)
   Issuance of common stock, net                                                              212,445             97,125
   Repurchase of common stock                                                              (1,670,050)          (864,665)
   Cash dividends paid                                                                       (363,160)          (292,088)
                                                                                         ------------       ------------
Net cash provided by (used in) financing activities                                       (19,608,702)        12,325,533
                                                                                         ------------       ------------
Net increase (decrease) in cash and cash equivalents                                       (4,230,127)        (3,350,193)
Cash and cash equivalents at beginning of period                                           18,857,861         34,286,953
                                                                                         ------------       ------------
Cash and cash equivalents at end of period                                               $ 14,627,734       $ 30,936,760
                                                                                         ============       ============

Supplemental disclosures:
  Cash paid during the period for interest                                               $  2,806,325       $  3,238,038
                                                                                         ============       ============
  Cash paid during the period for income taxes                                           $      2,745       $    139,539
                                                                                         ============       ============

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation
   ---------------------

The condensed consolidated balance sheet information for June 30, 2004 was derived from the audited Consolidated Balance Sheets of First Federal Bankshares, Inc. (the "Company") at June 30, 2004. The condensed consolidated financial statements as of and for the three months ended September 30, 2004 and 2003 are unaudited.

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

The Company's critical accounting policies relate to the allowance for loan losses and accounting for goodwill and other intangible assets. With regard to the Company's critical accounting policy related to the allowance for loan losses, the Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans. The allowance for losses on loans is based on management's current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectability as of the reporting date. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management's knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. This evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about uncertain matters.

With regard to the Company's critical accounting policy relating to goodwill and other intangible assets, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on July 1, 2001. Prior to the adoption, the excess of cost over fair value of assets acquired was amortized on a straight-line basis over its estimated useful life of 25 years. Goodwill is evaluated by management for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable based on facts and circumstances related to the value of net assets acquired. After the adoption date, Statement 142 requires that intangible assets with indefinite useful lives no longer be amortized, but instead evaluated for impairment at least annually in accordance with the provisions of Statement 142.

A summary of significant accounting policies followed by the Company is set forth in Note 1 of the Company's 2004 Annual Report to Stockholders and is incorporated herein by reference. The Company's critical accounting policies and their application are periodically reviewed by the Audit Committee and the full Board of Directors.

2. Organization
   ------------

The Company is the holding company for First Federal Bank (the "Bank"). The Company owns 100% of the Bank's common stock. Currently, the Company engages in no other significant activities beyond its ownership of the Bank's common stock.

3. Use of Estimates
   ----------------

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

4. Earnings per share
   ------------------

The following information was used in the computation of net earnings per common share on both a basic and diluted basis for the periods presented.

                                                         Three months ended
                                                            September 30,
                                                         2004            2003
                                                      --------------------------

      Basic EPS computation:
      Net earnings                                    $2,156,726      $1,538,284

      Weighted average common shares outstanding       3,608,397       3,640,117
                                                      --------------------------

      Basic EPS                                       $     0.60      $     0.42
                                                      ==========================

      Diluted EPS computation:
      Net earnings                                    $2,156,726      $1,538,284
                                                      --------------------------

      Weighted average common shares outstanding       3,608,397       3,640,117
      Incremental option and RRP shares using
      treasury stock method                               80,576         114,913
                                                      --------------------------
      Diluted shares outstanding                       3,688,973       3,755,030
                                                      ==========================

      Diluted EPS                                     $     0.58      $     0.41
                                                      ==========================

5. Intangible assets
   -----------------

The gross carrying amount of intangible assets subject to amortization and the associated accumulated amortization at September 30, 2004, is presented in the table below. Intangible assets' balances are included in the line item `Other assets' in the Condensed Consolidated Balance Sheets. Amortization expense for intangible assets was $17,863 and $14,640, respectively, for the three months ended September 30, 2004 and 2003.

                                                September 30, 2004
                                       ----------------------------------------
                                         Gross                       Unamortized
                                       Carrying      Accumulated     Intangible
                                        Amount      Amortization       Assets
                                       ----------------------------------------
      Intangible assets:
        Core deposit premium           $690,140        $487,591        $202,549
        Mortgage servicing rights       268,379          14,424         253,955
                                       ----------------------------------------
                                       $958,519        $502,015        $456,504
                                       ========================================

                                                    June 30, 2004
                                       ----------------------------------------
                                         Gross                       Unamortized
                                       Carrying      Accumulated     Intangible
                                        Amount      Amortization       Assets
                                       ----------------------------------------

      Intangible assets:
        Core deposit premium           $690,140        $476,044        $214,096
        Mortgage servicing rights       268,379           8,108         260,271
                                       ----------------------------------------
                                       $958,519        $484,152        $474,367
                                       ========================================

Projections of amortization expense are based on existing asset balances and the existing interest rate environment as of September 30, 2004. What the Company actually experiences may be significantly different depending upon changes in market interest rates and market conditions. The following table shows the estimated future amortization expense for amortizing intangible assets for the periods indicated:

                                                 Core Deposit       Mortgage
                                                   Premium      Servicing Rights      Total
                                                 -------------------------------------------
      Nine months ended June 30, 2005             $ 33,849          $ 28,515        $ 62,364
      Year ended June 30, 2006                      44,604            40,361          84,965
      Year ended June 30, 2007                      44,604            35,983          80,587
      Year ended June 30, 2008                      44,604            30,536          75,140
      Year ended June 30, 2009                      34,888            25,611          60,499
      Year ended June 30, 2010                          --            21,129          21,129
      Thereafter                                        --            71,820          71,820
                                                  ------------------------------------------
      Total estimated amortization expense        $202,549          $253,955        $456,504
                                                  ==========================================

6. Dividends
   ---------

On July 22, 2004 the Company declared a cash dividend on its common stock, payable on August 31, 2004 to stockholders of record as of August 17, 2004, equal to $0.10 per share. Dividends totaling $363,160 were paid to stockholders on August 31, 2004.

On October 28, 2004 the Company declared a cash dividend on its common stock, payable on November 30, 2004 to stockholders of record as of November 16, 2004 equal to $0.10 per share. The Company expects to pay approximately $358,600 to stockholders on November 30, 2004.

7. Stock Options
   -------------

At September 30, 2004, the Company had two stock-based employee compensation plans, which are described more fully in Note 11 of the Company's 2004 Annual Report to Stockholders.

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

                                       Three months ended
                                           September 30,
                                      2004               2003
                                 --------------------------------

Basic EPS computation:
  Net earnings                   $   2,156,726      $   1,538,284
  Pro forma                          2,147,572          1,519,902

Basic earnings per share:
  Net earnings                            0.60               0.42
  Pro forma                               0.60               0.42

Diluted earnings per share:
  Net earnings                            0.58               0.41
  Pro forma                               0.58               0.40

The fair value of each option grant has been estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three months ended September 30, 2004 and 2003, respectively: dividend yield of 2.44% and 3.33%; expected volatility of 24.26% and 22.94%; risk free interest rate of 4.54% and 6.11%; and expected life of 7.5 years for both of the periods presented.

8. Effect of New Accounting Standards
   ----------------------------------

The Accounting Standards Executive Committee has issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This Statement applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value with no allowance for loan losses, or other valuation allowance, permitted at the time of acquisition. The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan. If contractually required payments for principal and interest are more than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. For the Company, this Statement is effective for fiscal year 2006 and, early adoption, although permitted, is not planned. No material impact is expected on the Company's consolidated financial statements at the time of adoption.

In March 2004 the Financial Accounting Standards Board ("FASB") reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 ("EITF 03-1"), The Meaning of Other-Than-

Temporary Impairment and its Application to Certain Investments. The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and certain other investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 cost method investment and disclosure provisions were effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The Company adopted cost method investment and disclosure provisions of EITF 03-1 on June 30, 2004. The adoption did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.


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

Overview
--------

Effective September 20, 2004 the Company sold two branch offices located in Sheldon, Iowa and Orange City, Iowa to another local financial institution. The purchaser assumed deposits of $27.1 million and acquired loans totaling $17.0 million in addition to the branch office buildings and certain furniture and equipment. A pre-tax gain of $2.2 million was recorded as a result of the branch sale. The branch offices sold were located in relatively rural areas. The Company's business plan targets expansion in the metro Des Moines market area rather than in rural communities and the Company does not generally invest in agricultural loans.

The extended low market interest rate environment contributed to a decrease in the Company's net yield on interest-earning assets when compared to the prior year and also when compared to its fiscal year plan. The Company's yield on interest-earning assets decreased at a faster rate than its cost of interest-bearing liabilities. The Company's yield on interest-earning assets decreased by 43 basis points to 5.32% for the three months ended September 30, 2004 from 5.75% for the three months ended September 30, 2003 while the cost of funds decreased by 18 basis points to 2.33% for the three months ended September 30, 2004 from 2.51% for the three months ended September 30, 2003. The Company mitigated a portion of this compression by adjustments to the mix of both interest-earning assets and interest-bearing liabilities resulting in a net yield on interest-earning assets of 3.25% for the three months ended September 30, 2004 as compared to 3.35% for the three months ended September 30, 2003.

Financial condition
-------------------

Total assets decreased by $45.1 million, or 7.3%, to $570.4 million at September 30, 2004 from $615.5 million at June 30, 2004 largely due to the branch office sales. Proceeds from maturities and sales of investment securities totaled $35.6 million for the three months ended September 30, 2004 while purchases of investment securities for the same period totaled $5.4 million. The net proceeds of $30.2 million from investment securities activities funded the transfer of the net liabilities in the branch office sale and a further decrease in deposits. Loans receivable decreased by $14.4 million, or 3.3%, to $421.8 million at September 30, 2004 from $436.2 million at June 30, 2004 primarily due to the loans sold in the branch sale transaction.

Deposits decreased by $42.9 million, or 10.0%, to $386.3 million at September 30, 2004 from $429.2 million at June 30, 2004 primarily due to the sale of $27.1 million in branch deposits. Additionally, the Company is generally not a market rate leader for term deposits. In response to historically low market interest rates, deposit customers have withdrawn funds from matured time deposits and transferred those funds to more liquid accounts. The Company offers premium rates to customers with multiple relationships in order to retain existing deposits and attract new customers. In addition, the Company periodically offers premium rates on selected deposit products in order to generate and retain deposits, to maintain adequate liquidity and to meet certain asset/liability management objectives.

Total stockholders' equity increased by $1.0 million, or 1.4%, to $72.5 million at September 30, 2004 from $71.5 million at June 30, 2004. The increase in stockholders' equity was largely due to earnings of $2.2 million for the three months ended September 30, 2004 net of stock repurchases and a dividend payment. Excluding dividends on unallocated Employee Stock Ownership Plan ("ESOP") shares, dividends declared during the three months ended September 30, 2004 totaled $363,160. The Company repurchased 72,500 shares of its common stock during the three months ended September 30, 2004 at a cost of $1.7 million. A repurchase program announced in August 2003 provided for the repurchase of up to 377,000 shares, or approximately 10% of the then outstanding shares, in open market purchases. As of September 30, 2004 up to 244,500 shares may yet be purchased under this program. The Company's management believes that stock repurchases are an appropriate deployment of a portion of the Company's capital that enhances shareholder value when the Company's common stock is repurchased at an appropriate price. With capital levels in excess of regulatory requirements, as demonstrated in the capital table included later in this report, and a basic core surplus of liquid assets in excess of short term liabilities that totals $50.6 million, or 8.49%, at September 30, 2004, the Company believes it can implement these repurchase programs without adversely affecting its capital or liquidity positions or its ability to pay future dividends. In addition, stock repurchase programs may reduce price volatility and enhance the liquidity of the Company's common stock, which is generally advantageous for shareholders. Additionally, accumulated other comprehensive income improved by $580,000 to an unrealized gain of $251,000 at September 30, 2004 from an unrealized loss of $330,000 at September 30, 2003.

Asset quality
-------------

Non-performing assets decreased to $4.0 million or 0.71% of total assets at September 30, 2004 from $5.0 million, or 0.81% of total assets at June 30, 2004 primarily due to a decrease in non-performing loans. Additionally, net charge-offs decreased by $178,000, to $54,000 for the three months ended September 30, 2004, from $232,000 for the three months ended September 30, 2003. However, adversely classified assets increased to $10.9 million at September 30, 2004 from $7.4 million at June 30, 2004 primarily due to the identification of weaknesses in the credits of three commercial borrowers for which the reserve analysis suggests collateral deficiencies. Adversely classified assets totaled $10.0 million at September 30, 2003. Provision for losses on loans increased by $235,000, or 44.8%, to $760,000 for the three months ended September 30, 2004 from $525,000 for the three months ended September 30, 2003 as a result of the risk assessments performed on classified assets.

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

Performing loans are also reviewed by collateral type, with similar risk factors being assigned. These risk factors take into consideration, among other matters, the borrower's ability to pay and the Company's past loan loss experience with each type of loan. The assigned risk factors result in allocations to the allowance corresponding to the risk-rated portfolio of non-performing loans.

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

      (a) Summary of the allowance for loan losses
          ----------------------------------------

                                                  Three months ended
                                                     September 30,
                                                2004                2003
                                            -------------------------------
      Balance at beginning of period        $ 4,316,286         $ 4,615,285
      Provision for losses                      760,000             525,000
      Charge-offs                               (82,581)           (253,534)
      Recoveries                                 28,880              21,702
                                            -------------------------------
      Balance at end of period              $ 5,022,585         $ 4,908,453
                                            ===============================

      (b) Non-performing assets.
          ----------------------

                                                          September 30, 2004   June 30, 2004
                                                          ----------------------------------
                                                                  (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
       One-to four family residential                           $  580             $  966
       Commercial real estate                                      338              1,645
       Commercial business                                         332                113
       Consumer                                                    656                267
                                                                -------------------------
           Total                                                 1,906              2,991
                                                                -------------------------

Loans accounted for on an accrual basis (1)(2):
       One-to four family residential                            1,243              1,332
       Multi-family residential                                    176                 --
       Commercial real estate                                       70                 --
       Consumer                                                     58                 --
                                                                -------------------------
           Total                                                 1,547              1,332
                                                                -------------------------
       Total non-performing loans                                3,453              4,323
                                                                -------------------------
       Other non-performing assets (3) (4)                         571                693
                                                                -------------------------
       Total non-performing assets                              $4,024             $5,016
                                                                =========================
Restructured loans not included in
   other non-performing categories above                        $3,087             $3,691
                                                                =========================

Non-performing loans as a percentage of total loans               0.82%              0.99%
Non-performing loans as a percentage of total assets              0.61%              0.70%
Total non-performing assets as a percentage of total loans
       and other non-performing assets                            0.96%              1.16%
Non-performing assets as a percentage of total assets             0.71%              0.81%

----------
(1)   Includes loans 90 days or more contractually delinquent.

(2) Delinquent FHA/VA guaranteed loans and delinquent loans with past due interest that, in the opinion of management, is collectible, are not placed on non-accrual status.

(3) Represents the net book value of real property acquired by the Registrant through forecolsure or deed in lieu of foreclosure. Upon acquisition, this property is carried at the lower of cost or fair market value less estimated costs of disposition.

(4) Includes repossessed automobiles, boats and trailers carried at the lower of cost or fair market value less estimated costs of disposition. Total carrying amount was $98,000 and $151,000, respectively, at September 30 and June 30, 2004.

Capital
-------

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of September 30, 2004 the Bank was in compliance with all regulatory capital requirements. The Bank's required, actual and excess capital levels as of September 30, 2004 were as follows:

                                                                                          Excess of
                                                                                          Actual Over
                                    Required       % of          Actual         % of      Regulatory
                                     Amount       Assets         Amount        Assets     Requirement
                                     ------       ------         ------        ------     -----------
                                                       (Dollars in thousands)
     Tangible Capital               $ 8,247         1.5%       $ 50,155        9.12%       $ 41,908
     Tier 1 leverage (core)          16,494         3.0%         50,155        9.12%         33,661
     Risk-based Capital              32,801         8.0%         55,178       13.46%         22,377

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

Effect of new accounting standards
----------------------------------

The Accounting Standards Executive Committee has issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This Statement applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value with no allowance for loan losses, or other valuation allowance, permitted at the time of acquisition. The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan. If contractually required payments for principal and interest are more than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. For the Company, this Statement is effective for fiscal year 2006 and, early adoption, although permitted, is not planned. No material impact is expected on the Company's consolidated financial statements at the time of adoption.

In March 2004 the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 ("EITF 03-1"), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and certain other investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 cost method investment and disclosure provisions were effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The Company adopted cost method investment and disclosure provisions of EITF 03-1 on June 30, 2004. The adoption did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

Comparison of the results of operations for the three months ended
------------------------------------------------------------------
September 30, 2004 and 2003
---------------------------

General. Net earnings for the three months ended September 30, 2004 totaled $2.2 million, or basic and diluted earnings per share of $0.60 and $0.58, respectively. Net earnings for the three months ended September 30, 2003 totaled $1.5 million, or basic and diluted earnings per share of $0.42 and $0.41, respectively.

Interest Income. Interest income decreased by $699,000, or 8.8%, to $7.3 million for the three months ended September 30, 2004 from $8.0 million for the three months ended September 30, 2003 due to a decrease in both the average yield on interest-earning assets and the average balance of interest-earning assets. The average yield on interest-earning assets decreased by 43 basis points to 5.32% for the three months ended September 30, 2004 from 5.75% for the three months ended September 30, 2003. The average balance of interest-earning assets decreased by $12.2 million, or 2.2%, to $546.0 million for the three months ended September 30, 2004 from $558.2 million for the three months ended September 30, 2003.

Interest income on loans decreased by $551,000, or 8.0%, to $6.3 million for the three months ended September 30, 2004 from $6.9 million for the three months ended September 30, 2003. The decrease in interest income on loans was primarily due to a decrease in the average yield on loans. The average yield on loans decreased by 55 basis points to 5.80% for the three months ended September 30, 2004 from 6.35% for the three months ended September 30, 2003. The decrease in the average yield on loans was largely due to the continued historically low market interest rate environment. The average balance of loans decreased by $873,000, or 0.2%, to $431.8 million for the three months ended September 30, 2004 from $432.7 million or the three months ended September 30, 2003.

Interest income on investment securities decreased by $152,000, or 14.0%, to $938,000 for the three months ended September 30, 2004 from $1.1 million for the three months ended September 30, 2003. The decrease in interest income on investment securities was primarily due to a decrease in the average balance of such securities. The average balance of investment securities decreased by $11.2 million, or 9.2% to $111.1 million for the three months ended September 30, 2004 from $122.3 million for the three months ended September 30, 2003. In addition, the average tax-equivalent yield on investment securities decreased by 19 basis points to 3.58% for the three months ended September 30, 2004 from 3.77% for the three months ended September 30, 2003 in the generally lower market interest rate environment.

Interest Expense. Interest expense decreased by $469,000, or 14.0%, to $2.9 million for the three months ended September 30, 2004 from $3.4 million for the three months ended September 30, 2003 primarily due to a decrease in the average cost of interest-bearing liabilities. The average cost of interest-bearing liabilities decreased by 18 basis points to 2.33% for the three months ended September 30, 2004 from 2.51% for the three months ended September 30, 2003. Interest on deposits decreased by $364,000, or 17.6%, to $1.7 million for the three months ended September 30, 2004 from $2.1 million for the three months ended September 30, 2003. The average cost of deposits decreased by 24 basis points to 1.78% for the three months ended September 30, 2004 from 2.02% for the three months ended September 30, 2003. The decrease in the average cost of deposits was due to changes in the mix of deposit types and to the generally lower market interest rate environment during the three months ended September 30, 2004. The average balance of non-interest-bearing deposits increased by $7.5 million, or 24.4%, to $38.4 million for the three months ended September 30, 2004 from $30.9 million for the three months ended September 30, 2003 while the average balance of interest-bearing deposits decreased by $29.2 million, or 7.1%, to $380.5 million for the three months ended September 30, 2004 from $409.7 million for the three months ended September 30, 2003. A significant portion of the decrease in the average balance of interest-bearing deposits was due to a decrease in the average balance of generally higher-rate fixed-term time deposits which decreased by $17.7 million for the three months ended September 30, 2004 when compared to the three months ended September 30, 2003.

Interest on FHLB advances and other borrowings totaled $1.2 million and $1.3 million, respectively, for the three months ended September 30, 2004 and 2003. The average cost of borrowings increased by 11 basis points to 4.23% for the three months ended September 30, 2004 from 4.12% for the three months ended September 30, 2003 because lower-rate short-term borrowings made up a smaller percentage of the average balance of borrowings for the three months ended September 30, 2004 than for the three months ended September 30, 2003. More than offsetting the increase in the average cost of borrowings was a decrease in the average balance of borrowings. The average balance of borrowings decreased by $13.9 million, or 11.2%, to $110.4 million for the three months ended September 30, 2004 from $124.3 million for the three months ended September 30, 2003.

Net Interest Income. Net interest income before provision for losses on loans decreased by $231,000, or 5.0%, to $4.4 million for the three months ended September 30, 2004 from $4.6 million for the three months ended September 30, 2003 primarily due to lower yields on interest-earning assets in the extended historically low market interest rate environment. The Company's average net yield on interest-earning assets decreased by 10 basis points to 3.25% for the three months ended September 30, 2004 from 3.35% for the three months ended September 30, 2003 and the net interest rate spread decreased by 25 basis points to 2.99% for the three months ended September 30, 2004 from 3.24% for the three months ended September 30, 2003

Provision for Losses on Loans. Provision for losses on loans totaled $760,000 for the three months ended September 30, 2004 and $525,000 for the three months ended September 30, 2003. During the three months ended September 30, 2004 and 2003 the Company recorded net charge-offs totaling $54,000 and $232,000, respectively. For more information on asset quality see "Asset Quality" in Management's Discussion and Analysis of Financial Condition.

Noninterest Income. Noninterest income increased by $1.7 million, or 71.7%, to $4.0 million for the three months ended September 30, 2004 from $2.3 million for the three months ended September 30, 2003. The increase in noninterest income was primarily due to a pre-tax gain of $2.2 million on the sale of the Sheldon, Iowa and Orange City, Iowa branch offices to another local financial institution on September 20, 2004. The purchaser assumed deposits of $27.1 million and acquired loans totaling $17.0 million in addition to the buildings and certain equipment. Partly offsetting the gain on the sale of branch deposits were decreases in other categories of noninterest income. Gain on sale of loans decreased by $87,000, or 26.6%, to $241,000 for the three months ended September 30, 2004 from $328,000 for the three months ended September 30, 2003 due to a slowdown in mortgage activity after an extended period of historically low interest rates. The slowdown in mortgage activity also impacted the Company's income from other real estate-related activities such as abstracting and escrow services. Income from real estate-related activities decreased by $176,000, or 48.6% to $186,000 for the three months ended September 30, 2004 from $362,000 for the three months ended September 30, 2003. In addition, the Company recorded a loss on sale of securities of $121,000 for the three months ended September 30, 2004 compared to a loss on sale of securities of $32,000 for the three months ended September 30, 2003. In September 2004 the Company liquidated lower-yielding investments in mutual funds at a loss in order to provide liquidity for the transfer of the deposits of the branch offices sold during the quarter

Noninterest expense. Partly offsetting the increase in noninterest income was an increase in noninterest expense. Noninterest expense increased by $249,000, or 6.1%, to $4.4 million for the three months ended September 30, 2004 from $4.1 million, for the three months ended September 30, 2003. The increase in noninterest expense was primarily due to an increase of $221,000, or 9.5%, in compensation and benefits expense to $2.5 million for the three months ended September 30, 2004 from $2.3 million for the three months ended September 30, 2003. The increase in compensation and benefits expense was partly due to an increase in the Company's pension plan funding requirements. Pension expense increased by $60,000, or 60.0%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. In addition, the slowdown in mortgage origination activity in the current year period resulted in a decrease of $169,000 in contra-expense for payroll-related direct origination costs for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Office property and equipment expense increased by $26,000, or 4.3%, and data processing expense increased by $31,000, or 32.6%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The increase in data processing expense is attributable to an upgrade of telecommunication lines and to software purchases and enhancements. Partly offsetting the increases in noninterest expense was a decrease of $31,000, or 27.5%, in advertising expense for the three months ended September 30, 2004 when compared to the same quarter of the prior year.

Net earnings and income tax expense. Net earnings before income taxes increased by $968,000, or 41.6%, to $3.3 million for the three months ended September 30, 2004 from $2.3 million for the three months ended September 30, 2003 primarily due to the increase in noninterest income, partly offset by the decrease in net interest income after provision for loan losses and the increase in noninterest expense. Income tax expense totaled $1.1 million, or an effective tax rate of 34.5%, and $787,000, or an effective tax rate of 33.8%, respectively, for the three months ended September 30, 2004 and 2003. The effective tax rate increased for the three months ended September 30, 2004 largely because tax-exempt income comprised a smaller percentage of pre-tax income for that period than for the three months ended September 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company's market risk is primarily comprised of interest rate risk resulting from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates might adversely affect the Company's net interest income or the economic value of its portfolio of assets, liabilities and off-balance-sheet contracts. Management continually develops and applies strategies to mitigate this risk. The Company primarily relies on the OTS Net Portfolio Value Model (the "Model") to measure its susceptibility to interest rate changes. For various assumed hypothetical changes in market interest rates, the Model estimates the current economic value of each type of asset, liability and off-balance-sheet contract. The present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts results in a net portfolio value ("NPV") estimate. An analysis of the changes in NPV in the event of hypothetical changes in interest rates is presented in the Form 10-K filed by the Company for the fiscal year ended June 30, 2004. The Company's NPV ratio after a 200 basis point rate-shock was 7.96% at June 30, 2004, as measured by the Model. As of June 30, 2004 the Company's interest rate risk, as measured by the Model, was within the Company's Asset Liability Policy guidelines and the OTS "level of risk" was reported as "minimal". Management does not believe that the Company's primary market risk exposures and how those exposures were managed during the three months ended September 30, 2004 have changed significantly when compared to the immediately preceding quarter ended June 30, 2004. However, the Company's primary market risk exposure has not yet been quantified at September 30, 2004, and the complexity of the Model makes it difficult to accurately predict results.

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

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
------------------------

      There are various claims and lawsuits in which the Registrant is periodically involved incidental to the Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

      There were no sales of unregistered securities during the three months ended September 30, 2004.

      The following table presents a summary of the Registrant's share repurchases during the quarter ended September 30, 2004 under a share repurchase plan announced in August 2003 authorizing the repurchase of up to 377,000 shares (10% of the then-issued and outstanding shares of common stock).

                                                                              Total Number of          Maximum
                                                                              Shares Purchased     Number of Shares
                                               Total Number     Average     as Part of Publicly    that May Yet be
                                                of Shares      Price Paid        Announced         Purchased Under
              Period                            Purchased      Per Share          Program            the Program
-------------------------------------------------------------------------------------------------------------------
July 1 through July 31, 2004                      15,000         $22.27            15,000              302,000
August 1 through August 31, 2004                  25,000         $22.85            25,000              277,000
September 1 through September 30, 2004            32,500         $23.53            32,500              244,500
-------------------------------------------------------------------------------------------------------------------

Item 4.Submission of Matters to a Vote of Security Holders
----------------------------------------------------------

      No matters were submitted to a vote of security holders during the period covered by this report.

Item 6.Exhibits
---------------

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

                         FIRST FEDERAL BANKSHARES, INC.


      DATE: November 9, 2004         BY: /s/ Barry E. Backhaus
                                         ---------------------
                                         Barry E. Backhaus
                                         President and Chief Executive Officer


      DATE: November 9, 2004         BY: /s/ Colin D. Anderson
                                         ---------------------
                                         Colin D. Anderson
                                         Senior Vice President and
                                           Chief Financial Officer