Form 10-Q
period 2004-12-31
FIRST FEDERAL BANKSHARES INC
filed 2005-02-09
CIK 1075348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[Mark One]

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to __________

Commission File Number: 0-25509

                         First Federal Bankshares, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                      42-1485449
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

             329 Pierce Street, Sioux City, Iowa             51101
          ------------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)

                                  712-277-0200
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

          ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                                                            |X| Yes |_| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at February 7, 2005
                 -----                    -------------------------------
     (Common Stock, $.01 par value)                   3,647,041

                         FIRST FEDERAL BANKSHARES, INC.

                                      INDEX

                                                                            Page
Part I. Financial Information

   Item 1. Financial Statements of First Federal Bankshares, Inc.
               and Subsidiaries                                                1

           Condensed Consolidated Balance Sheets at
               December 31, 2004 and June 30, 2004                             1

           Condensed Consolidated Statements of Operations
               for the three- and six-month periods ended
               December 31, 2004 and 2003                                      2

           Condensed Consolidated Statements of Changes in
               Stockholders' Equity for the six-month periods
               ended December 31, 2004 and 2003                                3

           Condensed Consolidated Statements of Comprehensive
               Income for the three- and six-month periods ended
               December 31, 2004 and 2003                                      4

           Condensed Consolidated Statements of Cash Flows for the
               six-month periods ended December 31, 2004 and 2003              5

           Notes to Condensed Consolidated Financial Statements                6

   Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  10

   Item 3. Quantitative and Qualitative Disclosures About Market Risk         20

   Item 4. Controls and Procedures                                            20

Part II. Other Information                                                    21

   Item 1. Legal Proceedings                                                  21

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        21

   Item 4. Submission of Matters to a Vote of Security Holders                21

   Item 6. Exhibits                                                           22

           Signatures                                                         23

PART I. FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

                 FIRST FEDERAL BANKSHARES, INC and SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                    December 31,          June 30,
                                                                        2004                2004
                                                                    -------------       -------------
Assets
------
Cash and due from banks                                             $  10,052,079       $  16,574,986
Interest-bearing deposits in other financial institutions                 210,033           2,282,875
                                                                    -------------       -------------
        Cash and cash equivalents                                      10,262,112          18,857,861
                                                                    -------------       -------------
Securities available-for-sale, at fair value (amortized cost
    of $54,624,263 and $85,217,975, respectively)                      54,851,153          84,693,332
Securities held-to-maturity, at amortized cost (fair value
    of $20,024,393 and $23,762,072, respectively)                      19,384,915          23,185,899

Loans receivable                                                      432,656,348         436,173,780
Less allowance for loan losses                                          4,924,711           4,316,286
                                                                    -------------       -------------
        Net loans                                                     427,731,637         431,857,494
                                                                    -------------       -------------

Office property and equipment, net                                     12,898,402          13,276,834
Federal Home Loan Bank ("FHLB") stock, at cost                          5,957,100           6,096,100
Accrued interest receivable                                             2,232,250           2,230,053
Goodwill                                                               18,417,040          18,523,607
Other assets (note 5)                                                  19,625,974          16,800,929
                                                                    -------------       -------------
            Total assets                                            $ 571,360,583       $ 615,522,109
                                                                    =============       =============

Liabilities
-----------
Deposits                                                            $ 388,058,298       $ 429,208,928
Advances from FHLB and other borrowings                               106,892,333         109,886,261
Advance payments by borrowers for taxes and insurance                     912,855           1,119,486
Accrued taxes on income                                                   306,383                  --
Accrued interest payable                                                  939,403           1,206,994
Accrued expenses and other liabilities                                  2,351,185           2,642,718
                                                                    -------------       -------------
            Total liabilities                                         499,460,457         544,064,387
                                                                    -------------       -------------

Stockholders' equity
--------------------
Common stock, $.01 par value, 12,000,000 shares authorized;
    4,969,229 and 4,939,262 shares issued at December 31, 2004
    and June 30, 2004, respectively                                        49,692              49,393
Additional paid-in capital                                             37,580,734          37,086,235
Retained earnings, substantially restricted                            54,663,005          52,240,273
Treasury stock, at cost, 1,317,188 and 1,198,990 shares at
    December 31, 2004 and June 30, 2004, respectively                 (19,397,931)        (16,519,093)
Accumulated other comprehensive income (loss)                             140,890            (329,644)
Unearned Employee Stock Ownership Plan ("ESOP")                          (979,470)         (1,044,710)
Unearned Recognition and Retention Plan ("RRP")                          (156,794)            (24,732)
                                                                    -------------       -------------
            Total stockholders' equity                                 71,900,126          71,457,722
                                                                    -------------       -------------
            Total liabilities and stockholders' equity              $ 571,360,583       $ 615,522,109
                                                                    =============       =============

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                           Three months                       Six months
                                                        ended December 31,                ended December 31,
                                                    --------------------------      ------------------------------
                                                       2004           2003             2004               2003
                                                    ----------     -----------      ------------      ------------
Interest income:
    Loans receivable                                $6,244,213     $ 6,758,534      $ 12,559,883      $ 13,624,840
    Investment securities                              788,914         999,894         1,727,284         2,090,660
    Other interest-earning assets                       11,205           5,726            19,878            10,647
                                                    ----------     -----------      ------------      ------------
        Total interest income                        7,044,332       7,764,154        14,307,045        15,726,147
                                                    ----------     -----------      ------------      ------------

Interest expense:
    Deposits                                         1,626,124       1,963,800         3,335,282         4,036,781
    Advances from FHLB and other borrowings          1,157,104       1,263,305         2,334,187         2,545,243
                                                    ----------     -----------      ------------      ------------
        Total interest expense                       2,783,228       3,227,105         5,669,469         6,582,024
                                                    ----------     -----------      ------------      ------------
        Net interest income                          4,261,104       4,537,049         8,637,576         9,144,123
    Provision for losses on loans                      105,000         100,000           865,000           625,000
                                                    ----------     -----------      ------------      ------------
        Net interest income after provision for
          losses on loans                            4,156,104       4,437,049         7,772,576         8,519,123
                                                    ----------     -----------      ------------      ------------

Noninterest income:
    Service charges on deposit accounts                930,986       1,009,427         1,931,277         2,058,761
    Service charges on loans                           133,685         167,191           291,081           348,733
    Gain on sale of branch deposits                         --              --         2,185,284                --
    Net gain (loss) on sale of securities                   --         (32,533)         (121,209)          (64,797)
    Gain (loss) on sale of loans                       184,299         161,106           425,060           489,110
    Real estate-related activities                     157,401         326,989           343,265           688,664
    Other income                                       455,588         418,594           838,062           877,702
                                                    ----------     -----------      ------------      ------------
        Total noninterest income                     1,861,959       2,050,774         5,892,820         4,398,173
                                                    ----------     -----------      ------------      ------------

Noninterest expense:
    Compensation and benefits (note 7)               2,652,029       2,571,997         5,195,927         4,895,056
    Office property and equipment                      606,752         629,818         1,237,929         1,235,081
    Data processing expense                            108,274         102,920           233,530           197,387
    Advertising                                         99,789          87,757           181,123           200,002
    Other expense                                    1,135,322       1,008,356         2,107,264         1,977,511
                                                    ----------     -----------      ------------      ------------
        Total noninterest expense                    4,602,166       4,400,848         8,955,773         8,505,037
                                                    ----------     -----------      ------------      ------------

        Income before income taxes                   1,415,897       2,086,975         4,709,623         4,412,259
    Income taxes                                       430,000         673,000         1,567,000         1,460,000
                                                    ----------     -----------      ------------      ------------
        Net income                                  $  985,897     $ 1,413,975      $  3,142,623      $  2,952,259
                                                    ==========     ===========      ============      ============

Earnings per share: (note 4)
    Basic earnings per share                        $     0.28     $      0.39      $       0.87      $       0.81
                                                    ==========     ===========      ============      ============
    Diluted earnings per share                      $     0.27     $      0.38      $       0.85      $       0.79
                                                    ==========     ===========      ============      ============

    Dividends declared per share                    $     0.10     $      0.09      $       0.20      $       0.17
                                                    ==========     ===========      ============      ============

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS
                 OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                                                          Six months ended December 31,
                                                                             2004              2003
                                                                         ------------------------------
Capital Stock
   Beginning of year balance                                             $     49,393      $     48,969
   Stock options exercised: 29,967 and 22,400 shares for the six
      months ended December 31, 2004 and 2003, respectively                       299               224
-------------------------------------------------------------------------------------------------------
End of period balance                                                          49,692            49,193
-------------------------------------------------------------------------------------------------------

Additional paid-in capital
   Beginning of year balance                                               37,086,235        36,537,133
   Stock options exercised                                                    277,595           207,207
   RRP awarded (forfeited), net                                               133,755            (7,000)
   Stock appreciation of allocated ESOP shares                                 83,149            82,096
-------------------------------------------------------------------------------------------------------
End of period balance                                                      37,580,734        36,819,436
-------------------------------------------------------------------------------------------------------

Retained earnings, substantially restricted
   Beginning of year balance                                               52,240,273        47,900,781
   Net earnings                                                             3,142,623         2,952,259
   Dividends paid on common stock                                            (719,891)         (620,256)
-------------------------------------------------------------------------------------------------------
End of period balance                                                      54,663,005        50,232,784
-------------------------------------------------------------------------------------------------------

Treasury stock, at cost
   Beginning of year balance                                              (16,519,093)      (14,264,674)
   RRP awarded (forfeited), net                                                83,250           (25,200)
   Treasury stock purchased                                                (2,962,088)       (1,159,594)
-------------------------------------------------------------------------------------------------------
End of period balance                                                     (19,397,931)      (15,449,468)
-------------------------------------------------------------------------------------------------------

Accumulated other comprehensive income (loss)
   Beginning of year balance                                                 (329,644)          710,378
   Net change in unrealized gains on securities available-for-sale,
        net of tax expense                                                    394,536          (511,001)
   Less: reclassification adjustment for net realized gains (losses)
        included in net income, net of tax expense                            (75,998)          (40,628)
-------------------------------------------------------------------------------------------------------
End of period balance                                                         140,890           240,005
-------------------------------------------------------------------------------------------------------

Unearned ESOP shares
   Beginning of year balance                                               (1,044,710)       (1,185,700)
   ESOP shares allocated                                                       65,240            70,260
-------------------------------------------------------------------------------------------------------
End of period balance                                                        (979,470)       (1,115,440)
-------------------------------------------------------------------------------------------------------

Unearned recognition and retention plan shares
   Beginning of year balance                                                  (24,732)          (85,522)
   RRP forfeited (awarded), net                                              (217,005)           14,981
   Amortization of RRP expense                                                 84,943            29,219
-------------------------------------------------------------------------------------------------------
End of period balance                                                        (156,794)          (41,322)
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Total stockholders' equity                                               $ 71,900,126      $ 70,735,188
=======================================================================================================

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS
                       OF COMPREHENSIVE INCOME (Unaudited)

                                                                         Three Months Ended                 Six months ended
                                                                            December 31,                      December 31,
                                                                      --------------------------      ----------------------------
                                                                         2004            2003             2004             2003
                                                                      ---------      -----------      -----------      -----------
Net earnings                                                          $ 985,897      $ 1,413,975      $ 3,142,623      $ 2,952,259
Other comprehensive income (loss):
    Unrealized holding gains (losses) arising during
        the period, net of tax                                         (109,728)         (66,238)         394,536         (511,001)
    Less: reclassification adjustment for net realized
        gains (losses) included in net income, net of tax expense            --          (20,398)         (75,998)         (40,628)
                                                                      ---------      -----------      -----------      -----------
Other comprehensive income (loss), net of tax                          (109,728)         (45,840)         470,534         (470,373)
                                                                      ---------      -----------      -----------      -----------

Comprehensive income                                                  $ 876,169      $ 1,368,135      $ 3,613,157      $ 2,481,886
                                                                      =========      ===========      ===========      ===========

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                         Six months ended December 31,
Cash flows from operating activities:                                                       2004              2003
                                                                                        ------------      ------------
Net earnings                                                                            $  3,142,623      $  2,952,259
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Loans originated for sale to investors                                                (18,465,000)      (22,484,000)
   Proceeds from sale of loans originated for sale                                        17,783,080        24,309,704
   Provision for loan losses                                                                 865,000           625,000
   Depreciation and amortization                                                             806,103           693,891
   Net (gain) on sale of loans                                                              (425,060)         (489,110)
   Net (gain) loss on sale of securities available-for-sale                                  121,209            64,797
   Net (gain) loss on sale of branch deposits                                             (2,185,284)               --
   Net loan fees deferred                                                                    (50,989)           94,134
   Amortization of premiums and discounts on loans and securities                            143,819           152,930
   (Increase) decrease in accrued interest receivable                                        (27,353)          (44,970)
   (Increase) decrease in other assets                                                    (2,604,919)         (940,576)
   Increase (decrease) in accrued interest payable                                          (142,675)         (449,605)
   Increase (decrease) in accrued expenses and other liabilities                            (259,004)         (391,169)
   Increase (decrease) in accrued taxes on income                                            324,255          (418,541)
                                                                                        ------------      ------------
Net cash provided by (used in) operating activities                                         (974,195)        3,674,744
                                                                                        ------------      ------------

Cash flows from investing activities:
   Proceeds from maturities of securities held-to-maturity                                 3,782,445        17,405,243
   Proceeds from sale of securities available-for-sale                                    30,226,184        13,585,515
   Purchase of securities available-for-sale                                              (5,389,323)       (8,209,971)
   Proceeds from maturities of securities available-for-sale                               5,401,527        10,076,146
   Purchase of bank owned life insurance                                                          --        (2,555,755)
   Redemption (purchase) of Federal Home Loan Bank Stock                                     139,000          (694,800)
   Loans purchased                                                                       (15,570,000)      (20,029,000)
   Cash effect of branch office sales                                                     (9,753,387)               --
   (Increase) decrease in loans receivable                                                 2,444,444       (26,609,343)
   Purchase of office property and equipment                                                (639,872)         (906,195)
   Proceeds from sale of foreclosed real estate                                              263,739            41,526
   Proceeds from sale of real estate held for development                                    662,917                --
   Net expenditures on real estate held for development                                     (712,766)         (873,739)
                                                                                        ------------      ------------
Net cash provided by (used in) investing activities                                       10,854,908       (18,770,373)
                                                                                        ------------      ------------

Cash flows from financing activities:
   Decrease in deposits                                                                  (11,871,891)       (8,720,569)
   Proceeds from FHLB advances and other borrowings                                        2,006,144        25,149,860
   Repayment of FHLB advances and other borrowings                                        (5,000,000)       (9,386,888)
   Net decrease in advances from borrowers for taxes and insurance                          (206,631)         (163,835)
   Issuance of common stock, net                                                             277,895           207,431
   Repurchase of common stock                                                             (2,962,088)       (1,159,594)
   Cash dividends paid                                                                      (719,891)         (620,256)
                                                                                        ------------      ------------
Net cash provided by (used in) financing activities                                      (18,476,462)        5,306,149
                                                                                        ------------      ------------
Net increase (decrease) in cash and cash equivalents                                      (8,595,749)       (9,789,480)
Cash and cash equivalents at beginning of period                                          18,857,861        34,286,953
                                                                                        ------------      ------------
Cash and cash equivalents at end of period                                              $ 10,262,112      $ 24,497,473
                                                                                        ============      ============

Supplemental disclosures:
  Cash paid during the period for interest                                              $  5,937,060      $  7,031,629
                                                                                        ============      ============
  Cash paid during the period for income taxes                                          $  1,242,745      $  1,878,539
                                                                                        ============      ============

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation
   ---------------------

The condensed consolidated balance sheet information for June 30, 2004 was derived from the audited Consolidated Balance Sheets of First Federal Bankshares, Inc. (the "Company") at June 30, 2004. The condensed consolidated financial statements as of and for the three months and six months ended December 31, 2004 and 2003 are unaudited.

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

4. Earnings per share
   ------------------

The following information was used in the computation of net earnings per common share on both a basic and diluted basis for the periods presented.

                                                          Three months ended              Six months ended
                                                              December 31,                  December 31,
                                                          2004           2003           2004           2003
                                                       -------------------------------------------------------
    Basic EPS computation:
        Net earnings                                   $  985,897     $1,413,975     $3,142,623     $2,952,259

        Weighted average common shares outstanding      3,567,109      3,637,478      3,610,183      3,638,798
                                                       -------------------------------------------------------

            Basic EPS                                  $     0.28     $     0.39     $     0.87     $     0.81
                                                       =======================================================

    Diluted EPS computation:
        Net earnings                                   $  985,897     $1,413,975     $3,142,623     $2,952,259
                                                       -------------------------------------------------------

        Weighted average common shares outstanding      3,567,109      3,637,478      3,610,183      3,638,798
        Incremental option and RRP shares using
          treasury stock method                            73,642        116,069         79,952        115,491
                                                       -------------------------------------------------------
            Diluted shares outstanding                  3,640,751      3,753,547      3,690,135      3,754,289
                                                       =======================================================

            Diluted EPS                                $     0.27     $     0.38     $     0.85     $     0.79
                                                       =======================================================

5. Intangible assets
   -----------------

The gross carrying amount of intangible assets subject to amortization and the associated accumulated amortization at December 31, 2004, is presented in the table below. Intangible assets' balances are included in the line item `Other assets' in the Condensed Consolidated Balance Sheets. Amortization expense for intangible assets was $19,172 and $14,640, respectively, for the three months ended December 31, 2004 and 2003 and $37,035 and $29,280, respectively for the six months ended December 31, 2004 and 2003.

                                                   December 31, 2004
                                        ---------------------------------------
                                         Gross                      Unamortized
                                        Carrying     Accumulated     Intangible
                                         Amount      Amortization      Assets
                                        ---------------------------------------
    Intangible assets:
        Core deposit premium            $690,140       $499,138       $191,002
        Mortgage servicing rights        268,379         22,049        246,330
                                        --------------------------------------
                                        $958,519       $521,187       $437,332
                                        ======================================

                                                     June 30, 2004
                                        ---------------------------------------
                                         Gross                      Unamortized
                                        Carrying     Accumulated     Intangible
                                         Amount      Amortization      Assets
                                        ---------------------------------------
    Intangible assets:
        Core deposit premium            $690,140       $476,044       $214,096
        Mortgage servicing rights        268,379          8,108        260,271
                                        --------------------------------------
                                        $958,519       $484,152       $474,367
                                        ======================================

Projections of amortization expense are based on existing asset balances and the existing interest rate environment as of December 31, 2004. What the Company actually experiences may be significantly different depending upon changes in market interest rates and market conditions. The following table shows the estimated future amortization expense for amortizing intangible assets for the periods indicated:

                                                     Core         Mortgage
                                                    Deposit      Servicing
                                                    Premium        Rights          Total
                                                   --------------------------------------
    Six months ended June 30, 2005                 $ 22,302       $ 20,890       $ 43,192
    Year ended June 30, 2006                         44,604         40,361         84,965
    Year ended June 30, 2007                         44,604         35,983         80,587
    Year ended June 30, 2008                         44,604         30,536         75,140
    Year ended June 30, 2009                         34,888         25,611         60,499
    Year ended June 30, 2010                             --         21,129         21,129
    Thereafter                                           --         71,820         71,820
                                                   --------------------------------------
        Total estimated amortization expense       $191,002       $246,330       $437,332
                                                   ======================================

6. Dividends
   ---------

On October 28, 2004 the Company declared a cash dividend on its common stock, payable on November 30, 2004 to stockholders of record as of November 16, 2004, equal to $0.10 per share. Excluding dividends on unallocated Employee Stock Ownership Plan ("ESOP") shares, dividends totaling $356,732 were paid to stockholders on November 30, 2004.

On January 20, 2005 the Company declared a cash dividend on its common stock, payable on February 28, 2005 to stockholders of record as of February 14, 2005 equal to $0.10 per share. Excluding dividends on unallocated ESOP shares, the Company expects to pay dividends totaling approximately $355,000 to stockholders on February 28, 2005.

7. Stock Options
   -------------

At December 31, 2004, the Company had two stock-based employee compensation plans, which are described more fully in Note 11 of the Company's 2004 Annual Report to Stockholders.

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

                                        Three months ended             Six months ended
                                           December 31,                  December 31,
                                       2004           2003           2004           2003
                                    -------------------------------------------------------
    Basic EPS computation:
        Net earnings                $  985,897     $1,413,975     $3,142,623     $2,952,259
        Pro forma                      967,269      1,395,278      3,114,841      2,915,179

    Basic earnings per share:
        Net earnings                      0.28           0.39           0.87           0.81
        Pro forma                         0.27           0.38           0.86           0.80

    Diluted earnings per share:
        Net earnings                      0.27           0.38           0.85           0.79
        Pro forma                         0.27           0.37           0.84           0.78

The fair value of each option grant has been estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three months and six months ended December 31, 2004 and 2003, respectively: dividend yield of 2.44% and 3.32%; expected volatility of 24.26% and 22.96%; risk free interest rate of 4.54% and 6.09%; and expected life of 7.5 years for both of the periods presented.

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

The FASB has issued Statement No. 123 (Revised), Share-Based Payment ("FAS123(R)"). This Statement establishes standards for accounting for transactions in which an entity engages its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments. FAS123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. FAS123(R) replaces existing requirements under FASB Statement No. 123, Accounting for Stock-Based Compensation and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. For the Company, the Statement is effective for the quarter beginning September 1, 2005. The Company is currently assessing the impact that FAS123(R) will have on its consolidated financial statements at the time of adoption.

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

Overview
--------

Effective September 20, 2004 the Company sold two branch offices located in Sheldon, Iowa and Orange City, Iowa to another local financial institution. The purchaser assumed deposits of $27.1 million and acquired loans totaling $17.0 million in addition to the branch office buildings and certain furniture and equipment. A pre-tax gain of $2.2 million was recorded as a result of the branch sale. The branch offices sold are located in relatively rural areas. The Company's business plan targets expansion in the metro

Des Moines market area rather than in rural communities and the Company does not generally invest in agricultural loans.

Recent increases in the market interest rate environment after five 25 basis point increases by the Federal Reserve Board since June 2004 contributed to an increase in the Company's net yield on interest-earning assets to 3.39% for the three months ended December 31, 2004 from 3.30% for the three months ended December 31, 2003. In addition, the net yield on interest-earning assets was 3.32% for both the six months ended December 31, 2004 and 2003. However, the increase in the market interest rate environment also resulted in upward pressure on the cost of interest-bearing liabilities which increased to 2.43% for the three months ended December 31, 2004 from 2.33% for the three months ended December 31, 2003. During the three months ended December 31, 2004, the Company began to increase rates on certain deposit products and offered premium-rate certificates of deposit in order to attract and retain retail accounts.

Financial condition
-------------------

Total assets decreased by $44.1 million, or 7.2%, to $571.4 million at December 31, 2004 from $615.5 million at June 30, 2004 primarily due to the branch office sales. Proceeds from maturities and sales of investment securities totaled $39.4 million for the six months ended December 31, 2004 while purchases of investment securities for the same period totaled $5.4 million. Proceeds of such sales, payments and maturities were primarily used to fund the assumption of the net liabilities of the branch offices sold and to fund the additional $11.9 million decrease in deposits. Loans receivable decreased by $3.5 million, or 0.8%, to $432.7 million at December 31, 2004 from $436.2 million at June 30, 2004 due to the $17.1 million in loan balances sold in the branch sale transaction and payments, offset in part by loan originations.

Deposits decreased by $41.1 million, or 9.6%, to $388.1 million at December 31, 2004 from $429.2 million at June 30, 2004 primarily due to the assumption of $27.1 million of deposit liabilities as part of the branch sale. Additionally, the Company is generally not a market rate leader for term deposits. In response to historically low market interest rates, deposit customers have withdrawn funds from matured time deposits and transferred those funds to more liquid accounts. The Company offers premium rates to customers with multiple relationships in order to retain existing deposits and attract new customers. In addition, the Company periodically offers premium rates on selected deposit products in order to generate and retain deposits, to maintain adequate liquidity and to meet certain asset/liability management objectives.

Total stockholders' equity increased by $442,000, or 0.6%, to $71.9 million at December 31, 2004 from $71.5 million at June 30, 2004. The change in stockholders' equity was largely due to earnings of $3.1 million for the six months ended December 31, 2004 net of stock repurchases, dividend payments and the equity effect of stock-based benefit programs. Excluding dividends on unallocated Employee Stock Ownership Plan ("ESOP") shares, dividends declared during the six months ended December 31, 2004 totaled $720,000. The Company repurchased 127,448 shares of its common stock during the six months ended December 31, 2004 at a cost of $3.0 million. A repurchase program announced in August 2003 provided for the repurchase of up to 377,000 shares, or approximately 10% of the then outstanding shares, in open market purchases. As of December 31, 2004 up to 192,000 shares may yet be purchased under this program. The Company's management believes that stock repurchases are an appropriate deployment of a portion of the Company's capital that enhances shareholder value when the Company's common stock is repurchased at an appropriate price. With capital levels in excess of regulatory requirements, as demonstrated in the capital table included later in this report, and a basic core surplus of liquid assets in excess of short term liabilities that totals $32.2 million, or 5.7%, at December 31, 2004, the Company believes it can implement these repurchase programs without adversely affecting its capital or liquidity positions or its ability to pay future dividends. In addition, stock repurchase programs may reduce price volatility and enhance the liquidity of the Company's common stock, which is generally advantageous for shareholders. Also contributing to the increase in stockholders' equity was a change in accumulated other comprehensive income. The Company reported accumulated other comprehensive income of $141,000 at December 31, 2004 compared to accumulated other comprehensive losses of $330,000 at June 30, 2004 due to increases in the market value of its available-for-sale securities during the current year period.

Asset quality
-------------

Non-performing assets totaled $4.9 million, or 0.86% of total assets, and $5.0 million, or 0.81% of total assets, at December 31, 2004 and June 30, 2004, respectively. Non-performing loans decreased to $4.0 million at December 31, 2004 from $4.3 million at June 30, 2004. Additionally, net charge-offs decreased by $121,000, to $257,000 for the six months ended December 31, 2004, from $378,000 for the six months ended December 31, 2003. However, adversely classified assets increased to $10.8 million at December 31, 2004 from $7.4 million at June 30, 2004 primarily due to the identification of weaknesses in the credits of three commercial borrowers for which the reserve analysis suggested collateral deficiencies. Provision for losses on loans increased by $240,000, or 38.4%, to $865,000 for the six months ended December 31, 2004 from $625,000 for the six months ended December 31, 2003 as a result of the risk assessments performed on assets. The allowance for loan losses increased to $4.9 million, or 1.14% of total loans, at December 31, 2004 from $4.3 million, or 0.99% of total loans, at June 30, 2004.

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

(a) Summary of the allowance for loan losses
    ----------------------------------------

                                        Three months ended                 Six months ended
                                           December 31,                      December 31,
                                       2004             2003             2004             2003
                                   --------------------------------------------------------------
Balance at beginning of period     $ 5,022,585      $ 4,908,453      $ 4,316,286      $ 4,615,285
    Provision for losses               105,000          100,000          865,000          625,000
    Charge-offs                       (217,602)        (159,879)        (300,183)        (413,413)
    Recoveries                          14,728           13,957           43,608           35,659
                                   --------------------------------------------------------------
Balance at end of period           $ 4,924,711      $ 4,862,531      $ 4,924,711      $ 4,862,531
                                   ==============================================================

(b) Non-performing assets.
    ----------------------

                                                           December 31, 2004      June 30, 2004
                                                           ------------------------------------
                                                                  (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
       One-to four family residential                                 $  313             $  966
       Commercial real estate                                          1,975              1,645
       Commercial business                                               143                113
       Consumer                                                          667                267
                                                           ------------------------------------
           Total                                                       3,098              2,991
                                                           ------------------------------------

Loans accounted for on an accrual basis (1)(2):
       One-to four family residential                                    822              1,332
       Multi-family residential                                           --                 --
       Commercial real estate                                             --                 --
       Consumer                                                           55                 --
                                                           ------------------------------------
           Total                                                         877              1,332
                                                           ------------------------------------
       Total non-performing loans                                      3,975              4,323
                                                           ------------------------------------
       Other non-performing assets (3) (4)                               938                693
                                                           ------------------------------------
       Total non-performing assets                                    $4,913             $5,016
                                                           ====================================
Restructured loans not included in
   other non-performing categories above                              $2,018             $3,691
                                                           ====================================

Non-performing loans as a percentage of total loans                     0.92%              0.99%
Non-performing loans as a percentage of total assets                    0.70%              0.70%
Total non-performing assets as a percentage of total loans
       and other non-performing assets                                  1.15%              1.16%
Non-performing assets as a percentage of total assets                   0.86%              0.81%

----------
(1)   Includes loans 90 days or more contractually delinquent.

(2) Delinquent FHA/VA guaranteed loans and delinquent loans with past due interest that, in the opinion of management, is collectible, are not placed on non-accrual status.

(3) Represents the net book value of real property acquired by the Company through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is carried at the lower of cost or fair market value less estimated costs of disposition. The total carrying amount was $810,000 and $542,000, respectively, at December 31 and June 30, 2004.

(4) Includes repossessed automobiles, boats and trailers carried at the lower of cost or fair market value less estimated costs of disposition. The total carrying amount was $128,000 and $151,000, respectively, at December 31 and June 30, 2004.

Capital
-------

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of December 31, 2004 the Bank was in compliance with all regulatory capital requirements. The Bank's actual and required capital amounts and ratios as of December 31, 2004 were as follows:

                                                                                               To Be Well
                                                                                           Capitalized Under
                                                                   For Capital             Prompt Corrective
                                          Actual                Adequacy Purposes          Action Provisions
                                   --------------------       --------------------       --------------------
                                    Amount        Ratio        Amount        Ratio        Amount        Ratio
                                   --------------------------------------------------------------------------
                                                              Dollars in Thousands
    Tangible capital               $50,044         9.08%      $ 8,266         1.50%      $    --           --%
    Tier 1 leverage (core)          50,044         9.08        16,532         3.00        27,553         5.00
    Tier 1 risk-based capital       50,044        12.00        16,491         4.00        24,736         6.00
    Risk-based capital              54,969        13.18        33,375         8.00        41,719        10.00

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

Comparison of the results of operations for the three months ended December 31, 2004 and 2003
--------------------------------------------------------------------------------

General. Net earnings for the three months ended December 31, 2004 totaled $986,000, or basic and diluted earnings per share of $0.28 and $0.27, respectively. Net earnings for the three months ended December 31, 2003 totaled $1.4 million, or basic and diluted earnings per share of $0.39 and $0.38, respectively.

Interest Income. Interest income decreased by $720,000, or 9.3%, to $7.0 million for the three months ended December 31, 2004 from $7.8 million for the three months ended December 31, 2003 due to a decrease in both the average balance of interest-earning assets and the average yield on interest-earning assets. The average balance of interest-earning assets decreased by $47.0 million, or 8.4%, to $510.9 million for the three months ended December 31, 2004 from $557.9 million for the three months ended December 31, 2003 due to decreases in the average balance of loans and investment securities. In addition, the average yield on interest-earning assets decreased by 9 basis points to 5.52% for the three months ended December 31, 2004 from 5.61% for the three months ended December 31, 2003.

Interest income on loans decreased by $514,000, or 7.6%, to $6.2 million for the three months ended December 31, 2004 from $6.8 million for the three months ended December 31, 2003. The decrease in interest income on loans was primarily due to a decrease in the average balance of loans. The average balance of loans decreased by $28.8 million, or 6.3%, to $425.7 million for the three months ended December 31, 2004 from $454.5 million or the three months ended December 31, 2003 partly due to the branch office sale in which loans totaling $17.0 million were sold. The average yield on loans decreased by 13 basis points to 5.82% for the three months ended December 31, 2004 from 5.95% for the three months ended December 31, 2003.

Interest income on investment securities decreased by $211,000, or 21.1%, to $789,000 for the three months ended December 31, 2004 from $1.0 million for the three months ended December 31, 2003. The decrease in interest income on investment securities was primarily due to a decrease in the average balance of such securities. The average balance of investment securities decreased by $17.6 million, or 17.5%, to $82.6 million for the three months ended December 31, 2004 from $100.2 million for the three months ended December 31, 2003 as the Company funded the decrease in deposit liabilities with maturities, sales and principal payments from its investment securities portfolio. The average tax-equivalent yield on investment securities decreased to 4.11% for the three months ended December 31, 2004 from 4.25% for the three months ended December 31, 2003 as securities with periodic rate reset features re-priced at lower rates during the current-year period due to the extended historically low market interest rate environment.

Interest Expense. Interest expense decreased by $444,000, or 13.8%, to $2.8 million for the three months ended December 31, 2004 from $3.2 million for the three months ended December 31, 2003 primarily due to a decrease in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities decreased by $63.8 million, or 12.3%, to $453.7 million for the three months ended December 31, 2004 from $517.5 million for the three months ended December 31, 2003 primarily due to a decrease in the average balance of interest-bearing deposits.

Interest on deposits decreased by $338,000, or 17.2%, to $1.6 million for the three months ended December 31, 2004 from $2.0 million for the three months ended December 31, 2003 primarily due to a decrease in the average balance of such deposits. The average balance of interest-bearing deposits decreased by $53.8 million, or 13.4%, to $348.1 million for the three months ended December 31, 2004 from $401.9 million for the three months ended December 31, 2003 partly due to the branch office sale in which deposits totaling $27.1 million were assumed. A significant portion of the decrease in the average balance of interest-bearing deposits was due to a decrease in the average balance of generally higher-rate fixed-term time deposits which decreased by $41.5 million for the three months ended December 31, 2004 when compared to the three months ended December 31, 2003 as customers sought higher returns in the historically low market interest rate environment or withdrew funds from matured deposits and transferred those funds to more liquid accounts. The Company is generally not a market rate leader for fixed-term deposits and chose not to aggressively compete for these higher-cost deposit balances. The average cost of deposits decreased by 10 basis points to 1.85% for the three months ended December 31, 2004 from 1.95% for the three months ended December 31, 2003. Due to recent increases in the market interest rate environment, the average cost of deposits for the three months ended December 31, 2004 increased from that of the immediately preceding quarter as the Company increased rates on certain deposit products in order to offer more competitive rates in the increasing market interest rate environment.

Interest on FHLB advances and other borrowings totaled $1.2 million and $1.3 million, respectively, for the three months ended December 31, 2004 and 2003 primarily due to a decrease in the average balance of borrowings. The average balance of borrowings decreased by $10.0 million, or 8.6%, to $105.6 million for the three months ended December 31, 2004 from $115.6 million for the three months ended December 31, 2003. The average cost of borrowings was 4.35% and 4.37%, respectively, for the three months ended December 31, 2004 and 2003.

Net Interest Income. Net interest income before provision for losses on loans decreased by $276,000, or 6.1%, to $4.3 million for the three months ended December 31, 2004 from $4.5 million for the three months ended December 31, 2003 primarily due to the decrease in the average balance of interest-earning assets that was partly offset by decreases in the average balance of interest-bearing liabilities. The Company's average net yield on interest-earning assets increased by 9 basis points to 3.39% for the three months ended December 31, 2004 from 3.30% for the three months ended December 31, 2003 as the relationship of interest-earning assets to interest-bearing liabilities increased to 112.6% for the three months ended December 31, 2004 from 107.8% for the three months ended December 31, 2003.

Provision for Losses on Loans. Provision for losses on loans totaled $105,000 for the three months ended December 31, 2004 and $100,000 for the three months ended December 31, 2003. During the three months ended December 31, 2004 and 2003 the Company recorded net charge-offs totaling $203,000 and $146,000, respectively. For more information on asset quality see "Asset Quality" in Management's Discussion and Analysis of Financial Condition.

Noninterest Income. Noninterest income decreased by $189,000, or 9.2%, to $1.9 million for the three months ended December 31, 2004 from $2.1 million for the three months ended December 31, 2003. The decrease in noninterest income was primarily due to decreases in service charge income and income from real estate-related activities. Service charges on deposit accounts decreased by $78,000, or 7.8%, to $931,000 for the three months ended December 31, 2004 from $1.0 million for the three months ended December 31, 2003 primarily due to a reduction in the number of transaction accounts subject to such service charges. Approximately 2,500 transaction accounts were sold in the September 2004 sale of two branch offices. Service charges on loans decreased by $33,000, or 20.0%, to $134,000 for the three months ended December 31, 2004 from $167,000 for the three months ended December 31, 2003 due to a slowdown in mortgage originations and refinances after an extended period of historically low interest rates. The slowdown in mortgage activity also impacted the Company's income from real estate-related activities such as abstracting and escrow services. Income from real estate-related activities decreased by $170,000, or 51.9%, to $157,000 for the three months ended December 31, 2004 from $327,000 for the three months ended December 31, 2003. Partially offsetting the decreases in service charges and real estate-related income was a $30,000 gain on sale of real estate held for development for the three months ended December 31, 2004. No gains on the sale of real estate held for development were recorded for the three months ended December 31, 2003. In addition, no losses on the sale of securities were recorded for the three months ended December 31, 2004 as compared to a loss of $33,000 for the three months ended December 31, 2003.

Noninterest expense. Noninterest expense increased by $201,000, or 4.6%, to $4.6 million for the three months ended December 31, 2004 from $4.4 million for the three months ended December 31, 2003. The increase in noninterest expense was partly due to an increase of $80,000, or 3.1%, in compensation and benefits expense to $2.7 million for the three months ended December 31, 2004 from $2.6 million for the three months ended December 31, 2003. The increase in compensation and benefits expense was largely due to annual salary increases and to an increase in the employer-paid portion of group health insurance premiums. Additionally, other noninterest expense increased by $127,000, or 12.6%, to $1.1 million for the three months ended December 31, 2004 from $1.0 million for the three months ended December 31, 2003. The increase in other noninterest expense was due to consulting expense totaling $31,000 for the implementation of consumer origination software and for a compensation and benefits review and analysis. In addition, the Company recorded a charge of $68,000 for a credit life insurance settlement.

Net earnings and income tax expense. Net earnings before income taxes decreased by $671,000, or 32.2%, to $1.4 million for the three months ended December 31, 2004 from $2.1 million for the three months ended December 31, 2003. Income tax expense totaled $430,000, or an effective tax rate of 30.4%, and $673,000, or an effective tax rate of 32.3%, respectively, for the three months ended December 31, 2004 and 2003. The effective tax rate decreased for the three months ended December 31, 2004 largely because tax-exempt income comprised a larger percentage of pre-tax income for that period than for the three months ended December 31, 2003.

Comparison of the results of operations for the six months ended December 31, 2004 and 2003
--------------------------------------------------------------------------------

General. Net earnings for the six months ended December 31, 2004 totaled $3.1 million, or basic and diluted earnings per share of $0.87 and $0.85, respectively. Net earnings for the six months ended

December 31, 2003 totaled $3.0 million, or basic and diluted earnings per share of $0.81 and $0.79, respectively.

Interest Income. Interest income decreased by $1.4 million, or 9.0%, to $14.3 million for the six months ended December 31, 2004 from $15.7 million for the six months ended December 31, 2003 due to a decrease in both the average balance of interest-earning assets and the average yield on interest-earning assets. The average balance of interest-earning assets decreased by $29.7 million, or 5.3%, to $528.5 million for the six months ended December 31, 2004 from $558.2 million for the six months ended December 31, 2003 primarily due to a decrease in the average balance of loans and investment securities. In addition, the average yield on interest-earning assets decreased by 26 basis points to 5.42% for the six months ended December 31, 2004 from 5.68% for the six months ended December 31, 2003 as increases in the market interest rate environment since June 2004, after an extended period of historically low market interest rates, had not yet made an impact on the average yields of the Company's loan and investment securities portfolios.

Interest income on loans decreased by $1.1 million, or 7.8%, to $12.6 million for the six months ended December 31, 2004 from $13.6 million for the six months ended December 31, 2003. The decrease in interest income on loans was primarily due to a decrease in the average balance of loans. The average balance of loans decreased by $15.0 million, or 3.4%, to $428.8 million for the six months ended December 31, 2004 from $443.8 million or the six months ended December 31, 2003 primarily due to the branch office sale in which loans totaling $17.0 million were sold. The average yield on loans decreased by 33 basis points to 5.81% for the six months ended December 31, 2004 from 6.14% for the six months ended December 31, 2003.

Interest income on investment securities decreased by $363,000, or 17.4%, to $1.7 million for the six months ended December 31, 2004 from $2.1 million for the six months ended December 31, 2003. The decrease in interest income on investment securities was primarily due to a decrease in the average balance of such securities. The average balance of investment securities decreased by $14.3 million, or 12.9%, to $96.9 million for the six months ended December 31, 2004 from $111.2 million for the six months ended December 31, 2003 as the Company funded the decrease in deposit liabilities with maturities, sales and principal payments from its investment securities portfolio. In addition, the average tax-equivalent yield on investment securities was 19 basis points lower at 3.80% for the six months ended December 31, 2004 as compared to 3.99% for the six months ended December 31, 2003 as securities with periodic rate reset features re-priced at lower rates during the current-year period due to the extended historically low market interest rate environment.

Interest Expense. Interest expense decreased by $913,000, or 13.9%, to $5.7 million for the six months ended December 31, 2004 from $6.6 million for the six months ended December 31, 2003 primarily due to a decrease in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities decreased by $53.4 million, or 10.2%, to $472.4 million for the six months ended December 31, 2004 from $525.8 million for the six months ended December 31, 2003.

Interest on deposits decreased by $701,000, or 17.4%, to $3.3 million for the six months ended December 31, 2004 from $4.0 million for the six months ended December 31, 2003 primarily due to a decrease in the average balance of such deposits. The average balance of interest-bearing deposits decreased by $41.4 million, or 10.2%, to $364.4 million for the six months ended December 31, 2004 from $405.8 million for the six months ended December 31, 2003 partly due to the branch office sale in which deposits totaling $27.1 million were assumed. A significant portion of the decrease in the average balance of interest-bearing deposits was due to a decrease in the average balance of generally higher-rate fixed-term time deposits which decreased by $29.6 million for the six months ended December 31, 2004 when compared to the six months ended December 31, 2003 as customers sought higher returns in the historically low market interest rate environment or withdrew funds from matured deposits and transferred those funds to more liquid accounts. The Company is generally not a market rate leader for fixed-term deposits and chose not to aggressively compete for the higher-cost deposit balances. The average cost of deposits decreased by 17 basis points to 1.82% for the six months ended December 31, 2004 from 1.99% for the six months ended December 31, 2003. The average cost of fixed-rate fixed-term deposits, which comprise over half of the Company's deposit balances, decreased to 2.74% for the six months ended December 31, 2004 from 3.11% for the six months ended December 31, 2003 as new deposits added during the extended low market interest rate environment carried rates lower than the average rate of that deposit type.

Interest on FHLB advances and other borrowings decreased by $211,000, or 8.3%, to $2.3 million for the six months ended December 31, 2004 from $2.5 million for the six months ended December 31, 2003 primarily due to a decrease in the average balance of borrowings. The average balance of borrowings decreased by $12.0 million, or 10.0%, to $108.0 million for the six months ended December 31, 2004 from $120.0 million for the six months ended December 31, 2003. The average cost of borrowings was 4.29% and 4.24%, respectively, for the six months ended December 31, 2004 and 2003.

Net Interest Income. Net interest income before provision for losses on loans decreased by $507,000, or 5.5%, to $8.6 million for the six months ended December 31, 2004 from $9.1 million for the six months ended December 31, 2003 primarily due to the decrease in the average balance of interest-earning assets that was partly offset by decreases in the average balances of interest-bearing liabilities. The Company's average net yield on interest-earning assets was 3.32% for each of the six months ended December 31, 2004 and 2003.

Provision for Losses on Loans. Provision for losses on loans totaled $865,000 for the six months ended December 31, 2004 and $625,000 for the six months ended December 31, 2003. During the six months ended December 31, 2004 and 2003 the Company recorded net charge-offs totaling $257,000 and $378,000, respectively. For more information on asset quality see "Asset Quality" in Management's Discussion and Analysis of Financial Condition.

Noninterest Income. Noninterest income increased by $1.5 million, or 34.0%, to $5.9 million for the six months ended December 31, 2004 from $4.4 million for the six months ended December 31, 2003. The increase in noninterest income was primarily due to a pre-tax gain of $2.2 million on the sale of two northwest Iowa branch offices to a local financial institution that was completed on September 20, 2004. The purchaser assumed deposit liabilities of $27.1 million and acquired loans totaling $17.0 million in addition to the buildings and certain equipment. Partly offsetting the gain on the sale of branches were decreases in other types of noninterest income. Service charge income on deposit accounts decreased by $127,000 for the six months ended December 31, 2004 as compared to the six months ended December 31, 2003 largely due to a reduction in the number of transaction accounts subject to such service charges. Approximately 2,500 transaction accounts were sold in the September 2004 sale of two branch offices. Gain on sale of loans and services charges on loans decreased by $64,000 and $58,000, respectively, for the six months ended December 31, 2004 as compared to the six months ended December 31, 2003 due to a slowdown in mortgage originations and refinances. Mortgage loan originations decreased by $32.6 million, or 57.0%, to $24.6 million for the six months ended December 31, 2004 from $57.2 million for the six months ended December 31, 2003. Additionally, mortgage refinances as a percent of originations decreased to 33.7% for the six months ended December 31, 2004 from 61.8% for the six months ended December 31, 2003. This slowdown in mortgage activity also impacted the Company's income from other real estate-related activities such as abstracting and escrow services. Income from real estate-related activities decreased by $346,000, or 50.2%, to $343,000 for the six months ended December 31, 2004 from $689,000 for the six months ended December 31, 2003. The Company recorded a loss on sale of securities of $121,000 for the six months ended December 31, 2004 compared to a loss on sale of securities of $65,000 for the six months ended December 31, 2003.

Noninterest expense. Noninterest expense increased by $451,000, or 5.3%, to $9.0 million for the six months ended December 31, 2004 from $8.5 million for the six months ended December 31, 2003. The increase in noninterest expense was primarily due to an increase of $301,000, or 6.2%, in compensation and benefits expenses to $5.2 million for the six months ended December 31, 2004 from $4.9 million for the six months ended December 31, 2003. The increase in compensation and benefits expense was partly due to increases in the Company's pension plan funding requirements and the cost of the employer-paid portion of group insurance premiums. In addition, the slowdown in mortgage origination activity in the current-year period resulted in a decrease of $244,000 in contra-expense for payroll-related direct origination costs that was partially offset by a $60,000 decrease in commissions paid to originators for the six months ended December 31, 2004 as compared to the six months ended December 31, 2003.

Net earnings and income tax expense. Net earnings before income taxes increased by $297,000, or 6.7%, to $4.7 million for the six months ended December 31, 2004 from $4.4 million for the six months ended December 31, 2003 primarily due to the gain on the sale of branch offices net of the decreases in net interest income and noninterest income and the increase in noninterest expense. Income tax expense totaled $1.6 million, or an effective tax rate of 33.3%, and $1.5 million , or an effective tax rate of 33.1%, respectively, for the six months ended December 31, 2004 and 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company's market risk is primarily comprised of interest rate risk resulting from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates might adversely affect the Company's net interest income or the economic value of its portfolio of assets, liabilities and off-balance-sheet contracts. Management continually develops and applies strategies to mitigate this risk. The Company primarily relies on the OTS Net Portfolio Value Model (the "Model") to measure its susceptibility to interest rate changes. For various assumed hypothetical changes in market interest rates, the Model estimates the current economic value of each type of asset, liability and off-balance-sheet contract. The present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts results in a net portfolio value ("NPV") estimate. An analysis of the changes in NPV in the event of hypothetical changes in interest rates is presented in the Form 10-K filed by the Company for the fiscal year ended June 30, 2004. The Company's NPV ratio after a 200 basis point rate-shock was 7.96% and 8.92%, respectively, at June 30, 2004 and September 30, 2004, as measured by the Model. As of both dates, the Company's interest rate risk, as measured by the Model, was within the Company's Asset Liability Policy guidelines and the OTS "level of risk" was reported as "minimal". Management does not believe that the Company's primary market risk exposures and how those exposures were managed during the three months ended December 31, 2004 have changed significantly when compared to the immediately preceding quarter ended September 30, 2004. However, the Company's primary market risk exposure has not yet been quantified at December 31, 2004, and the complexity of the Model makes it difficult to accurately predict results.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

      There are various claims and lawsuits in which the Company is periodically involved incidental to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

      There were no sales of unregistered securities during the three months ended December 31, 2004.

      The following table presents a summary of the Company's share repurchases during the quarter ended December 31, 2004 under a share repurchase plan announced in August 2003 authorizing the repurchase of up to 377,000 shares (10% of the then-issued and outstanding shares of common stock).

-----------------------------------------------------------------------------------------------------------------------
                                                                                 Total Number of           Maximum
                                                                                Shares Purchased       Number of Shares
                                                   Total Number     Average    as Part of Publicly     that May Yet be
                                                     of Shares     Price Paid       Announced          Purchased Under
               Period                              Purchased (1)   Per Share         Program             the Program
-----------------------------------------------------------------------------------------------------------------------
October 1 through October 31, 2004                     2,221         $23.00            none                244,500
November 1 through November 30, 2004                  30,227         $23.45           30,000               214,500
December 1 through December 31, 2004                  22,500         $23.65           22,500               192,000
-----------------------------------------------------------------------------------------------------------------------

(1) Includes shares withheld to satisfy tax liability on vesting of restricted stock under the 1999 Recognition and Retention Plan: 2,221 shares in October 2004 and 227 shares in November 2004.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

      The Company convened its 2004 Annual Meeting of Stockholders on October 28, 2004. At the meeting, the stockholders of the Company considered and voted on the following proposals:

Ballot No. 1. The election of Barry Backhaus and David S. Clay, each to serve as directors for a term of three years and until his successor has been elected and qualified.

The results of Ballot No. 1 were as follows:

                                                  For              Withheld
                                                  ---              --------
      Barry Backhaus                           3,092,207            35,572
      David S. Clay                            3,102,938            24,841

Ballot No. 2. The ratification of the appointment of McGladrey & Pullen, LLP as auditors for the Company for the fiscal year ending June 30, 2005.

The results of Ballot No. 2 were as follows:

                                               For          Against      Abstain
                                               ---          -------      -------
      Number of Votes                       3,092,235        13,932       21,612
      Percentage of total shares
         voted at the Annual Meeting             99.6%          0.4%          --

Item 6. Exhibits
----------------

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

                         FIRST FEDERAL BANKSHARES, INC.


      DATE: February 8, 2005           BY: _______________________
                                           Barry E. Backhaus
                                           President and Chief Executive Officer


      DATE: February 8, 2005           BY: _________________________
                                           Katherine A. Bousquet
                                           Vice President, Treasurer and
                                             Interim Chief Financial Officer