Form 10-Q
period 2005-03-31
FIRST FEDERAL BANKSHARES INC
filed 2005-05-10
CIK 1075348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to __________

Commission File Number: 0-25509

                         First Federal Bankshares, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                         Delaware                                             42-1485449
-------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification Number)

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
                                                                  |X| Yes |_| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                             Outstanding at May 6, 2005
                 -----                             --------------------------
     (Common Stock, $.01 par value)                                 3,623,703

                         FIRST FEDERAL BANKSHARES, INC.

                                      INDEX

                                                                        Page
Part I.  Financial Information

  Item 1. Financial Statements of First Federal Bankshares, Inc.
             and Subsidiaries                                            1

          Condensed Consolidated Balance Sheets at
             March 31, 2005 and June 30, 2004                            1

          Condensed Consolidated Statements of Operations
             for the three- and nine-month periods ended
             March 31, 2005 and 2004                                     2

          Condensed Consolidated Statements of Changes in
             Stockholders' Equity for the nine-month periods
             ended March 31, 2005 and 2004                               3

          Condensed Consolidated Statements of Comprehensive
             Income for the three- and nine-month periods ended
             March 31, 2005 and 2004                                     4

          Condensed Consolidated Statements of Cash Flows for the
             nine-month periods ended March 31, 2005 and 2004            5

          Notes to Condensed Consolidated Financial Statements           6

  Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations            10

  Item 3. Quantitative and Qualitative Disclosures About Market Risk    19

  Item 4. Controls and Procedures                                       19

Part II. Other Information                                              20

  Item 1. Legal Proceedings                                             20

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds   20

  Item 4. Submission of Matters to a Vote of Security Holders           20

  Item 6. Exhibits                                                      20

          Signatures                                                    21

PART I.  FINANCIAL  INFORMATION
  ITEM 1.  FINANCIAL  STATEMENTS

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                    March 31,           June 30,
                                                                       2005                2004
                                                                  -------------       -------------
Assets
------
Cash and due from banks                                           $   9,148,562       $  16,574,986
Interest-bearing deposits in other financial institutions             4,711,217           2,282,875
                                                                  -------------       -------------
      Cash and cash equivalents                                      13,859,779          18,857,861
                                                                  -------------       -------------
Securities available-for-sale, at fair value (amortized cost
   of $52,506,458 and $85,217,975, respectively)                     52,477,309          84,693,332
Securities held-to-maturity, at amortized cost (fair value
   of $18,903,370 and $23,762,072, respectively)                     18,528,183          23,185,899

Loans receivable                                                    437,923,153         436,173,780
Less allowance for loan losses                                        4,927,329           4,316,286
                                                                  -------------       -------------
      Net loans                                                     432,995,824         431,857,494
                                                                  -------------       -------------
Office property and equipment, net                                   13,154,718          13,276,834
Federal Home Loan Bank ("FHLB") stock, at cost                        5,762,400           6,096,100
Accrued interest receivable                                           2,458,904           2,230,053
Goodwill                                                             18,417,040          18,523,607
Other assets (note 5)                                                20,983,193          16,800,929
                                                                  -------------       -------------
        Total assets                                              $ 578,637,350       $ 615,522,109
                                                                  =============       =============

Liabilities
-----------
Deposits                                                          $ 398,638,328       $ 429,208,928
Advances from FHLB and other borrowings                             104,095,494         109,886,261
Advance payments by borrowers for taxes and insurance                   294,640           1,119,486
Accrued taxes on income                                                 433,930                  --
Accrued interest payable                                              1,268,837           1,206,994
Accrued expenses and other liabilities                                2,151,517           2,642,718
                                                                  -------------       -------------
        Total liabilities                                           506,882,746         544,064,387
                                                                  -------------       -------------

Stockholders' equity
--------------------
Common stock, $.01 par value, 12,000,000 shares authorized;
   4,976,529 and 4,939,262 shares issued at March 31, 2005
   and June 30, 2004, respectively                                       49,765              49,393
Additional paid-in capital                                           37,720,235          37,086,235
Retained earnings, substantially restricted                          55,208,827          52,240,273
Treasury stock, at cost, 1,352,826 and 1,198,990 shares at
   March 31, 2005 and June 30, 2004, respectively                   (20,165,423)        (16,519,093)
Accumulated other comprehensive income (loss)                           (19,149)           (329,644)
Unearned Employee Stock Ownership Plan ("ESOP")                        (946,580)         (1,044,710)
Unearned Recognition and Retention Plan ("RRP")                         (93,071)            (24,732)
                                                                  -------------       -------------
        Total stockholders' equity                                   71,754,604          71,457,722
                                                                  -------------       -------------
        Total liabilities and stockholders' equity                $ 578,637,350       $ 615,522,109
                                                                  =============       =============

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                       Three months                       Nine months
                                                      ended March 31,                    ended March 31,
                                                 --------------------------      -------------------------------
                                                    2005            2004              2005               2004
                                                 ----------      ----------      ------------       ------------
Interest income:
    Loans receivable                             $6,572,591      $6,737,451      $ 19,132,474       $ 20,362,291
    Investment securities                           745,924         877,833         2,473,208          2,968,493
    Other interest-earning assets                    12,797          13,628            32,675             24,275
                                                 ----------      ----------      ------------       ------------
       Total interest income                      7,331,312       7,628,912        21,638,357         23,355,059
                                                 ----------      ----------      ------------       ------------

Interest expense:
    Deposits                                      1,785,235       1,885,296         5,120,517          5,922,077
    Advances from FHLB and other borrowings       1,146,222       1,220,862         3,480,409          3,766,105
                                                 ----------      ----------      ------------       ------------
       Total interest expense                     2,931,457       3,106,158         8,600,926          9,688,182
                                                 ----------      ----------      ------------       ------------
       Net interest income                        4,399,855       4,522,754        13,037,431         13,666,877
    Provision for losses on loans                   130,000         450,000           995,000          1,075,000
                                                 ----------      ----------      ------------       ------------
       Net interest income after provision for
         losses on loans                          4,269,855       4,072,754        12,042,431         12,591,877
                                                 ----------      ----------      ------------       ------------

Noninterest income:
    Service charges on deposit accounts             792,805         903,931         2,724,082          2,962,692
    Service charges on loans                         73,845         141,479           356,328            490,212
    Gain on sale of branch deposits                      --              --         2,185,284                 --
    Net gain (loss) on sale of securities                --              --          (121,209)           (64,797)
    Gain (loss) on sale of loans                    121,982         917,059           547,042          1,406,169
    Real estate-related activities                  168,294         318,848           511,559          1,007,512
    Other income                                    438,641         478,231         1,285,301          1,355,933
                                                 ----------      ----------      ------------       ------------
       Total noninterest income                   1,595,567       2,759,548         7,488,387          7,157,721
                                                 ----------      ----------      ------------       ------------

Noninterest expense:
    Compensation and benefits (note 7)            2,659,542       2,744,260         7,855,469          7,639,316
    Office property and equipment                   655,544         667,527         1,893,473          1,902,608
    Data processing expense                         126,813         122,836           360,343            320,223
    Advertising                                     135,547          55,129           316,670            255,131
    Other expense                                   992,708         978,439         3,099,972          2,955,950
                                                 ----------      ----------      ------------       ------------
       Total noninterest expense                  4,570,154       4,568,191        13,525,927         13,073,228
                                                 ----------      ----------      ------------       ------------

       Income before income taxes                 1,295,268       2,264,111         6,004,891          6,676,370
    Income taxes                                    397,000         751,000         1,964,000          2,211,000
                                                 ----------      ----------      ------------       ------------
       Net income                                $  898,268      $1,513,111      $  4,040,891       $  4,465,370
                                                 ==========      ==========      ============       ============

Earnings per share: (note 4)
    Basic earnings per share                     $     0.25      $     0.41      $       1.13       $       1.23
                                                 ==========      ==========      ============       ============
    Diluted earnings per share                   $     0.25      $     0.40      $       1.11       $       1.19
                                                 ==========      ==========      ============       ============

    Dividends declared per share                 $     0.10      $     0.09      $       0.30       $       0.26
                                                 ==========      ==========      ============       ============

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS
                 OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                                                        Nine months ended March 31,
                                                                           2005            2004
                                                                       -----------------------------
Capital Stock
   Beginning of year balance                                           $     49,393     $     48,969
   Stock options exercised: 37,267 and 37,405 shares for the nine
      months ended March 31, 2005 and 2004, respectively                        372              374
----------------------------------------------------------------------------------------------------
End of period balance                                                        49,765           49,343
----------------------------------------------------------------------------------------------------

Additional paid-in capital
   Beginning of year balance                                             37,086,235       36,537,133
   Stock options exercised                                                  386,047          345,854
   RRP awarded (forfeited), net                                             124,530           (7,000)
   Stock appreciation of allocated ESOP shares                              123,423          127,728
----------------------------------------------------------------------------------------------------
End of period balance                                                    37,720,235       37,003,715
----------------------------------------------------------------------------------------------------

Retained earnings, substantially restricted
   Beginning of year balance                                             52,240,273       47,900,781
   Net earnings                                                           4,040,891        4,465,370
   Dividends paid on common stock                                        (1,072,337)        (950,587)
----------------------------------------------------------------------------------------------------
End of period balance                                                    55,208,827       51,415,564
----------------------------------------------------------------------------------------------------

Treasury stock, at cost
   Beginning of year balance                                            (16,519,093)     (14,264,674)
   RRP awarded (forfeited), net                                              77,508          (25,200)
   Treasury stock purchased                                              (3,723,838)      (1,159,594)
----------------------------------------------------------------------------------------------------
End of period balance                                                   (20,165,423)     (15,449,468)
----------------------------------------------------------------------------------------------------

Accumulated other comprehensive income (loss)
   Beginning of year balance                                               (329,644)         710,378
   Net change in unrealized gains on securities available-for-sale,
        net of tax expense                                                  234,497         (331,437)
   Less: reclassification adjustment for net realized losses
         included in net income, net of tax expense                         (75,998)         (40,628)
----------------------------------------------------------------------------------------------------
End of period balance                                                       (19,149)         419,569
----------------------------------------------------------------------------------------------------

Unearned ESOP shares
   Beginning of year balance                                             (1,044,710)      (1,185,700)
   ESOP shares allocated                                                     98,130          104,710
----------------------------------------------------------------------------------------------------
End of period balance                                                      (946,580)      (1,080,990)
----------------------------------------------------------------------------------------------------

Unearned recognition and retention plan shares
   Beginning of year balance                                                (24,732)         (85,522)
   RRP forfeited (awarded), net                                            (202,037)          14,981
   Amortization of RRP expense                                              133,698           37,514
----------------------------------------------------------------------------------------------------
End of period balance                                                       (93,071)         (33,027)
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Total stockholders' equity                                             $ 71,754,604     $ 72,324,706
====================================================================================================

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS
                       OF COMPREHENSIVE INCOME (Unaudited)

                                                                Three Months Ended           Nine months ended
                                                                     March 31,                    March 31,
                                                             ------------------------    ---------------------------
                                                               2005           2004           2005            2004
                                                             ---------     ----------    -----------     -----------
Net earnings                                                 $ 898,268     $1,513,111    $ 4,040,891     $ 4,465,370
Other comprehensive income (loss):
    Unrealized holding gains (losses) arising during
          the period, net of tax                              (160,039)       179,564        234,497        (331,437)
    Less: reclassification adjustment for net realized
        losses included in net income, net of tax expense           --             --        (75,998)        (40,628)
                                                             ---------     ----------    -----------     -----------
Other comprehensive income (loss), net of tax                 (160,039)       179,564        310,495        (290,809)
                                                             ---------     ----------    -----------     -----------

Comprehensive income                                         $ 738,229     $1,692,675    $ 4,351,386     $ 4,174,561
                                                             =========     ==========    ===========     ===========

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                        Nine months ended March 31,
Cash flows from operating activities:                                                      2005             2004
                                                                                       ------------     ------------
Net earnings                                                                           $  4,040,891     $  4,465,370
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Loans originated for sale to investors                                               (25,867,000)     (28,950,060)
   Proceeds from sale of loans originated for sale                                       25,263,560       30,188,546
   Provision for loan losses                                                                995,000        1,075,000
   Depreciation and amortization                                                          1,230,002        1,060,752
   Net gain on sale of loans                                                               (547,042)      (1,406,169)
   Net (gain) loss on sale of securities available-for-sale                                 121,209           64,797
   Net gain on sale of real estate held for development                                     (60,000)         (60,000)
   Net (gain) loss on sale of office property and equipment                                  16,459          (69,917)
   Net (gain) loss on sale of branch deposits                                            (2,185,284)              --
   Net loan fees deferred                                                                   (68,791)          45,993
   Amortization of premiums and discounts on loans and securities                           158,370          219,489
   (Increase) decrease in accrued interest receivable                                      (254,007)         (39,795)
   (Increase) decrease in other assets                                                     (633,022)        (334,493)
   Increase (decrease) in accrued interest payable                                          186,759         (143,623)
   Increase (decrease) in accrued expenses and other liabilities                           (458,600)         107,678
   Increase (decrease) in accrued taxes on income                                           451,802         (313,387)
                                                                                       ------------     ------------
Net cash provided by (used in) operating activities                                       2,390,306        5,910,181
                                                                                       ------------     ------------

Cash flows from investing activities:
   Proceeds from maturities of securities held-to-maturity                                4,632,196       18,856,176
   Proceeds from sale of securities available-for-sale                                   30,226,184       13,585,515
   Purchase of securities available-for-sale                                             (5,389,323)      (8,209,971)
   Proceeds from maturities of securities available-for-sale                              7,416,127       12,610,800
   Purchase of bank owned life insurance                                                         --       (2,555,755)
   Redemption (purchase) of Federal Home Loan Bank Stock                                    333,700         (522,300)
   Loans purchased                                                                      (26,071,000)     (23,661,000)
   Proceeds from sale of loans                                                                   --       37,370,941
   Cash effect of branch office sales                                                    (9,753,387)              --
   (Increase) decrease in loans receivable                                                7,599,838      (25,306,388)
   Proceeds from sale of office property and equipment                                        4,125          108,912
   Purchase of office property and equipment                                             (1,191,416)      (1,084,819)
   Proceeds from sale of foreclosed real estate                                           1,124,562          144,555
   Proceeds from sale of real estate held for development                                   994,258          702,302
   Net expenditures on real estate held for development                                    (992,006)      (1,274,983)
                                                                                       ------------     ------------
Net cash provided by (used in) investing activities                                       8,933,858       20,763,985
                                                                                       ------------     ------------

Cash flows from financing activities:
   Decrease in deposits                                                                  (5,296,878)      (6,802,231)
   Proceeds from FHLB advances and other borrowings                                       6,209,233       25,249,015
   Repayment of FHLB advances and other borrowings                                      (12,000,000)     (14,386,888)
   Net decrease in advances from borrowers for taxes and insurance                         (824,846)        (969,515)
   Issuance of common stock, net                                                            386,420          346,227
   Repurchase of common stock                                                            (3,723,838)      (1,159,594)
   Cash dividends paid                                                                   (1,072,337)        (950,587)
                                                                                       ------------     ------------
Net cash provided by (used in) financing activities                                     (16,322,246)       1,326,427
                                                                                       ------------     ------------
Net increase (decrease) in cash and cash equivalents                                     (4,998,082)      28,000,593
Cash and cash equivalents at beginning of period                                         18,857,861       34,286,953
                                                                                       ------------     ------------
Cash and cash equivalents at end of period                                             $ 13,859,779     $ 62,287,546
                                                                                       ============     ============

Supplemental disclosures:
  Cash paid during the period for interest                                             $  8,539,083     $  9,831,805
                                                                                       ============     ============
  Cash paid during the period for income taxes                                         $  1,501,198     $  2,651,039
                                                                                       ============     ============

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation
   ---------------------

The condensed consolidated balance sheet information for June 30, 2004 was derived from the audited Consolidated Balance Sheets of First Federal Bankshares, Inc. (the "Company") at June 30, 2004. The condensed consolidated financial statements as of and for the three months and nine months ended March 31, 2005 and 2004 are unaudited.

In the opinion of management of the Company these financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly these condensed consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosure normally included in year-end financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.

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

With regard to the Company's critical accounting policy relating to goodwill, goodwill is evaluated by management for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

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

4. Earnings per share
   ------------------

The following information was used in the computation of net earnings per common share on both a basic and diluted basis for the periods presented.

                                                 Three months ended         Nine months ended
                                                      March 31,                 March 31,
                                                  2005         2004         2005         2004
                                               --------------------------------------------------
Basic EPS computation:
  Net earnings                                 $  898,268   $1,513,111   $4,040,891   $4,465,370
  Weighted average common shares outstanding    3,526,364    3,654,457    3,567,590    3,643,980
                                               --------------------------------------------------

          Basic EPS                            $     0.25   $     0.41   $     1.13   $     1.23
                                               =================================================
Diluted EPS computation:
  Net earnings                                 $  898,268   $1,513,111   $4,040,891   $4,465,370
                                               --------------------------------------------------
  Weighted average common shares outstanding    3,526,364    3,654,457    3,567,590    3,643,980
  Incremental option and RRP shares using
     treasury stock method                         63,635      105,589       74,025      112,190
                                               --------------------------------------------------
           Diluted shares outstanding           3,589,999    3,760,046    3,641,615    3,756,170
                                               =================================================

           Diluted EPS                         $     0.25   $     0.40   $     1.11   $     1.19
                                               =================================================

5. Intangible assets
   -----------------

The gross carrying amount of intangible assets subject to amortization and the associated accumulated amortization at March 31, 2005, is presented in the table below. Intangible assets' balances are included in the line item `Other assets' in the Condensed Consolidated Balance Sheets. Amortization expense for intangible assets was $22,110 and $11,547, respectively, for the three months ended March 31, 2005 and 2004 and $59,145 and $40,827, respectively for the nine months ended March 31, 2005 and 2004.

                                              March 31, 2005
                                --------------------------------------------
                                  Gross                         Unamortized
                                 Carrying       Accumulated      Intangible
                                  Amount       Amortization        Assets
                                --------------------------------------------
Intangible assets:
  Core deposit premium          $   690,140     $   510,289     $   179,851
  Mortgage servicing rights         268,379          33,008         235,371
                                --------------------------------------------
                                $   958,519     $   543,297     $   415,222
                                ============================================

                                              June 30, 2004
                                --------------------------------------------
                                  Gross                         Unamortized
                                 Carrying       Accumulated     Intangible
                                  Amount       Amortization        Assets
                                --------------------------------------------
Intangible assets:
  Core deposit premium          $   690,140     $   476,044     $   214,096
  Mortgage servicing rights         268,379           8,108         260,271
                                --------------------------------------------
                                $   958,519     $   484,152     $   474,367
                                ============================================

Projections of amortization expense are based on existing asset balances and the existing interest rate environment as of March 31, 2005. What the Company actually experiences may be significantly different depending upon changes in market interest rates and market conditions. The following table shows the estimated future amortization expense for amortizing intangible assets for the periods indicated:

                                              Core Deposit       Mortgage
                                                Premium      Servicing Rights       Total
                                              --------------------------------------------
Three months ended June 30, 2005                $ 11,151         $  9,931         $ 21,082
Year ended June 30, 2006                          44,604           40,361           84,965
Year ended June 30, 2007                          44,604           35,983           80,587
Year ended June 30, 2008                          44,604           30,536           75,140
Year ended June 30, 2009                          34,888           25,611           60,499
Year ended June 30, 2010                              --           21,129           21,129
Thereafter                                            --           71,820           71,820
                                                ------------------------------------------
   Total estimated amortization expense         $179,851         $235,371         $415,222
                                                ==========================================

6. Dividends

On January 20, 2005 the Company declared a cash dividend on its common stock, payable on February 28, 2005 to stockholders of record as of February 14, 2005, equal to $0.10 per share. Excluding dividends on unallocated Employee Stock Ownership Plan ("ESOP") shares, dividends totaling $352,446 were paid to stockholders on February 28, 2005.

On April 21, 2005 the Company declared a cash dividend on its common stock, payable on May 31, 2005 to stockholders of record as of May 17, 2005 equal to $0.10 per share. Excluding dividends on unallocated ESOP shares, the Company expects to pay dividends totaling approximately $352,000 to stockholders on May 31, 2005.

7. Stock Options
   -------------

At March 31, 2005, the Company had two stock-based employee compensation plans, which are described more fully in Note 11 of the Company's 2004 Annual Report to Stockholders.

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

                                 Three months ended         Nine months ended
                                      March 31,                 March 31,
                                  2005         2004         2005         2004
                              -------------------------------------------------
Basic EPS computation:
  Net earnings                $  898,268   $1,513,111   $4,040,891   $4,465,370
  Pro forma                      881,258    1,484,405    3,996,099    4,399,584

Basic earnings per share:
  Net earnings                      0.25         0.41         1.13         1.23
  Pro forma                         0.25         0.41         1.12         1.21

Diluted earnings per share:
  Net earnings                      0.25         0.40         1.11         1.19
  Pro forma                         0.25         0.39         1.10         1.17

The fair value of each option grant has been estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three months and nine months ended March 31, 2005 and 2004, respectively: dividend yield of 2.44% and 3.32%; expected volatility of 24.26% and 22.96%; risk free interest rate of 4.54% and 6.09%; and expected life of 7.5 years for all periods presented.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (Revised 2004), Share-Based Payment ("SFAS123R") which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to

Employees. SFAS123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. In accordance with a recently-issued Securities and Exchange Commission rule, companies will be allowed to implement SFAS123R as of the beginning of the first interim or annual period that begins after June 15, 2005. The Company will adopt SFAS123R effective July 1, 2005. Under SFAS123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter after adoption of SFAS123R, while the retrospective method records compensation expense for all unvested stock options beginning with the first period presented. The Company has not yet determined the method of adoption or whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. The Company is currently assessing the impact that SFAS123R will have on its consolidated financial statements at the time of adoption.

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

Overview
--------

Effective September 20, 2004 the Company sold two branch offices located in Sheldon, Iowa and Orange City, Iowa to another local financial institution. The purchaser assumed deposits of $27.1 million and acquired loans totaling $17.0 million in addition to the branch office buildings and certain furniture and equipment. A pre-tax gain of $2.2 million was recorded as a result of the branch sale. The branch offices sold are located in relatively rural areas. The Company's business plan targets expansion in the metro Des Moines market area rather than in rural communities. On March 28, 2005 the Bank opened a new full-service branch office in Johnston, Iowa which is close to metro Des Moines. Management expects this office to offer increased opportunities for expansion of its retail and commercial services in the central Iowa market.

Recent increases in the market interest rate environment after seven 25 basis point increases by the Federal Reserve Board since June 2004 contributed to an increase in the Company's net yield on interest-earning assets to 3.42% for the three months ended March 31, 2005 from 3.28% for the three months ended March 31, 2004. In addition, the net yield on interest-earning assets increased to 3.35% for the nine months ended March 31, 2005 from 3.30% for the nine months ended March 31, 2004. However, the increase in the market interest rate environment also resulted in upward pressure on the cost of interest-bearing liabilities which increased to 2.57% for the three months ended March 31, 2005 from 2.43% for the three months ended March 31, 2004. During the three months ended March 31, 2005, the Company increased rates on certain deposit products and offered premium-rate certificates of deposit in order to attract and retain deposit relationships.

Financial condition
-------------------

Total assets decreased by $36.9 million, or 6.0%, to $578.6 million at March 31, 2005 from $615.5 million at June 30, 2004 primarily due to the branch office sales. Proceeds from maturities and sales of investment securities, net of purchases, totaled $36.9 million for the nine months ended March 31, 2005 and were used primarily to fund the transfer of the net liabilities of the branch offices sold and an additional $3.5 million decrease in deposits. Loans receivable increased to $437.9 million at March 31, 2005 from $436.2 million at June 30, 2004 as loan purchases and originations more than offset the $17.1 million in loan balances sold in the branch sale transaction in addition to principal payments received during the nine months ended March 31, 2005.

Deposits decreased by $30.6 million, or 7.1%, to $398.6 million at March 31, 2005 from $429.2 million at June 30, 2004 primarily due to the transfer of $27.1 million of deposit liabilities as part of the branch sale. In response to the recent increase in the market interest rate environment, the Company increased rates on certain deposit products and offered premium-rate certificates of deposit in order to generate and retain deposits, to maintain adequate liquidity and to meet certain asset/liability management objectives.

Total stockholders' equity increased by $297,000, or 0.4%, to $71.8 million at March 31, 2005 from $71.5 million at June 30, 2004. The change in stockholders' equity was primarily due to earnings for the nine months ended March 31, 2005 net of stock repurchases and dividend payments. Excluding dividends on unallocated Employee Stock Ownership Plan ("ESOP") shares, dividends declared during the nine months ended March 31, 2005 totaled $1.1 million. The Company purchased 162,448 shares of its common stock during the nine months ended March 31, 2005 at a cost of $3.7 million. A repurchase program announced in August 2003 provided for the repurchase of up to 377,000 shares, or approximately 10% of the then outstanding shares, in open market purchases. As of March 31, 2005 up to 157,000 shares may yet be purchased under this program that expires on September 23, 2005. The Company's management believes that stock repurchases are an appropriate deployment of a portion of the Company's capital that enhances shareholder value when the Company's common stock is repurchased at an appropriate price. With capital levels in excess of regulatory requirements, as demonstrated in the capital table included later in this report, and a basic core surplus of liquid assets in excess of short term liabilities that totaled $24.7 million, or 3.8%, at March 31, 2005, the Company believes it can implement these repurchase programs without adversely affecting its capital or liquidity positions or its ability to pay future dividends. In addition, stock repurchase programs may reduce price volatility and enhance the liquidity of the Company's common stock, which is generally advantageous for shareholders. Also contributing to the increase in stockholders' equity was a change in accumulated other comprehensive income. The Company reported accumulated other comprehensive losses of $19,000 at March 31, 2005 compared to accumulated other comprehensive losses of $330,000 at June 30, 2004 due to increases in the market value of its available-for-sale securities during the current year period.

Asset quality
-------------

Non-performing assets totaled $3.0 million, or 0.52% of total assets, and $5.0 million, or 0.81% of total assets, at March 31, 2005 and June 30, 2004, respectively. Non-performing loans decreased to $2.8 million at March 31, 2005 from $4.3 million at June 30, 2004. Additionally, net charge-offs decreased by $359,000, or 48.3%, to $384,000 for the nine months ended March 31, 2005, from $743,000 for the nine months ended March 31, 2004. Provision for losses on loans totaled $1.0 million and $1.1 million, respectively, for the nine months ended March 31, 2005 and 2004. The allowance for loan losses totaled $4.9 million, or 1.13% of total loans, at March 31, 2005 and $4.3 million, or 0.99% of total loans, at June 30, 2004.

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

(a)   Summary of the allowance for loan losses
      ----------------------------------------

                                     Three months ended             Nine months ended
                                          March 31,                     March 31,
                                     2005           2004           2005           2004
                                 --------------------------------------------------------
Balance at beginning of period   $ 4,924,711    $ 4,862,531    $ 4,316,286    $ 4,615,285
  Provision for losses               130,000        450,000        995,000      1,075,000
  Charge-offs                       (159,425)      (395,285)      (459,608)      (808,698)
  Recoveries                          32,043         30,321         75,651         65,980
                                 --------------------------------------------------------
Balance at end of period         $ 4,927,329    $ 4,947,567    $ 4,927,329    $ 4,947,567
                                 ========================================================

(b)   Non-performing assets.
      ----------------------

                                                              March 31, 2005   June 30, 2004
                                                              ------------------------------
                                                                   (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
     One-to four family residential                                $  441          $  966
     Commercial real estate                                         1,191           1,645
     Commercial business                                              140             113
     Consumer                                                         430             267
                                                              ---------------------------
          Total                                                     2,202           2,991
                                                              ---------------------------

Loans accounted for on an accrual basis (1)(2):
     One-to four family residential                                   489           1,332
     Multi-family residential                                          --              --
     Commercial real estate                                            --              --
     Consumer                                                          86              --
                                                              ---------------------------
          Total                                                       575           1,332
                                                              ---------------------------
     Total non-performing loans                                     2,777           4,323
                                                              ---------------------------
     Other non-performing assets (3) (4)                              220             693
                                                              ---------------------------
     Total non-performing assets                                   $2,997          $5,016
                                                              ===========================
Restructured loans not included in
  other non-performing categories above                            $2,068          $3,691
                                                              ===========================

Non-performing loans as a percentage of total loans                  0.63%           0.99%
Non-performing loans as a percentage of total assets                 0.48%           0.70%
Total non-performing assets as a percentage of total loans
     and other non-performing assets                                 0.69%           1.16%
Non-performing assets as a percentage of total assets                0.52%           0.81%

----------------------------
(1)   Includes loans 90 days or more contractually delinquent.

(2) Delinquent FHA/VA guaranteed loans and delinquent loans with past due interest that, in the opinion of management, is collectible, are not placed on non-accrual status.

(3) Represents the net book value of real property acquired by the Company through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is carried at the lower of cost or fair market value less estimated costs of disposition. The total carrying amount was $69,000 and $542,000, respectively, at March 31, 2005 and June 30, 2004.

(4) Includes repossessed automobiles, boats and trailers carried at the lower of cost or fair market value less estimated disposal costs. The total carrying amount was $151,000 at both March 31, 2005 and June 30, 2004.

Capital
-------

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of March 31, 2005 the Bank was in compliance with all regulatory capital requirements. The Bank's actual and required capital amounts and ratios as of March 31, 2005 were as follows:

                                                                           To Be Well
                                                                        Capitalized Under
                                                      For Capital       Prompt Corrective
                                       Actual      Adequacy Purposes    Action Provisions
                                  ---------------  ------------------   ------------------
                                   Amount  Ratio    Amount    Ratio     Amount     Ratio
                                  --------------------------------------------------------
                                                  Dollars in Thousands
Tangible capital                  $51,133   9.15%   $ 8,382    1.50%    $    --        --%
Tier 1 leverage (core)             51,133   9.15     16,763    3.00      27,938      5.00
Tier 1 risk-based capital          51,133   12.02    17,020    4.00      25,530      6.00
Risk-based capital                 56,060   13.18    34,040    8.00      42,550     10.00

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

Comparison of the results of operations for the three months ended March 31,
----------------------------------------------------------------------------
2005 and 2004
-------------

General. Net earnings for the three months ended March 31, 2005 totaled $898,000, or basic and diluted earnings per share of $0.25 each. Net earnings for the three months ended March 31, 2004 totaled $1.5 million, or basic and diluted earnings per share of $0.41 and $0.40, respectively. The 2005 quarterly earnings were lower than 2004 primarily due to a non-recurring gain of $496,000, net of tax effect, on the sale of loans recorded in March 2004.

Interest Income. Interest income decreased by $298,000, or 3.9%, to $7.3 million for the three months ended March 31, 2005 from $7.6 million for the three months ended March 31, 2004 primarily due to a decrease in the average balance of interest-earning assets. The average balance of interest-earning assets decreased by $37.8 million, or 6.8%, to $521.8 million for the three months ended March 31, 2005 from $559.5 million for the three months ended March 31, 2004 primarily due to the Company's sale of two branch offices in September 2004 in which the purchaser assumed deposit liabilities of $27.1 million and acquired loans totaling $17.0 million. Proceeds from maturities and sales of investment securities funded the transfer of the deposit liabilities. Primarily due to the increasing market interest rate environment during 2005 the average yield on interest-earning assets increased by 22 basis points to 5.75% for the three months ended March 31, 2005 from 5.53% for the three months ended March 31, 2004.

Interest income on loans decreased by $165,000, or 2.5%, to $6.6 million for the three months ended March 31, 2005 from $6.7 million for the three months ended March 31, 2004. The decrease in interest income on loans was primarily due to a decrease in the average balance of loans. The average balance of loans decreased by $18.4 million, or 4.0%, to $440.6 million for the three months ended March 31, 2005 from $459.0 million or the three months ended March 31, 2004 primarily due to the branch office sale in which loans totaling $17.0 million were sold. The average yield on loans increased by 15 basis points to

6.05% for the three months ended March 31, 2005 from 5.90% for the three months ended March 31, 2004 primarily due to new loan production and the repricing of adjustable rate loans in the higher market interest rate environment in 2005 as compared to 2004.

Interest income on investment securities decreased by $132,000, or 15.0%, to $746,000 for the three months ended March 31, 2005 from $878,000 for the three months ended March 31, 2004. The decrease in interest income on investment securities was primarily due to a decrease in the average balance of such securities. The average balance of investment securities decreased by $14.9 million, or 15.8%, to $79.0 million for the three months ended March 31, 2005 from $93.9 million for the three months ended March 31, 2004 as the Company funded the decrease in deposit liabilities with maturities, sales and principal payments from its investment securities portfolio. The investment securities liquidated to fund the transfer of branch office deposits in September 2004 were primarily shorter-term lower-yielding securities. The average tax-equivalent yield on investment securities increased to 4.17% for the three months ended March 31, 2005 from 4.01% for the three months ended March 31, 2004 primarily due to a the mix of security types. For the three months ended March 31, 2005 higher-yielding investment securities comprised a more significant portion of the investment securities portfolio than was the case for the three months ended March 31, 2004.

Interest Expense. Interest expense decreased by $175,000, or 5.6%, to $2.9 million for the three months ended March 31, 2005 from $3.1 million for the three months ended March 31, 2004 primarily due to a decrease in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities decreased by $52.1 million, or 10.1%, to $461.8 million for the three months ended March 31, 2005 from $513.9 million for the three months ended March 31, 2004 primarily due to a decrease in the average balance of interest-bearing deposits.

Interest on deposits decreased by $100,000, or 5.3%, to $1.8 million for the three months ended March 31, 2005 from $1.9 million for the three months ended March 31, 2004 primarily due to a decrease in the average balance of such deposits. The average balance of interest-bearing deposits decreased by $45.4 million, or 11.4%, to $352.9 million for the three months ended March 31, 2005 from $398.4 million for the three months ended March 31, 2004 partly due to the branch office sale in which deposits totaling $27.1 million were assumed. The decrease in the average balance of interest-bearing deposits was primarily due to a decrease in the average balance of generally higher-rate fixed-term time deposits which decreased by $45.3 million for the three months ended March 31, 2005 when compared to the three months ended March 31, 2004 as customers sought higher returns in the historically low market interest rate environment during calendar year 2004 or withdrew funds from matured deposits and transferred those funds to more liquid accounts. The Company is generally not a market rate leader for fixed-term deposits and chose not to aggressively compete for these higher-cost deposit balances. Partially offsetting the decrease in interest expense on deposits due to decreases in the average balance of interest-bearing deposits was an increase in the average cost of such deposits. The average cost of deposits increased by 15 basis points to 2.05% for the three months ended March 31, 2005 from 1.90% for the three months ended March 31, 2004 as the Company increased rates on certain deposit products and offered premium-rate certificates of deposit in order to attract and retain deposits in the increasing market interest rate environment.

Interest on FHLB advances and other borrowings totaled $1.1 million and $1.2 million, respectively, for the three months ended March 31, 2005 and 2004 primarily due to a decrease in the average balance of borrowings. The average balance of borrowings decreased by $6.7 million, or 5.8%, to $108.8 million for the three months ended March 31, 2005 from $115.5 million for the three months ended March 31, 2004. The average cost of borrowings was 4.27% and 4.25%, respectively, for the three months ended March 31, 2005 and 2004.

Net Interest Income. Net interest income before provision for losses on loans decreased by $123,000, or 2.7%, to $4.4 million for the three months ended March 31, 2005 from $4.5 million for the three months ended March 31, 2004 primarily due to the decrease in the average balance of interest-earning assets that was offset by even larger decreases in the average balance of interest-bearing liabilities. The Company's average net yield on interest-earning assets increased by 14 basis points to 3.42% for the three months ended March 31, 2005 from 3.28% for the three months ended March 31, 2004 as the relationship of interest-earning assets to interest-bearing liabilities increased to 113.0% for the three months ended March 31, 2005 from 108.9% for the three months ended March 31, 2004.

Provision for Losses on Loans. Provision for losses on loans decreased by $320,000 to $130,000 for the three months ended March 31, 2005 from $450,000 for the three months ended March 31, 2004 primarily due to a reduction in charge-offs. During the three months ended March 31, 2005 and 2004 net charge-offs decreased by $238,000 to $127,000 for the three months ended March 31, 2005 from $365,000 for the three months ended March 31, 2004. For more information on asset quality see "Asset Quality" in Management's Discussion and Analysis of Financial Condition.

Noninterest Income. Noninterest income decreased by $1.2 million, or 42.2%, to $1.6 million for the three months ended March 31, 2005 from $2.8 million for the three months ended March 31, 2004. The decrease in noninterest income was primarily due to a decrease of $795,000 in gain on sale of loans. During the three months ended March 31, 2004 the Company sold $37.1 million of fixed-rate residential mortgages with 15-year terms in order to mitigate future interest rate risk in a potential rising market interest rate environment. The net pre-tax gain on the sale of these loans totaled $791,000. The decrease in noninterest income was also due to a slowdown in mortgage refinancing activity in the current year period after an extended period of historically low market interest rates. This slowdown impacted the Company's income from real estate-related activities such as abstracting and escrow services. Income from real estate-related activities decreased by $151,000, or 47.2%, to $168,000 for the three months ended March 31, 2005 from $319,000 for the three months ended March 31, 2004. The slowdown in mortgage refinancing activity also resulted in a decrease in service charges on loans. Service charges on loans decreased by $68,000, or 47.8%, to $74,000 for the three months ended March 31, 2005 from $141,000 for the three months ended March 31, 2004 primarily due to a decrease of $71,000 in prepayment penalties for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Additionally, service charges on deposit accounts decreased by $111,000, or 12.3%, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 largely due to a reduction in the number of transaction accounts subject to such service charges. Approximately 2,500 transaction accounts were transferred in the September 2004 sale of two branch offices.

Noninterest expense. Noninterest expense totaled $4.6 million for each of the three months ended March 31, 2005 and 2004. An increase of $80,000 in advertising expense for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was offset by a decrease in compensation and benefits expense as the number of full-time-equivalent employees decreased to 207 at March 31, 2005 from 224 at March 31, 2004.

Net earnings and income tax expense. Net earnings before income taxes decreased by $969,000, or 42.8%, to $1.3 million for the three months ended March 31, 2005 from $2.3 million for the three months ended March 31, 2004. Income tax expense totaled $397,000, or an effective tax rate of 30.7%, and $751,000, or an effective tax rate of 33.2%, respectively, for the three months ended March 31, 2005 and 2004. The effective tax rate decreased for the three months ended March 31, 2005 largely because tax-exempt income comprised a larger percentage of pre-tax income for that period than for the three months ended March 31, 2004.

Comparison of the results of operations for the nine months ended March 31, 2005 and 2004

General. Net earnings for the nine months ended March 31, 2005 totaled $4.0 million, or basic and diluted earnings per share of $1.13 and $1.11, respectively. Net earnings for the nine months ended

March 31, 2004 totaled $4.5 million, or basic and diluted earnings per share of $1.23 and $1.19, respectively.

Interest Income. Interest income decreased by $1.7 million, or 7.4%, to $21.6 million for the nine months ended March 31, 2005 from $23.3 million for the nine months ended March 31, 2004 due to a decrease in both the average balance of interest-earning assets and the average yield on interest-earning assets. The average balance of interest-earning assets decreased by $34.0 million, or 6.1%, to $526.3 million for the nine months ended March 31, 2005 from $560.3 million for the nine months ended March 31, 2004 primarily due to a decrease in the average balance of loans and investment securities. In addition, the average yield on interest-earning assets decreased by 6 basis points to 5.53% for the nine months ended March 31, 2005 from 5.59% for the nine months ended March 31, 2004.

Interest income on loans decreased by $1.3 million, or 6.0%, to $19.1 million for the nine months ended March 31, 2005 from $20.4 million for the nine months ended March 31, 2004. The decrease in interest income on loans was primarily due to a decrease in the average balance of loans. The average balance of loans decreased by $17.6 million, or 3.9%, to $432.6 million for the nine months ended March 31, 2005 from $450.2 million or the nine months ended March 31, 2004 primarily due to the branch office sale in which loans totaling $17.0 million were sold. The average yield on loans decreased by 13 basis points to 5.89% for the nine months ended March 31, 2005 from 6.02% for the nine months ended March 31, 2004.

Interest income on investment securities decreased by $495,000, or 16.7%, to $2.5 million for the nine months ended March 31, 2005 from $3.0 million for the nine months ended March 31, 2004. The decrease in interest income on investment securities was primarily due to a decrease in the average balance of such securities. The average balance of investment securities decreased by $14.7 million, or 13.9%, to $91.0 million for the nine months ended March 31, 2005 from $105.7 million for the nine months ended March 31, 2004 as the Company funded the decrease in deposit liabilities with maturities, sales and principal payments from its investment securities portfolio. In addition, the average tax-equivalent yield on investment securities was 3.91% and 3.98%, respectively, for the nine months ended March 31, 2005 and 2004.

Interest Expense. Interest expense decreased by $1.1 million, or 11.2%, to $8.6 million for the nine months ended March 31, 2005 from $9.7 million for the nine months ended March 31, 2004 primarily due to a decrease in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities decreased by $52.9 million, or 10.1%, to $468.9 million for the nine months ended March 31, 2005 from $521.8 million for the nine months ended March 31, 2004.

Interest on deposits decreased by $802,000, or 13.5%, to $5.1 million for the nine months ended March 31, 2005 from $5.9 million for the nine months ended March 31, 2004 primarily due to a decrease in the average balance of such deposits. The average balance of interest-bearing deposits decreased by $42.6 million, or 10.6%, to $360.7 million for the nine months ended March 31, 2005 from $403.3 million for the nine months ended March 31, 2004 partly due to the branch office sale in which deposits totaling $27.1 million were assumed. A significant portion of the decrease in the average balance of interest-bearing deposits was due to a decrease in the average balance of generally higher-rate fixed-term time deposits which decreased by $31.5 million for the nine months ended March 31, 2005 when compared to the nine months ended March 31, 2004 as customers sought higher returns in the historically low market interest rate environment or withdrew funds from matured deposits and transferred those funds to more liquid accounts. The Company is generally not a market rate leader for fixed-term deposits and chose not to aggressively compete for the higher-cost deposit balances. The average cost of deposits decreased by 6 basis points to 1.89% for the nine months ended March 31, 2005 from 1.95% for the nine months ended March 31, 2004. The average cost of fixed-rate fixed-term deposits, which comprise over half of the Company's interest-bearing deposit balances, decreased by 26 basis points to 2.80% for the nine months ended March 31, 2005 from 3.06% for the nine months ended March 31, 2004 as new deposits added during the extended low market interest rate environment carried rates lower than the average rate of that deposit type.

Interest on FHLB advances and other borrowings decreased by $286,000, or 7.6%, to $3.5 million for the nine months ended March 31, 2005 from $3.8 million for the nine months ended March 31, 2004 primarily due to a decrease in the average balance of borrowings. The average balance of borrowings decreased by $10.2 million, or 8.6%, to $108.3 million for the nine months ended March 31, 2005 from $118.5 million for the nine months ended March 31, 2004. The average cost of borrowings was 4.28% and 4.23%, respectively, for the nine months ended March 31, 2005 and 2004.

Net Interest Income. Net interest income before provision for losses on loans decreased by $629,000, or 4.6%, to $13.0 million for the nine months ended March 31, 2005 from $13.7 million for the nine months ended March 31, 2004 primarily due to the decrease in the average balance of interest-earning assets that was partly offset by decreases in the average balances of interest-bearing liabilities. The Company's average net yield on interest-earning assets was 3.35% and 3.30%, respectively, for the nine months ended March 31, 2005 and 2004.

Provision for Losses on Loans. Provision for losses on loans totaled $1.0 million and $1.1 million, respectively, for the nine months ended March 31, 2005 and 2004. During the nine months ended March 31, 2005 and 2004 the Company recorded net charge-offs totaling $384,000 and $743,000, respectively. For more information on asset quality see "Asset Quality" in Management's Discussion and Analysis of Financial Condition.

Noninterest Income. Noninterest income increased by $331,000, or 4.6%, to $7.5 million for the nine months ended March 31, 2005 from $7.2 million for the nine months ended March 31, 2004. The increase in noninterest income was primarily due to a pre-tax gain of $2.2 million on the sale of two northwest Iowa branch offices to a local financial institution that was completed on September 20, 2004. The purchaser assumed deposit liabilities of $27.1 million and acquired loans totaling $17.0 million in addition to the buildings and certain equipment. Largely offsetting the gain on the transfer of the branch deposit liabilities were decreases in other types of noninterest income. Gain on sale of loans decreased by $859,000 for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004 primarily due to the sale of $37.1 million of fixed-rate residential mortgage loans to a government sponsored agency in March 2004. The net pre-tax gain on the sale of these loans totaled $791,000 in the prior year period. Income from real estate-related activities such as abstracting and escrow services decreased by $496,000, or 49.2%, to $512,000 for the nine months ended March 31, 2005 from $1.0 million for the nine months ended March 31, 2004 due to a slowdown in mortgage refinancing activity. This slowdown also resulted in a decrease in service charges on loans. Service charges on loans decreased by $134,000, or 27.3%, to $356,000 for the nine months ended March 31, 2005 from $490,000 for the nine months ended March 31, 2004 primarily due to a decrease of $102,000 in prepayment penalties for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004. In addition, service charge income on deposit accounts decreased by $239,000, or 8.1%, for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004 largely due to a reduction in the number of transaction accounts subject to such service charges. Approximately 2,500 transaction accounts were sold in the September 2004 sale of two branch offices. The Company recorded a loss on sale of securities of $121,000 for the nine months ended March 31, 2005 compared to a loss on sale of securities of $65,000 for the nine months ended March 31, 2004.

Noninterest expense. Noninterest expense increased by $453,000, or 3.5%, to $13.5 million for the nine months ended March 31, 2005 from $13.1 million for the nine months ended March 31, 2004. The increase in noninterest expense was primarily due to an increase of $216,000, or 2.8%, in compensation and benefits expenses to $7.8 million for the nine months ended March 31, 2005 from $7.6 million for the nine months ended March 31, 2004. The increase in compensation and benefits expense was partly due to annual salary increase and to increases in the Company's pension plan funding requirements and the cost of the employer-paid portion of group insurance premiums. In addition, the slowdown in mortgage origination activity in the current-year period resulted in a decrease of $232,000 in contra-expense for payroll-related direct origination costs that was partially offset by a $69,000 decrease in commissions paid to loan originators for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004.

Net earnings and income tax expense. Net earnings before income taxes decreased by $671,000, or 10.1%, to $6.0 million for the nine months ended March 31, 2005 from $6.7 million for the nine months ended March 31, 2004. Income tax expense totaled $2.0 million, or an effective tax rate of 32.7%, and $2.2 million , or an effective tax rate of 33.1%, respectively, for the nine months ended March 31, 2005 and 2004. The effective tax rate decreased for the nine months ended March 31, 2005 largely because tax-exempt income comprised a larger percentage of pre-tax income for that period than for the nine months ended March 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company's market risk is primarily comprised of interest rate risk resulting from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates might adversely affect the Company's net interest income or the economic value of its portfolio of assets, liabilities and off-balance-sheet contracts. Management continually develops and applies strategies to mitigate this risk. The Company primarily relies on the OTS Net Portfolio Value Model (the "Model") to measure its susceptibility to interest rate changes. For various assumed hypothetical changes in market interest rates, the Model estimates the current economic value of each type of asset, liability and off-balance-sheet contract. The present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts results in a net portfolio value ("NPV") estimate. An analysis of the changes in NPV in the event of hypothetical changes in interest rates is presented in the Form 10-K filed by the Company for the fiscal year ended June 30, 2004. The Company's NPV ratio after a 200 basis point rate-shock was 7.96% and 9.58%, respectively, at June 30, 2004 and December 31, 2004, as measured by the Model. As of both dates, the Company's interest rate risk, as measured by the Model, was within the Company's Asset Liability Policy guidelines and the OTS "level of risk" was reported as "minimal". Management does not believe that the Company's primary market risk exposures and how those exposures were managed during the three months ended March 31, 2005 have changed significantly when compared to the immediately preceding quarter ended December 31, 2004. However, the Company's primary market risk exposure has not yet been quantified at March 31, 2005, and the complexity of the Model makes it difficult to accurately predict results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

      There were no sales of unregistered securities during the three months ended March 31, 2005.

      The following table presents a summary of the Company's share repurchases during the quarter ended March 31, 2005.

---------------------------------------------------------------------------------------------------------
                                                                       Total Number of
                                                                       Shares Purchased      Maximum
                                                                          as Part of     Number of Shares
                                          Total Number       Average       Publicly      that May Yet be
                                           of Shares       Price Paid     Announced      Purchased Under
                      Period               Purchased        Per Share    Program (1)     the Program (1)
---------------------------------------------------------------------------------------------------------
January 1 through January 31, 2005            none               --          none            192,000
February 1 through February 28, 2005         35,000       $   21.76         35,000           157,000
March 1 through March 31, 2005                none               --          none            157,000
---------------------------------------------------------------------------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

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

                         FIRST FEDERAL BANKSHARES, INC.


      DATE: May 10, 2005              BY: /s/ Barry E. Backhaus
                                          -------------------------
                                          Barry E. Backhaus
                                          President and Chief Executive Officer


      DATE: May 10, 2005              BY: /s/ Katherine A. Bousquet
                                          -------------------------
                                          Katherine A. Bousquet
                                          Vice President, Treasurer and
                                          Interim Chief Financial Officer