Form 10-K
period 2005-06-30
FIRST FEDERAL BANKSHARES INC
filed 2005-09-13
CIK 1075348

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED] For the Fiscal Year Ended June 30, 2005

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

                                 (712) 277-0200
                                 --------------
                         (Registrant's telephone number)

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

         YES  |X| .    NO      .
             -----       -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|.

      Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES |X| . NO    .
                                                                   ----    ----

      As of September 2, 2005, there were issued and outstanding 3,548,703 shares of the Registrant's Common Stock.

      Indicate by check mark  whether  the  Registrant  is  a  shell company (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES     . NO |X|.
                                                                  -----     ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price, as reported by the NASDAQ National Market, on December 31, 2004 was $68,376,926. This amount does not include shares held by the Bank's Employee Stock Ownership Plan and by officers and directors.

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Part II of Form 10-K--Annual Report to Stockholders for the fiscal year ended June 30, 2005.
2. Part III of Form 10-K--Proxy Statement for the 2005 Annual Meeting of Stockholders.

                                     PART I
                                     ------

ITEM 1 BUSINESS
---------------

General

      First Federal Bankshares, Inc.

      First Federal Bankshares, Inc. (the "Company" or the "Registrant") is a Delaware corporation that serves as the holding company for First Federal Bank, a federally chartered stock savings bank headquartered in Sioux City, Iowa (the "Bank"). As of June 30, 2005, the Company owned 100% of the Bank's common stock, and currently the Company engages in no other significant activities beyond its ownership of such common stock. Consequently, its net income is derived primarily from the Bank's operation.

      Prior to April 13, 1999, the Bank's common stock was owned approximately 53.49% by First Federal Bankshares, M.H.C. (the "Mutual Holding Company") and 46.51% by public stockholders. On April 13, 1999, pursuant to a Plan of Conversion and Reorganization, and after a series of transactions, the Company was formed to own all of the capital stock of the Bank, and the Company sold the ownership interest in the Bank previously held by the Mutual Holding Company to the public in a subscription offering that resulted in net cash proceeds of approximately $23 million. Public stockholders of the Bank had their shares exchanged into 2,182,807 shares of common stock of the Company (representing an exchange ratio of 1.64696 shares of Company common stock for each share of Bank common stock). The Mutual Holding Company ceased to exist following the reorganization. The reorganization was accounted for in a manner similar to a pooling of interests and did not result in any significant accounting adjustments. As a result of the reorganization, the consolidated financial statements for prior periods have been restated to reflect the changes in the par value of common stock from $1.00 per share (for the Bank's common stock) to $0.01 per share (for the Company's common stock). At June 30, 2005, the Company had total assets of $586.8 million, total deposits of $407.6 million and stockholders' equity of $70.3 million.

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

      The Bank conducts operations through its main office in Sioux City, Iowa, and its 14 branch offices in northwest and central Iowa and northeast Nebraska.

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

Market Area

      The Registrant conducts operations through its main office in Sioux City, Iowa, which is located on the western border of Iowa, and its 14 branch offices in northwest and central Iowa and northeast Nebraska. Two northwest Iowa branches were sold to another financial institution in a transaction that was completed on September 20, 2004. Deposits totaling $27.1 million and loans totaling $17.0 million were included in the sale. The Registrant gained access to the central Iowa market as a result of the acquisition of financial institutions headquartered in Grinnell and Newton, Iowa in 1998 and 1999, respectively. These cities are located within an hour's drive of Des Moines, Iowa, the state capital and largest metropolitan area in Iowa. The Newton acquisition included a branch office located in West Des Moines, Iowa, which is a high-growth residential and commercial development area. In March 2005, the Registrant opened a branch office in Johnstown, Iowa, which is also a suburb of Des Moines. The population of Sioux City, West Des Moines, Newton and Grinnell is approximately 85,000, 42,000, 15,000 and 9,000, respectively. The total population of the Registrant's primary market area is approximately 450,000. Most employment in the Registrant's primary market area is in agriculture and agriculture-related industries, but also includes significant manufacturing and service businesses. Major employers in the northwest Iowa primary market area, which includes contiguous portions of Nebraska and South Dakota, include Tyson Foods, MCI Telemarketing, Sioux Honey Association, Wells Dairy, Interbake Foods, Gateway, Great West Casualty, the 185th Fighter Group of the Iowa Air National Guard, Mercy Medical Center and St. Luke's Regional Medical Center. Major employers in the central Iowa primary market area include Grinnell College, Principal Financial, Wells Fargo, Grinnell Mutual Insurance Company, Iowa Telecom, Grinnell Regional Medical Center, Donaldson Company, Maytag Corporation, Skiff Medical Center, Newton Manufacturing, and Vernon Company.

      The Registrant's business and operating results are significantly affected by the general economic conditions prevalent in its primary market area. The Registrant's primary market area is projected to experience moderate population growth in northwest Iowa, central Iowa and Nebraska, but strong growth in the West Des Moines market.

Lending Activities

      General. Historically, the principal lending activity of the Registrant has been the origination or purchase of mortgage loans secured by one- to four-family residential properties. The Registrant also originates loans secured by commercial real estate and multi-family units and purchases participation interests in multi-family loans and commercial real estate loans originated by other lenders in the Midwest. Multi-family and commercial real estate loans totaled $179.7 million, $146.5 million and $113.1 million, respectively, at June 30, 2005, 2004 and 2003. The Registrant also offers a variety of consumer loans to its customers.

      The Registrant has sought to make its interest earning assets more interest rate sensitive by actively originating variable rate loans, such as ARM loans, adjustable rate second mortgage loans, shorter-term commercial real estate and commercial business loans and medium-term consumer loans. The Registrant also purchases mortgage-backed securities with adjustable rates. At June 30, 2005, approximately $234.0 million or 49.9% of the Registrant's total loan and mortgage-backed securities portfolio had variable interest rates.

      The Registrant actively originates fixed rate mortgage loans, generally with 10 to 30 year terms to maturity secured by one- to four-family residential properties. One- to four-family fixed rate loans generally are originated and underwritten for resale in the secondary mortgage market. The Registrant sold $38.2 million, $75.8 million and $62.7 million, respectively, of one- to four-family fixed rate residential loans during the fiscal years ended June 30, 2005, 2004 and 2003. The Registrant also actively originates loans insured or guaranteed by the United States Government or agencies thereof, such as VA, Rural Development and FHA loans. The Registrant also originates interim construction loans on one- to four-family residential properties and construction loans on commercial real estate and multi-family units.

      Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Registrant's loan portfolio, by type of loan on the dates indicated.

                                                                 At June 30,
                                     -------------------------------------------------------------------
                                             2005                    2004                    2003
                                     -------------------     -------------------     -------------------
                                       Amount    Percent       Amount    Percent       Amount    Percent
                                     ---------   -------     ---------   -------     ---------   -------
                                                            (Dollars in Thousands)
   One- to four-family units (1) .   $ 144,238     33.26%    $ 164,579     38.11%    $ 191,890     46.22%
   Multi-family dwelling units (2)      46,070     10.62        45,156     10.45        35,051      8.44
   Commercial real estate (3) ....     133,626     30.82       101,297     23.46        78,064     18.80
   Commercial business loans .....      37,485      8.64        29,633      6.86        16,256      3.91
   Home equity and second mortgage      32,134      7.41        38,377      8.89        36,962      8.90
   Auto loans ....................       9,611      2.22        17,755      4.11        26,292      6.33
   Other non-mortgage loans (4)  .      37,038      8.54        39,786      9.21        35,588      8.57
                                     ---------    ------     ---------    ------     ---------    ------
     Total .......................     440,202    101.51       436,583    101.09       420,103    101.17

Less
   Allowance for loan losses .....      (6,718)    (1.55)       (4,316)    (1.00)       (4,615)    (1.11)
   Loans in process ..............         (44)     0.00          (801)    (0.19)         (410)    (0.10)
   Net unearned premiums on loans        1,539      0.35         1,880      0.44         1,965      0.47
   Deferred loan fees ............      (1,345)    (0.31)       (1,489)    (0.34)       (1,776)    (0.43)
                                     ---------    ------     ---------    ------     ---------    ------
     Total loans, net ............   $ 433,634    100.00     $ 431,857    100.00     $ 415,267    100.00%
                                     =========    ======     =========    ======     =========    ======


                                                     At June 30,
                                     -------------------------------------------
                                             2002                    2001
                                     -------------------     -------------------
                                       Amount    Percent       Amount    Percent
                                     ---------   -------     ---------   -------
                                                (Dollars in Thousands)
   One- to four-family units (1) .   $ 164,816     39.40%    $ 181,034     43.32%
   Multi-family dwelling units (2)      56,537     13.51        62,040     14.85
   Commercial real estate (3) ....      81,232     19.42        79,025     18.91
   Commercial business loans .....      15,502      3.71        14,976      3.58
   Home equity and second mortgage      40,347      9.64        38,224      9.15
   Auto loans ....................      32,168      7.69        24,212      5.79
   Other non-mortgage loans (4)  .      33,241      7.94        23,340      5.58
                                     ---------    ------     ---------    ------
     Total .......................     423,843    101.31       422,851    101.18

Less
   Allowance for loan losses .....      (4,584)    (1.10)       (4,737)    (1.13)
   Loans in process ..............      (1,500)    (0.36)         (458)    (0.11)
   Net unearned premiums on loans        2,076      0.50         1,537      0.37
   Deferred loan fees ............      (1,453)    (0.35)       (1,295)    (0.31)
                                     ---------    ------     ---------    ------
     Total loans, net ............   $ 418,382    100.00%    $ 417,898    100.00%
                                     =========    ======     =========    ======

----------------
(1)   Includes construction loans on one- to four-family units.
(2)   Includes construction loans on multi-family dwelling units.
(3)   Includes construction loans on commercial real estate.
(4) Includes other secured non-mortgage loans, credit card loans, education loans and unsecured personal loans.

      Loan and Mortgage-Backed Securities Maturity Schedule. The following table sets forth certain information as of June 30, 2005, regarding the dollar amount of loans and the carrying value of mortgage-backed securities maturing in the Registrant's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans and mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust rather than in which they mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due.

                                                                                                     Ten
                                                                  One        Three       Five       Through     Beyond
                                                    Within      Through     Through     Through     Twenty      Twenty
                                                   One Year    Three Years Five Years  Ten Years     Years       Years       Total
                                                   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                                                    (In Thousands)
First mortgage loans:
  One- to four-family residences:
   Adjustable ..................................   $  24,445   $   8,866   $  14,429   $     135   $      --   $      --   $  48,875
   Fixed .......................................       3,602       2,070       5,843      45,671      35,063       3,114      95,363
                                                   ---------   ---------   ---------   ---------   ---------   ---------   ---------
   Total one- to four-family ...................      29,047      10,936      20,272      45,806      35,063       3,114     144,238

Multi-family and commercial real estate:
  Adjustable ...................................      66,034      21,794      42,456       2,698          --          --     132,982
  Fixed ........................................       8,929      12,898      13,682      10,269         936          --      46,714
                                                   ---------   ---------   ---------   ---------   ---------   ---------   ---------
  Total multi-family and commercial ............      74,963      34,692      56,138      12,967         936          --     179,696

Commercial loans:
  Adjustable ...................................      24,792         260         823          --          --          --      25,875
  Fixed ........................................       1,468       1,871       6,817       1,246         208          --      11,610
                                                   ---------   ---------   ---------   ---------   ---------   ---------   ---------
  Total commercial loans .......................      26,260       2,131       7,640       1,246         208          --      37,485

Consumer loans and other non-mortgage loans:
  Adjustable ...................................       7,995          --          --          --          --          --       7,995
  Fixed ........................................       1,456       9,571       9,817      33,995      15,949          --      70,788
                                                   ---------   ---------   ---------   ---------   ---------   ---------   ---------
  Total consumer loans and other non-mortgage
    loans ......................................       9,451       9,571       9,817      33,995      15,949          --      78,783

Total loans receivable .........................   $ 139,721   $  57,330   $  93,867   $  94,014   $  52,156   $   3,114   $ 440,202
                                                   =========   =========   =========   =========   =========   =========   =========

Mortgage-backed securities (MBS):
  Fixed-rate MBS - held to maturity ............          12         267         925       5,684       1,443          --       8,331
  Fixed-rate MBS -  available for sale .........          --          --          --       1,944          --          --       1,944
  Adjustable-rate MBS - available for sale .....      13,012       4,239         980          --          --          --      18,231
                                                   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Total mortgage-backed securities ...............   $  13,024   $   4,506   $   1,905   $   7,628   $   1,443   $      --   $  28,506
                                                   =========   =========   =========   =========   =========   =========   =========

      The following table sets forth the dollar amount of all loans maturing or repricing after June 30, 2005 which have predetermined interest rates and have floating or adjustable interest rates.

                                                   Predetermined       Floating or
                                                        Rates        Adjustable Rates        Total
                                                  ----------------   -----------------  ----------------
                                                                      (In thousands)
        Real estate mortgage:
          One- to four-family.................    $         91,761   $         23,430   $        115,191
          Other mortgage loans................              37,785             66,948            104,733
        Commercial loans......................              10,142              1,083             11,225
        Consumer loans........................              69,332                  --            69,332
                                                  ----------------   -----------------  ----------------
            Total.............................    $        209,020   $         91,461   $        300,481
                                                  ================   ================   ================

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

      The 60- and 90-day delinquency rates on loans originated or purchased by the Registrant were 0.5% and 0.7%, respectively, at June 30, 2005.

      At June 30, 2005, the Registrant had $144.2 million, or 33.3%, of its total loan portfolio invested in first mortgage loans secured by one-to four-family residences.

      The Registrant currently offers residential mortgage loans for terms ranging from 10 to 30 years, and with adjustable or fixed interest rates. Origination of fixed rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Registrant's interest rate risk position and loan products offered by the Registrant's competitors. During fiscal 2005, one- to four-family residential ARM loans decreased by $1.9 million, or 3.7%, to $48.9 million from $50.8 million in fiscal 2004 as borrowers chose fixed-rate loans in the continuing historically low market interest rate environment.

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

      The Registrant's ARM loans generally adjust annually with interest rate adjustment limitations ranging from one to two percentage points per year and with a cap on total rate increases over the life of the loan. The Registrant has used different interest indexes for ARM loans, such as the one-year Treasury Constant Maturity, the Monthly National Median Cost of Funds, the National Average Contract Rate for Previously Occupied Homes and the Eleventh District Cost of Funds. The Registrant also has purchased ARM loans with various interest rate indexes. At June 30, 2005, approximately $32.3 million, or 66.1%, of the Registrant's portfolio of residential ARM loans was indexed to the one-year Treasury Constant maturity.

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

      Construction Loans. The Registrant originates loans to finance the construction of single family residential property. However, construction lending is not a significant part of the Registrant's overall lending activities because of the low level of new home construction in the Registrant's primary market area. At June 30,

2005, the Registrant had $1.3 million, or 0.3%, of its total loan portfolio invested in interim construction loans. Loans for construction of single family residential property are made with either adjustable or fixed rate terms. A construction loan fee of $400 is charged for each loan. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are structured to be converted to permanent loans originated by the Registrant at the end of the construction period, which is generally six months, not to exceed 12 months.

      The Registrant's commercial loan department also originates loans for construction to contractors and entrepreneurs. These loans include loans for the construction of single-family dwellings for speculation or customized building, apartment buildings, condominiums, nonresidential structures, and loans for the renovation of existing structures. Commercial department construction loans generally have adjustable rates and proceeds are disbursed in increments as construction progresses subject to inspections. Loans for the construction of single-family spec homes are generally paid off at the maturity of the construction loan. Construction loans on commercial real estate are often structured to convert to permanent loans originated by the Registrant at the end of the construction period, which is generally 12 to 24 months. Less frequently, loans on commercial real estate projects are structured to cover the construction period only. At June 30, 2005, the Registrant had $5.4 million, or 1.2%; $10.3 million, or 2.3%; and 21.9 million, or 5.0%, respectively, of its total loan portfolio invested in loans for the construction of single-family speculation units, multi-family residential properties and nonresidential properties. These totals include participations in construction lending purchased outside the Company's primary lending area.

      Multi-Family Residential Real Estate Loans. Loans secured by multi-family real estate constituted $46.1 million or 10.6% of the Registrant's total loan portfolio at June 30, 2005, compared to $45.2 million or 10.5% of the Registrant's total loan portfolio at June 30, 2004 and $35.1 million, or 8.4% of the total loan portfolio at June 30, 2003. The Registrant's multi-family real estate loans are secured by multi-family residences, such as apartment buildings. At June 30, 2005, 54.2% of the Registrant's multi-family loans were secured by properties located within the Registrant's primary market area. At June 30, 2005, the Registrant's multi-family real estate loans had an average balance of $649,000. The terms of each multi-family loan are negotiated on a case by case basis, although such loans typically have adjustable interest rates tied to a market index or fixed rates to amortize over 10 to 20 years with a three to ten year balloon or call option.

      The Registrant's policy is to limit multi-family real estate loans to principal balances not exceeding its loan-to-one borrower limit. At June 30, 2005, the Registrant's largest multi-family real estate borrower had an aggregate principal outstanding balance of $5.8 million, which balance was within the Registrant's loan-to-one borrower limit.

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

      Commercial Real Estate Loans. Loans secured by commercial real estate constituted $133.6 million, or 30.8%, of the Registrant's total loan portfolio at June 30, 2005. By comparison, commercial real estate loans totaled $101.3 million, or 23.5%, and $78.1 million, or 18.8% of the total loan portfolio, at June 30, 2004 and 2003, respectively. The Registrant's commercial real estate loans are secured by improved property such as offices, small business facilities, and other non-residential buildings. Of the improved properties securing such commercial real estate loans at June 30, 2005, 70.2% were located within the Registrant's primary market area. Commercial real estate loans are offered with fixed and adjustable interest rates.

      The Registrant's policy is to limit commercial real estate loans to principal balances not exceeding its loan-to-one borrower limit. At June 30, 2005, the Registrant's largest commercial real estate borrower had an aggregate principal outstanding balance of $8.1 million, which balance was within the Registrant's loan-to-one borrower limit.

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

      Commercial Loans. The Registrant makes commercial loans primarily in its market area to a variety of professionals, sole proprietorships and small- to medium-sized businesses. At June 30, 2005, commercial loans constituted $37.5 million, or 8.6%, of the Registrant's total loan portfolio, compared to $29.6 million, or 6.9%, of the Registrant's total loan portfolio at June 30, 2004, and $16.3 million, or 3.9% of the Registrant's total loan portfolio at June 30, 2003. The Registrant offers term loans for fixed assets and working capital, revolving lines of credit, letters of credit and Small Business Administration guaranteed loans. Commercial term loans are generally offered with initial fixed rates of interest for the first 1 to 3 years and with terms of up to 10 years. Business lines of credit have floating rates of interest and are payable on demand, subject to annual review and renewal. Commercial loans with variable rates of interest are generally indexed to the highest prime rate as published daily in the Wall Street Journal.

      The Registrant's policy is to limit commercial loans to principal balances not exceeding its loan-to-one- borrower limit. At June 30, 2005, the Registrant's largest commercial borrower had an aggregate principal outstanding balance of $4.9 million, which balance was within the Registrant's loan-to-one borrower limit.

      When making commercial loans, the Registrant considers the financial statements of the borrower, the Registrant's lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if any. Commercial loans are generally secured by a variety of collateral including accounts receivable, inventory and equipment, and are generally supported by personal guarantees.

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

      As of June 30, 2005, consumer loans totaled $78.8 million, or 18.2% of the Registrant's total loan portfolio, compared to $95.9 million, or 22.1%, and $98.8 million, or 23.8%, respectively, at June 30, 2004 and 2003. The principal types of consumer loans offered by the Registrant are second mortgage loans, auto loans, home improvement loans, unsecured loans and loans secured by deposit accounts. Consumer loans are offered primarily on a fixed rate basis and at June 30, 2005 had an average maturity of 88 months. The Registrant's home equity loans, second mortgage loans, and home improvement loans, are generally secured by the borrower's principal residence. At June 30, 2005, home equity loans, second mortgage loans, and home improvement loans, totaled $32.8 million, or 40.8% of consumer loans and 7.4% of the Registrant's total loan portfolio.

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

      Mortgage-Backed Securities. The Registrant also invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof in order to reduce interest rate risk exposure and improve liquidity. These securities, which consist primarily of mortgage-backed securities issued or guaranteed by FNMA, FHLMC and GNMA, totaled $28.5 million at June 30, 2005. The Registrant's objective in investing in mortgage-backed securities varies from time to time depending upon market interest rates, local mortgage loan demand, and the Registrant's level of liquidity. The Registrant's fixed-rate mortgage-backed securities are primarily held for investment, and management has the intent and ability to hold such securities on a long-term basis or to maturity. Adjustable rate MBS are available for sale and are carried at estimated fair value. Mortgage-backed securities have lower credit risk than direct loans because principal and interest on the securities are either insured or guaranteed by the United States Government or agencies thereof.

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

      Loan Originations, Purchases and Sales. Of total loans in the Registrant's portfolio, at June 30, 2005, 84.7% were originated by the Registrant. At June 30, 2005, the Registrant had $52.4 million of loans purchased outside the Registrant's primary market area.

      The following table sets forth the Registrant's gross loan originations, loans purchased and loans sold for the periods indicated.

                                                          For the years ended June 30,
                                                         ------------------------------
                                                           2005       2004       2003
                                                         --------   --------   --------
                                                                 (In Thousands)
Loans originated:
   Conventional one- to four-family real estate loans:
     Construction loans ..............................   $ 12,661   $ 15,701   $ 11,117
     Loans on existing property ......................     47,785     26,369     10,535
     Loans refinanced ................................     14,931     46,315     91,536
   Insured and guaranteed loans ......................      6,497     20,268     29,932
   Multifamily and commercial real estate:
     Construction loans ..............................     28,768     16,854      8,692
     Loans on existing property ......................     41,073     44,147     30,065
   Commercial loans ..................................     47,031     46,745     13,512
   Consumer loans ....................................     10,692     32,390     52,934
                                                         --------   --------   --------
       Total loans originated ........................   $209,438   $248,789   $248,323
                                                         ========   ========   ========
Loans purchased:
   One- to four-family ...............................   $  1,542   $    510   $     --
   Multi-family and commercial real estate ...........     30,606     36,156     15,827
                                                         --------   --------   --------
       Total loans purchased .........................   $ 32,148   $ 36,666   $ 15,827
                                                         ========   ========   ========
Loans sold ...........................................   $ 41,103   $ 40,329   $ 64,448
                                                         ========   ========   ========
Loans sold to government sponsored agencies ..........   $     --   $ 37,371   $     --
                                                         ========   ========   ========
Loans transferred on sale of branch offices ..........   $ 17,029   $     --   $     --
                                                         ========   ========   ========

      Loan Commitments. The Registrant issues standby loan origination commitments to qualified borrowers primarily for the construction and purchase of residential and commercial real estate. Such commitments are made on specified terms and conditions and are made for periods of up to 60 days, during which time the interest rate is locked-in. The Registrant generally charges a loan fee based on a percentage of the loan amount. The Registrant also charges a commitment fee of $300 for single-family residential properties if the borrower receives the loan from the Registrant. Commitment fees are generally not charged for multi-family and commercial real estate properties. At June 30, 2005, the Registrant had commitments to originate and purchase $3.0 million of one- to four-family residential loans and $59.5 million of commercial real estate and commercial business loans. The Registrant's experience has been that few commitments for loans on one- to four-family residential properties expire without being funded by the Registrant. However, commitments to originate commercial real estate loans and commercial business loans are less likely to be funded.

      Loan Origination and Other Fees. In addition to interest earned on loans, the Registrant generally receives loan origination fees. To the extent that loans are originated or acquired for the Registrant's portfolio, the Registrant defers loan origination fees and costs and amortizes such amounts as yield adjustments over the life of the loans using the interest method of amortization. Fees and costs deferred are recognized into income immediately upon the sale of the related loan. At June 30, 2005, the Registrant had $1.3 million of deferred loan fees.

      In addition to loan origination fees, the Registrant also receives other fees and service charges that consist primarily of late charges and loan servicing fees on loans sold. The Registrant recognized other fees and service charges on loans that totaled $466,000, $670,000 and $940,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

      Loan origination and commitment fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

      Loans to One Borrower. Under federal law, savings associations are subject to the same limits as those applicable to national banks, which limit loans to one borrower to the greater of $500,000 or 15% of unimpaired capital and unimpaired surplus and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At June 30, 2005, the Registrant's maximum loans-to-one borrower limit was $8.2 million. At June 30, 2005, the Registrant's largest borrower had aggregate loans outstanding from the Registrant of $8.1 million, or 14.9% of the Registrant's unimpaired capital and surplus.

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

      The Registrant reviews delinquency reports for single-family residential and consumer loans at least three times each month. The residential and consumer loan delinquency rates (loans 60 days or more past due as a percentage of total residential and consumer loans, respectively) were 1.2% and 0.9%, respectively, at June 30, 2005. The Registrant reviews delinquency reports for multi-family and commercial real estate and other commercial loans weekly. Delinquencies in these loan types often involve more active and timely management than delinquencies in loans secured by single-family residential properties. If these delinquencies continue, steps are taken on a case-by-case basis to bring the loan current, if possible, before foreclosure proceedings are initiated, generally after 90 days in delinquency status.

      The multi-family real estate loan delinquency rate (loans 60 days or more past due as a percentage of total multi-family real estate loans) was 0.0% at June 30, 2005. The combined commercial real estate and commercial business loan delinquency rate (loans 60 days or more past due as a percentage of total commercial real estate and commercial business loans) was 0.2% at June 30, 2005. Management continues to use aggressive collection and foreclosure efforts to protect the Registrant's assets. In addition, the Registrant continues to tighten asset quality requirements in response to negative economic indicators.

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

      At June 30, 2005, the Registrant's total of real property acquired as the result of foreclosure or by deed in lieu of foreclosure was $69,000 compared to a total of $542,000 and $172,000 at June 30, 2004 and 2003, respectively.

      In addition, the Company had repossessed automobiles, boats and trailers with an estimated fair value, less cost to sell, that totaled $73,000, $151,000 and $240,000 at June 30, 2005, 2004 and 2003, respectively.

      Non-Performing Loans. The following table sets forth information regarding non-accrual loans, loans past due 90 days or more and still accruing and other non-performing assets at the dates indicated:

                                                                         At June 30,
                                                        ----------------------------------------------
                                                         2005      2004      2003      2002      2001
                                                        ------    ------    ------    ------    ------
                                                                   (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
   One-to four family residential ...................   $  496    $  966    $  335    $  527    $   --
   Multi-family residential .........................       --        --     2,426     2,857        --
   Commercial real estate ...........................      143     1,645       628       824        --
   Commercial business ..............................      227       113        --       584     1,094
   Consumer .........................................      301       267       302       314        --
                                                        ------    ------    ------    ------    ------
     Total ..........................................    1,167     2,991     3,691     5,106     1,094
                                                        ------    ------    ------    ------    ------

Loans accounted for on an accrual basis (1)(2):
   One-to four family residential ...................      468     1,332       997       780       970
   Commercial real estate ...........................       --        --        --        --       233
   Consumer .........................................       --        --        --       305       363
                                                        ------    ------    ------    ------    ------
     Total ..........................................      468     1,332       997     1,085     1,566
                                                        ------    ------    ------    ------    ------
   Total non-performing loans .......................    1,635     4,323     4,688     6,191     2,660
                                                        ------    ------    ------    ------    ------
   Other non-performing assets (3) (4) ..............      142       693       412       410       130
                                                        ------    ------    ------    ------    ------
     Total non-performing assets ....................   $1,777    $5,016    $5,100    $6,601    $2,790
                                                        ======    ======    ======    ======    ======
Restructured loans not included in other
  non-performing categories above (5) ...............   $7,517    $3,691    $3,005    $  393    $  449
                                                        ======    ======    ======    ======    ======

Non-performing loans as a percentage of total loans .     0.37%     0.99%     1.13%     1.48%     0.64%
Non-performing loans as a percentage of total assets      0.28%     0.70%     0.75%     0.95%     0.40%
Non-performing loans and real estate owned to total
  loans and real estate owned .......................     0.41%     1.16%     1.23%     1.58%     0.67%
Non-performing assets as a percentage of total assets     0.30%     0.81%     0.81%     1.01%     0.42%

-------------------
(1)   Includes all loans 90 days or more contractually delinquent.
(2) Delinquent FHA/VA guaranteed loans and delinquent loans with past due interest that, in the opinion of management, is collectible, are not placed on non-accrual status.
(3) Represents the net book value of real property acquired by the Registrant through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is carried at the lower of cost or fair market value less estimated costs of disposition.
(4) For fiscal 2005, 2004, 2003 and 2002, includes repossessed automobiles, boats and trailers carried at the lower of cost or fair market value less estimated costs of disposition. Total carrying amount was $73,000, $151,000, $240,000 and $325,000, respectively, at June 30, 2005, 2004,
      2003 and 2002.
(5) Restructured loans have had amounts added to the principal balance and/or terms of the debt modified. Modification terms include payment extensions, interest only payments and longer amortization periods, among other possible concessions that would not normally be considered.

      The  following   table  sets  forth   information   with  respect  to  the
Registrant's delinquent loans and other problem assets at June 30, 2005.

                                                                                 At June 30, 2005
                                                                              ----------------------
                                                                               Balance       Number
                                                                              ---------     --------
                                                                                  (In Thousands)
Residential real estate:
   Loans past due 60-89 days .............................................      $  772          16
   Loans past due 90 days or more ........................................         964          16
Multi-family real estate:
   Loans past due 60-89 days .............................................          --          --
   Loans past due 90 days or more ........................................          --          --
Commercial real estate:
   Loans past due 60-89 days .............................................         101           2
   Loans past due 90 days or more ........................................         143           2
Commercial business:
   Loans past due 60-89 days .............................................          --          --
   Loans past due 90 days or more ........................................         100           1
Consumer loans:
   Loans past due 60-89 days .............................................         411          30
   Loans past due 90 days or more ........................................         301          23
Foreclosed real estate and repossessions .................................         142           1
Other non-performing assets (1) ..........................................         127           1
Restructured loans not included in other nonperforming categories above(2)       7,503          37
Loans to facilitate sale of real estate owned ............................          --          --

------------
(1)   Loans not accruing interest but not past due more than 60 days.

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

      At June 30, 2005, the aggregate amount of the Registrant's classified assets, and of the Registrant's general and specific loss allowances were as follows:

                                                           June 30, 2005
                                                           -------------
                                                           (In Thousands)

Substandard assets.......................................  $       5,260
Doubtful assets..........................................          4,520
Loss assets..............................................             --
                                                           -------------
     Total classified assets.............................  $       9,780
                                                           =============

      A summary of the Registrant's principal classified assets is as follows.

      The Registrant originated loans to a commercial subcontractor that experienced losses on several large contracts primarily due to unfavorable fluctuations in labor and material costs. The borrower experienced significant cash flow problems and its loans were classified "substandard" in September 2004. During the quarter ended June 30, 2005 the loans were downgraded to "doubtful" and additional loss reserves totaling $1.9 million were charged to operations. At June 30, 2005 loans to this borrower totaled $4.2 million and loss reserves established against the loans totaled $2.3 million.

      A borrower involved in the construction of agriculture-related structures, had experienced an instance of alleged employee fraud and unfavorable weather conditions that delayed completion of construction projects. At June 30, 2005, the total loan balance was $1.2 million and the borrower was paying as agreed on the restructured loan. The loss reserve against this loan totaled $132,000 at June 30, 2005. Due to continuing cash flow problems associated with the agricultural industry, the loan was classified `substandard' at June 30, 2005.

      The Registrant originated a loan to a commercial contractor in the Registrant's primary area that specializes in excavating. The borrower experienced cash flow problems due to losses incurred on a large out-of-state contract in 2001. At June 30, 2005, the total loan balance was $1.1 million, the loan was current and the contractor's work pipeline had increased. Due to continuing cash flow concerns, the loan was classified `substandard' at June 30, 2005. The loss reserve associated with this credit was increased during fiscal 2005 and totaled $649,000 at June 30, 2005 as compared to $433,000 at June 30, 2004.

      Allowance for Loan Losses. The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans. As part of this process, an independent loan review department was established during fiscal 2003. The allowance for losses on loans is based on management's current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectibility as of the reporting date. Such evaluation, which includes a review of all loans on which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience, management's knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an allowance for loan losses. Management calculates the allowance for loan losses based on asset type, as follows: 100% of portions of loan balances classified as loss, 30% to 75% of portions of loan balances classified as doubtful, 5% to 40% of portions of loan balances classified as substandard, and 0% to 15% of portions of loan balances classified as special mention. Management calculates additional allowances for loan losses, based on historical loss experience, on loans not classified in the categories delineated above, as follows: 0.25% for mortgage loans, 0.75% for multi-family and commercial real estate loans, 1.75% for commercial business loans, and 0.75% to 2.00% for consumer loans.

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

      During fiscal 2005, 2004 and 2003, the Registrant credited $3.0 million, $1.2 million and $1.7 million, respectively, to the allowance for loan losses. Management periodically reviews the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. There can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future and that additional provisions for loan losses will not be required.

      Analysis of the Allowance for Loan Losses. The following table sets forth information regarding the Company's allowance for loan losses at the dates indicated.

                                                                       At or for years ended June 30,
                                                -----------------------------------------------------------------------------
                                                   2005             2004             2003             2002             2001
                                                ---------        ---------        ---------        ---------        ---------
                                                                             (Dollars in Thousands)
Total loans outstanding ..................      $ 440,202        $ 436,583        $ 420,103        $ 423,843        $ 422,851
Average loans outstanding ................        434,029          446,030          414,171          422,805          484,911

Allowance balance (at beginning of period)          4,316            4,615            4,584            4,737            3,394
Provision charged to operations ..........          2,985            1,225            1,730            3,835            5,155
Charge-offs:
   Residential ...........................            (90)            (109)            (115)              (5)              --
   Commercial real estate ................             (8)            (229)            (721)            (697)             (70)
   Commercial business ...................           (115)            (691)            (131)          (2,641)          (3,551)
   Consumer ..............................           (473)            (624)          (1,097)            (858)            (269)
Recoveries ...............................            103              129              365              213               78
                                                ---------        ---------        ---------        ---------        ---------
Allowance balance (at end of period) .....      $   6,718        $   4,316        $   4,615        $   4,584        $   4,737
                                                =========        =========        =========        =========        =========

Allowance for loan losses as a percent of
   total loans outstanding ...............           1.53%            0.99%            1.10%            1.08%            1.12%
Net loans charged off as a percent of
   average loans outstanding .............           0.13%            0.34%            0.41%            0.94%            0.79%

Investment Activities

      The Registrant's portfolio of investment securities, excluding investments in mortgage-backed securities, totaled $39.7 million, $71.3 million and $62.4 million, respectively, at June 30, 2005, 2004 and 2003. The purpose of the Registrant's investment portfolio is to (i) improve the Registrant's interest rate sensitivity gap by reducing the average term to maturity of the Registrant's assets, (ii) improve liquidity, and (iii) effectively reinvest funds generated from amortization and prepayment on the Registrant's traditional loan portfolio.

      The Registrant is required under federal regulations to maintain a sufficient amount of liquid assets that may be invested in specified short-term securities and certain other investments to assure its safe and sound operation. See "Federal Regulation of Savings Institutions--Liquidity" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in the Company's 2005 Annual Report to Shareholders. The Registrant generally has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in the Registrant's loan origination and other activities.

      Investment Portfolio. The following table sets forth the carrying value of the Registrant's investment securities portfolio, short-term investments and FHLB stock, at the dates indicated. For the three months ended May 31, 2005, the Registrant's FHLB stock yielded 3.80%. At June 30, 2005, the fair value of the Registrant's investment securities - held to maturity portfolio was $10.0 million.

                                                                   At June 30,
                                                        --------------------------------
                                                          2005        2004        2003
                                                        --------    --------    --------
                                                                 (In Thousands)
Investment securities - held to maturity:
   U.S. Government and agency securities ...........    $     --    $     --    $  9,998
   Other securities ................................       9,866      11,075      12,175
                                                        --------    --------    --------
      Total investment securities held to maturity .    $  9,866    $ 11,075    $ 22,173
                                                        --------    --------    --------

Investment securities - available for sale:
   U.S. Government and agency securities ...........    $ 16,492    $ 16,780    $  9,192
   Other securities ................................      13,311      43,434      31,003
                                                        --------    --------    --------
      Total investment securities available for sale    $ 29,803    $ 60,214    $ 40,195
                                                        --------    --------    --------
      Totals .......................................    $ 39,669    $ 71,289    $ 62,368

Interest-bearing deposits ..........................    $ 16,233    $  2,283    $    281
FHLB stock .........................................       5,762       6,096       5,707
                                                        --------    --------    --------
      Total investments ............................    $ 61,664    $ 79,668    $ 68,356
                                                        ========    ========    ========

Investment Portfolio Maturities

      The table below sets forth the scheduled maturities, carrying values, and average yields for the Registrant's investment securities at June 30, 2005.

                                                                                                              Total investment
                           One year or less    One to five years    Five to ten years   More than ten years       securities
                          ------------------   ------------------   ------------------  -------------------   ------------------
                          Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Average
                           Value      Yield      Value     Yield      Value     Yield      Value     Yield      Value     Yield
                          --------  --------   --------  --------   --------  --------   --------  --------   --------  --------
                                                                  (Dollars in Thousands)
Investment securities-
   held to maturity (1)   $    916      6.39%  $  2,361      5.76%  $  2,274      6.37%  $  4,315      6.79%  $  9,866      6.41%
Investment securities-
   available for sale(1)    13,533      4.29%     2,959      2.88%     1,780      7.68%    11,531      6.32%    29,803      5.14%
                          --------  --------   --------  --------   --------  --------   --------  --------   --------  --------
Total Investment
   securities ..........  $ 14,449      4.42%  $  5,320      4.16%  $  4,054      6.95%  $ 15,846      6.45%  $ 39,669      5.45%
                          ========             ========             ========             ========             ========

------------------
(1)   Municipal securities are tax-effected.

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

      Deposit Portfolio. Savings and other deposits in the Registrant as of June 30, 2005, are composed of the following:

    Weighted                                                                                            Percentage
    Average                                                                 Minimum                      of Total
Interest Rate(1)   Minimum Term                  Category                    Amount        Balances      Deposits
----------------  --------------   ------------------------------------   ------------  --------------  ----------
                                                                                        (In Thousands)
     0.00%             None        Noninterest bearing checking
                                   accounts                                   $100        $  43,240        10.61%
     0.87%             None        Interest bearing checking accounts        100/500         49,127        12.05%
     2.11%             None        Money Market accounts                       100           70,832        17.38%
     0.50%             None        Savings accounts                            25            32,430         7.96%
     2.47%            various      Brokered certificates - fixed term,
                                   fixed rate                                100,000          6,500         1.59%
     3.18%            various      Bid certificates - fixed term,
                                   fixed rate (2)                            100,000          7,239         1.78%
     3.47%        7 to 11 months   Fixed term, fixed rate (3)                 1,000           7,336         1.80%
     3.39%        13 to 23 months  Fixed term, fixed rate (3)              5,000/10,000      24,640         6.05%
     3.13%        25 to 35 months  Fixed term, fixed rate (3)               1,000/500        38,580         9.47%
     4.73%        42 to 48 months  Fixed term, fixed rate (3)                 1,000           2,906         0.71%
     4.05%        6 to 48 months   Fixed term, fixed rate IRA (3)              100            6,501         1.60%
     2.08%         3 to 6 months   Fixed term, fixed rate (4)               500/1,000        10,161         2.49%
     1.95%            1 year       Fixed term, fixed rate (4)               500/1,000        27,298         6.70%
     2.10%            2 year       Fixed term, fixed rate (4)               500/1,000        11,546         2.83%
     2.59%            2 year       Fixed term, variable rate IRA               100              568         0.14%
     2.01%           2.5 year      Fixed term, fixed rate (4)                 1,000             886         0.22%
     2.44%           2.5 year      Fixed term, option rate (5)                1,000           6,856         1.68%
     3.24%            3 year       Fixed term, fixed rate (4)               500/1,000        27,995         6.87%
     3.68%            4 year       Fixed term, fixed rate (4)               500/1,000         5,301         1.30%
     4.84%           58 months     Fixed term, fixed rate                     1,000           2,500         0.61%
     4.37%            5 year       Fixed term, fixed rate(4)                500/1,000        24,040         5.90%
     4.77%            6 year       Fixed term, fixed rate                     1,000             642         0.16%
     4.64%            8 year       Fixed term, fixed rate                     1,000             438         0.10%

     2.13%                                                                                  407,562       100.00%

-----------------------
(1)   Yield rates for fixed term, fixed rate certificates.
(2) Rates and maturity terms are negotiated on these large non-personal certificates.
(3) Includes various promotional certificates with features that may include rate bump-up options and restrictions with regard to balance additions. The certificates are primarily renewable in the next highest regular-term certificate.
(4) Individual retirement accounts (IRAs) are offered for this term. The minimum for IRAs is $500 and the minimum for other certificates is $1,000. The minimum for additions to IRAs is $25, while the minimum for additions to other certificates is $1,000.
(5) The rate on the certificate may be changed once during the term to the currently offered rate at the certificate holders' option.

         The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Registrant between the dates indicated.

                                  Balance at                  Increase     Balance at                  Increase
                                 June 30,2005   % Deposits   (Decrease)   June 30,2004   % Deposits   (Decrease)
                                 -------------  ----------    ---------   -------------  ----------   ----------
                                                              (Dollars in Thousands)
Checking accounts .............  $      92,367       22.66%       6,620   $      85,747       19.98%      (6,010)
Money market accounts .........         70,832       17.38%     (13,690)         84,522       19.69%      (2,389)
Savings accounts ..............         32,430        7.96%      (3,432)         35,862        8.36%       1,903
Brokered certificates .........          6,500        1.59%      (3,500)         10,000        2.33%      10,000
Bid certificates ..............          7,239        1.78%       7,239              --        0.00%          --
Option rate certificates (1) ..          6,856        1.68%      (4,467)         11,323        2.64%       1,670
Change up certificates (2) ....             --        0.00%      (1,036)          1,036        0.24%        (958)
7 thru 35 month promotional (3)         70,556       17.32%      43,367          27,189        6.33%       9,691
42 to 48 month promotional (3)           2,906        0.71%      (6,903)          9,809        2.29%      (5,215)
3 thru 11 month certificates ..          7,947        1.95%      (8,061)         16,008        3.73%      (7,625)
12 thru 18 month certificates .         17,936        4.40%     (13,271)         31,207        7.26%     (11,847)
19 thru 30 month certificates .          9,553        2.34%      (9,518)         19,071        4.44%        (323)
31 thru 36 month certificates .         12,022        2.95%      (2,901)         14,923        3.48%          (6)
37 thru 48 month certificates .          5,082        1.25%        (923)          6,005        1.40%        (322)
58 thru 96 month certificates .         24,368        5.98%      (1,773)         26,141        6.09%        (553)
IRA certificates ..............         40,968       10.05%      (7,134)         48,102       11.21%      (6,688)
Other certificates ............             --        0.00%      (2,264)          2,264        0.53%      (1,063)
                                 -------------   ---------    ---------   -------------   ---------    ---------
                                 $     407,562      100.00%     (21,647)  $     429,209      100.00%     (19,735)
                                 =============   =========    =========   =============   =========    =========


                                  Balance at                   Increase
                                 June 30, 2003   % Deposits   (Decrease)
                                 -------------   -----------   ---------
                                        (Dollars in Thousands)
Checking accounts .............  $      91,757       20.44%      15,372
Money market accounts .........         86,911       19.36%     (21,280)
Savings accounts ..............         33,959        7.56%       2,636
Brokered certificates .........             --        0.00%          --
Bid certificates ..............             --        0.00%          --
Option rate certificates (1) ..          9,653        2.15%       7,939
Change up certificates (2) ....          1,994        0.44%      (5,719)
7 thru 35 month promotional (3)         17,498        3.90%     (93,298)
42 to 48 month promotional (3)          15,024        3.35%         266
3 thru 11 month certificates ..         23,633        5.26%      10,238
12 thru 18 month certificates .         43,054        9.59%      30,133
19 thru 30 month certificates .         19,394        4.32%      11,356
31 thru 36 month certificates .         14,929        3.33%       9,462
37 thru 48 month certificates .          6,327        1.41%       2,598
58 thru 96 month certificates .         26,694        5.95%      10,284
IRA certificates ..............         54,790       12.20%        (956)
Other certificates ............          3,327        0.74%      (2,735)
                                 -------------   ---------    ---------
                                 $     448,944      100.00%     (23,704)
                                 =============   =========    =========

---------------
(1) This certificate is a 30-month certificate, during which term the rate may be changed to a currently offered rate, once, at the customer's option.
(2) This certificate is a 34-month certificate, during which term the certificate may be changed to a product with a different term and/or rate, on the first and/or second anniversary of the opening of the certificate. This product was discontinued in fiscal 2002.
(3) Includes various promotional certificates with features that may include rate bump-up options and restrictions with regard to balance additions. In fiscal 2005 these certificates are primarily renewable in the next highest regular-term certificate product. In fiscal 2004 and 2003 these certificates were primarily nonrenewable.

Time Deposits by Rates

      The following table sets forth the time deposits in the Registrant classified by rates as of the dates indicated.

                             At June 30,
                     ----------------------------
                       2005      2004      2003
                     --------  --------  --------
                            (In Thousands)

2% or less ........  $ 32,783  $ 87,303  $ 48,986
2.01% - 3.00% .....    63,147    53,429    56,396
3.01% - 4.00% .....    80,235    29,877    48,813
4.01% - 5.00% .....    27,378    36,170    50,906
5.01% - 6.00% .....     8,780    16,279    18,287
6.01% - 7.00% .....        --        20       835
over 7.00% ........        --        --    12,095
                     --------  --------  --------
                     $212,323  $223,078  $236,318
                     ========  ========  ========

      Time deposit maturity schedule. The following table sets forth the amount and maturities of certificates of deposit at June 30, 2005.

                                                                Amount due
                                  -----------------------------------------------------------------------
                                    One year      over 1 to    over 2 to
                                    and less      two years    three years    After 3 years     Total
                                  ------------  ------------   ------------   -------------  ------------
                                                              (In Thousands)
2% or less...................     $     26,126  $      6,547   $        107   $          3   $     32,783
2.01% - 3.00%................           39,380        19,270          3,238          1,259         63,147
3.01% - 4.00%................           39,694        15,572         21,848          3,121         80,235
4.01% - 5.00%................           13,501         4,415          8,379          1,083         27,378
over 5.00%...................            1,398         6,366            956             60          8,780
                                  ------------  ------------   ------------   ------------   ------------
                                  $    120,099  $     52,170   $     34,528   $      5,526   $    212,323
                                  ============  ============   ============   ============   ============

      Certificates of Deposit $100,000 and Over. The following table indicates the amount of the Registrant's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of June 30, 2005.

                                 Maturity Period                            Certificates of Deposits
                                 ---------------                            ------------------------
                                                                                 (In Thousands)
         Three months or less................................................       $   12,751
         Three through six months............................................            7,761
         Over six through twelve months......................................            7,678
         Over twelve months..................................................           10,539
                                                                                    ----------
              Total..........................................................       $   38,729
                                                                                    ==========

      Deposit Activity. The following table sets forth the savings activities of the Registrant for the periods indicated:

                                                                   At June 30,
                                                   -----------------------------------------
                                                       2005           2004           2003
                                                   -----------    -----------    -----------
                                                                 (In Thousands)
        Deposits transferred on sale of branch.    $   (27,086)   $        --    $        --
        Net withdrawals in excess of deposits..         (1,517)       (28,046)       (36,556)
        Interest credited......................          6,956          8,311         12,852
                                                   -----------    -----------    -----------
           Net (decrease) increase in deposits.    $   (21,647)   $   (19,735)   $   (23,704)
                                                   ============   ===========    ===========

      Borrowings. Deposits are the primary source of funds for the Registrant's lending and investment activities and for its general business purposes. The Registrant may rely upon advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Registrant's stock in the FHLB and a portion of the Registrant's first mortgage loans. At June 30, 2005, 2004 and 2003, the Registrant had $102.0 million, $109.5 million and $102.4 million, respectively, of advances outstanding from the FHLB.

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

      The following table sets forth certain information regarding borrowings by the Registrant at the end of and during the periods indicated.

                                                                           At June 30,
                                                              ------------------------------------
                                                                 2005         2004         2003
                                                              ----------   ----------   ----------
Weighted average rate paid
  on FHLB advances .........................................        4.30%        4.27%        4.85%


                                                                 During the Years Ended June 30,
                                                              ------------------------------------
                                                                 2005         2004         2003
                                                              ----------   ----------   ----------
                                                                      (Dollars in Thousands)
Maximum amount of FHLB advances outstanding at any month end  $  116,500   $  130,340   $  107,429
Approximate average FHLB advances outstanding ..............     106,284      116,299      105,912
Approximate weighted average rate paid on FHLB advances ....        4.31%        4.24%        4.78%

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

Personnel

      As of June 30, 2005, the Company and its wholly owned subsidiaries had 201 full-time equivalent employees. None of the Company's employees is represented by a collective bargaining group. The Company believes its relationship with its employees to be good.

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

      Qualified Thrift Lender Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly average basis in 9 out of every 12 months. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of June 30, 2005, the Bank maintained 73.8% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

      Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution, such as the Bank, that exceeds all capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters; provided that the institution would not be undercapitalized, as that term is defined in the OTS Prompt Corrective Action regulations, following the capital distribution. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. As of June 30, 2005, the Bank was a "well-capitalized" institution.

      Liquidity. The Bank is required to maintain sufficient liquidity to assure its safe and sound operation. The Bank's average liquidity ratio for the quarter ended June 30, 2005, was 12.9%.

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

      The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations generally require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans, that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain approval procedures to be followed. At June 30, 2005, the Bank was in compliance with the regulations.

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

      Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 4.0% leverage ratio if not assigned a composite CAMELS rating of "1" by the OTS (or core capital ratio) and an 8.0% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain mortgage servicing rights ("MSRs"). Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill) plus a specified amount of MSRs. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank, and unrealized gains (losses) on certain available for sale securities.

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

      At June 30, 2005, the Bank exceeded each of the three OTS capital requirements. Set forth below is a summary of the Bank's compliance with the OTS capital standards as of June 30, 2005.

                                                                                   Percent of
                                                                          Amount    Assets (1)
                                                                        --------   -----------
                                                                        (Dollars in Thousands)
Tangible capital:
   Capital level .....................................................  $  47,468       8.38%
   Requirement .......................................................      8,501       1.50%
                                                                        ---------  ---------
   Excess ............................................................     38,967       6.88%
   To be well capitalized under prompt corrective action provisions ..        N/A        N/A
Core capital:
   Capital level .....................................................     47,468       8.38%
   Requirement .......................................................     22,670       4.00%
                                                                        ---------  ---------
   Excess ............................................................     24,798       4.38%
   To be well capitalized under prompt corrective action provisions ..     28,338       5.00%
Total risk-based capital:
   Capital level .....................................................     52,887      12.24%
   Requirement .......................................................     34,579       8.00%
                                                                        ---------  ---------
   Excess ............................................................     18,308       4.24%
   To be well capitalized under prompt corrective action provisions ..     43,223      10.00%

-----------------
(1) Tangible and core capital levels are calculated on the basis of percentage of total adjusted assets; risk-based capital levels are calculated on the basis of a percentage of risk-weighted assets.

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

Federal Home Loan Bank System

      The Bank, as a federal association, is required to be a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of June 30, 2005, the Bank was in compliance with this requirement. The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

Federal Reserve System

      The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2005, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

      Retained earnings of the Registrant at June 30, 2005 included approximately $9.2 million, which constitute allocations to bad debt reserves for federal income tax purposes and for which no provision for taxes on income has been made. If such allocations are charged for other than bad debt losses, taxable income is created to the extent of the charges.

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

      Delaware Taxation. Delaware franchise taxes are imposed on the Registrant. Two methods are provided for calculating the tax and the lesser tax is payable. The first method is based on authorized number of shares. The tax under this method is $112.50 for the first 10,000 authorized shares plus $62.50 for each additional 10,000 shares or part thereof. The second method is based on assumed par value capital. The tax rate under this method is $250 per $1,000,000 or portion thereof of assumed par value capital. "Assumed par" is computed by dividing total gross assets by total issued shares (including treasury shares). "Assumed par value capital" is calculated by multiplying the lesser of "assumed par" or stated par value by total authorized shares. For fiscal 2005 the Registrant recorded Delaware franchise tax expense of $47,125 and submitted payments that totaled $47,575.

ITEM 2 PROPERTIES
-----------------

      The Company conducts its business through its main office located in Sioux City, Iowa, and 14 branch offices located in the market area. The following table sets forth certain information concerning the main office and each branch office of the Registrant at June 30, 2005. The aggregate net book value of the Registrant's premises and equipment was $13.1 million at June 30, 2005.

                                                                         Owned       Lease
                                                     Year                 or       Expiration
                                              Opened or Acquired        Leased        Date
                                              ------------------        ------        ----
329 Pierce Street                                    1988                Owned         --
Sioux City, Iowa 51102

924 Pierce Street                                    1991                Owned         --
Sioux City, Iowa 51101

2727 Hamilton Blvd.                                  1981                Owned         --
Sioux City, Iowa 51104

301 Plymouth St., N.W.                               1990                Owned         --
Le Mars, Iowa 51031

3839 Indian Hills Dr.                                1978                Owned         --
Sioux City, Iowa 51104

921 Iowa Avenue                                      1972                Owned         --
Onawa, Iowa 51040

4211 Morningside Avenue                              1965                Owned         --
Sioux City, Iowa 51106

4701 Singing Hills Blvd.
Sioux City, Iowa 51106                               1995                Owned         --

2738 Cornhusker Drive
South Sioux City, Nebraska 68776                     1998                Owned         --

1025 Main Street                                     1998                Owned         --
Grinnell, Iowa 50112

123 W. 2nd Street, North                             1999                Owned         --
Newton, Iowa 50208

1907 1st Avenue E.                                   1999                Owned         --
Newton, Iowa 50208

108 E. Washington                                    1999                Owned         --
Monroe, Iowa 50170

5260 NW 86th (1)                                     2005               Leased         3/15/2015
Johnston, Iowa 50131

3900 Westown Parkway                                 1999                Owned         --
West Des Moines, Iowa 50266

(1) The lease provides for tenant's right and option to extend the term of the lease for two five-year periods.

      The Registrant's accounting and record keeping activities are maintained on an in-house data processing system. The Registrant owns data processing equipment it uses for its internal processing needs. The net book value of such data processing equipment and related software at June 30, 2005, was $787,000.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------ ---------------------------------------------------

      No matters were submitted during the fourth quarter of fiscal 2005 to a vote of security holders.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED  STOCKHOLDER MATTERS AND
------ -------------------------------------------------------------------------
       ISSUER REPURCHASE OF EQUITY SECURITIES
       --------------------------------------

      The Company's common stock is listed on the Nasdaq National Market under the symbol "FFSX." As of August 17, 2005, the Company had 1,925 stockholders of record (excluding the number of persons or entities holding stock in nominee or "street" name through various brokerage firms), and 3,548,703 shares outstanding. The following table sets forth market price and dividend information for the Company's common stock. Information is presented for each quarter of the previous two fiscal years.

                                                                     Cash
           Fiscal Year Ended                                       Dividends
             June 30, 2005           High            Low           Declared
          -------------------    -----------     -----------     -----------
          First quarter          $     23.60     $     20.00     $      0.10
          Second quarter               24.00           22.39            0.10
          Third quarter                23.69           21.40            0.10
          Fourth quarter               22.97           19.60            0.10

                                                                     Cash
           Fiscal Year Ended                                       Dividends
             June 30, 2004           High            Low           Declared
          -------------------    -----------     -----------     -----------
          First quarter          $     22.60     $     17.55     $      0.08
          Second quarter               25.24           21.57            0.09
          Third quarter                25.10           20.70            0.09
          Fourth quarter               24.00           20.60            0.09

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

      There were no sales of unregistered securities during fiscal 2005.

      The following table presents a summary of the Registrant's share repurchases during the quarter ended June 30, 2005 under a share repurchase plan announced in August 2003 authorizing the repurchase of up to 377,000 shares (10% of the then-issued and outstanding stock).

----------------------------------------------------------------------------------------------------------------------
                                                                               Total Number of
                                                                              Shares Purchased     Maximum Number of
                                                                                 as Part of         Shares that May
                                    Total Number of     Average Price Paid   Publicly Announced    Yet Be Purchased
             Period                 Shares Purchased         Per Share             Program         Under the Program
----------------------------------------------------------------------------------------------------------------------
April 1 through 30, 2005                      --            $    0.00                   --               157,000
----------------------------------------------------------------------------------------------------------------------
May 1 through 31, 2005                        --            $    0.00                   --               157,000
----------------------------------------------------------------------------------------------------------------------
June 1 through 30, 2005                   76,000            $   20.82               76,000                81,000
----------------------------------------------------------------------------------------------------------------------

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

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------ -----------------------------------------------------------------------
       OF OPERATIONS
       -------------

      Pages 4 through 18 of the Annual Report to Stockholders are herein incorporated by reference.

      Contractual Obligations. The following table presents, as of June 30, 2005, the expected future payments of the Registrant's contractual obligations.

                                                                     Payments due
                                              ----------------------------------------------------------
                                                             One year to   Three years
                                               Less than      less than    to less than     Five years
                                                one year     three years    five years      or greater         Total
                                              ------------   ------------   ------------    ------------   ------------
Contractual obligations at June 30, 2005                                  (In thousands)
FHLB Advances and
   Other Borrowings (1)(2)...............     $     19,564   $     57,500   $     27,500    $         --   $    104,564
Operating lease (3)......................              108            217            221             553          1,099
                                              ------------   ------------   ------------    ------------   ------------
   Total.................................     $     19,672   $     57,717   $     27,721    $        553   $    105,663
                                              ============   ============   ============    ============   ============

---------------
(1) See Note 9, Advances from FHLB and other borrowings, of the Notes to Consolidated Financial Statements for additional information.
(2) Includes $2.564 million in repurchase agreements which are due in less than one year.
(3) 10-year lease for branch banking office. Includes rent and estimated share of tax and maintenance expense.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------- ---------------------------------------------------------

      Page 16 of the Annual Report to Stockholders is herein incorporated by reference.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------ -------------------------------------------

         Pages 19 through 55 of the Annual Report to Stockholders are herein incorporated by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
------ -------------------------------------------------------------------------
       DISCLOSURE
       -----------

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

      Management's Report on Internal Control over Financial Reporting as of June 30, 2005 appears on page 23 of the Company's 2005 Annual Report to Stockholders which is incorporated herein by reference.

      The Attestation Report of the independent registered public accounting firm on management's assessment of the Company's internal control over financial reporting appears on pages 21 - 22 of the Company's 2005 Annual Report to Stockholders which is incorporated herein by reference.

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

      Information concerning Directors and Executive Officers of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 22, 2005.

ITEM 11 EXECUTIVE COMPENSATION
------- ----------------------

      Information concerning executive compensation is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 22, 2005.

ITEM 12 SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT  AND
------- ------------------------------------------------------------------------
        RELATED STOCKHOLDER MATTERS
        ---------------------------

      Information concerning security ownership of certain owners and management is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 22, 2005.

      The Registrant has adopted four equity-based compensation plans: the First Federal Savings Bank of Siouxland 1992 Incentive Stock Option Plan (the "1992 Stock Option Plan"), the 1992 Stock Option Plan for Outside Directors (the "Directors' Plan"), the 1999 Stock Option Plan (the "1999 Stock Option Plan") and the 1999 Recognition and Retention Plan (the "1999 Recognition Plan"). All such plans have been approved by stockholders of the Registrant. The Equity Compensation Plan Table is incorporated herein by reference from the Registrant's definitive proxy statement dated September 22, 2005.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
------- ----------------------------------------------

      Information concerning relationships and transactions is incorporated herein by reference from the Registrant's definitive Proxy Statement dated September 22, 2005.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
------- --------------------------------------

      The "Proposal II - Ratification of Appointment of Independent Auditors" Section of the Registrant's definitive Proxy Statement dated September 22, 2005 is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------- ---------------------------------------

      (1) Financial Statements
          --------------------

      The following information appearing in the Registrant's Annual Report to Stockholders for the year ended June 30, 2005, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

Annual Report Section                                     Pages in Annual Report
---------------------                                     ----------------------

Selected Financial Data                                             1-3

Management's Discussion and Analysis
  of Financial Condition and Results
  of Operations                                                    4-18

Reports of Independent Registered Public                           19-22
  Accounting Firms

Management's Report on Internal Control
  over Financial Reporting                                          23

Consolidated Balance Sheets                                         24

Consolidated Statements of Income                                   25

Consolidated Statements of Stockholders' Equity
   and Comprehensive Income                                         26

Consolidated Statements of Cash Flows                              27-28

Notes to Consolidated Financial                                    29-55
  Statements

      With the exception of the afore-mentioned information, the Registrant's Annual Report to Stockholders for the year ended June 30, 2005 is not deemed filed as part of this Annual Report on Form 10-K.

      (2) Financial Statement Schedules
          -----------------------------

      All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

      (3) Exhibits
          --------

                                                                 Sequential Page
                                                               Reference to Prior              Number Where
                                                                Filing or Exhibit            Attached Exhibits
Regulation S-K                                                   Number Attached            Are Located in This
Exhibit Number                      Document                          Hereto                 Form 10-K Report
--------------                      --------                     ----------------            ----------------
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

        16                    Letter re: change in
                                   certifying                                                 Not Applicable
                                   accountants                        none

        18                    Letter re: change in
                              accounting principles                   None                    Not Applicable

        21                 Subsidiaries of Registrant                  21                       Exhibit 21

        22                 Published report regarding                 None                    Not Applicable
                          matters submitted to vote of
                                security holders

        23          Consent of Independent Registered Public           23                       Exhibit 23
                          Accounting Firms and Counsel

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

                                       FIRST FEDERAL BANKSHARES, INC.


Date:  September 13, 2005             By:  /s/ Barry E. Backhaus
                                           -------------------------------------
                                           Barry E. Backhaus
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/ Barry E. Backhaus                               By:      /s/ Katherine A. Bousquet
         --------------------------------------------                 ---------------------------------------
         Barry E. Backhaus                                            Katherine A. Bousquet
         President and Chief Executive Officer                        Vice President, Treasurer and Interim Chief
         and Chairman of the Board (Principal                         Financial Officer (Principal Financial and
         Executive Officer)                                           Accounting Officer)

Date:    September 13, 2005                                  Date:    September 13, 2005


By:      /s/ Jon G. Cleghorn                                 By:      /s/ David S. Clay
         --------------------------------------------                 ---------------------------------------
         Jon G. Cleghorn                                              David S. Clay
         Director                                                     Director

Date:    September 13, 2005                                  Date:    September 13, 2005


By:      /s/ Gary L. Evans                                   By:      /s/ Allen J. Johnson
         --------------------------------------------                 ---------------------------------------
         Gary L. Evans                                                Allen J. Johnson
         Director                                                     Director

Date:    September 13, 2005                                  Date:    September 13, 2005


By:      /s/ Steven L. Opsal                                 By:      /s/ David Van Engelenhoven
         --------------------------------------------                 ---------------------------------------
         Steven L. Opsal                                              David Van Engelenhoven
         Executive Vice President and Director                        Director

Date:    September 13, 2005                                  Date:    September 13, 2005


By:      /s/ Arlene T. Curry                                 By:      /s/ Ronald A. Jorgensen
         --------------------------------------------                 ---------------------------------------
         Arlene T. Curry                                              Ronald A. Jorgensen
         Director                                                     Director

Date:    September 13, 2005                                  Date:    September 13, 2005