Form 10-Q
period 2005-09-30
FIRST FEDERAL BANKSHARES INC
filed 2005-11-09
CIK 1075348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                                  |X| Yes |_| No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                                                                  |_| Yes |X| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at November 7, 2005
            -----                               -------------------------------
(Common Stock, $.01 par value)                            3,549,195

                         FIRST FEDERAL BANKSHARES, INC.

                                      INDEX

                                                                            Page
Part I.  Financial Information

   Item 1.   Financial Statements of First Federal Bankshares, Inc.
                   and Subsidiaries                                          1

             Condensed Consolidated Balance Sheets at
                   September 30, 2005 and June 30, 2005                      1

             Condensed Consolidated Statements of Operations
                   for the three-month periods ended
                   September 30, 2005 and 2004                               2

             Condensed Consolidated Statements of Changes in
                   Stockholders' Equity for the three-month periods
                   ended September 30, 2005 and 2004                         3


             Condensed Consolidated Statements of Comprehensive
                   Income for the three-month periods ended
                   September 30, 2005 and 2004                               4


             Condensed Consolidated Statements of Cash Flows for the
                   three-month periods ended September 30, 2005 and 2004     5


             Notes to Condensed Consolidated Financial Statements            6

   Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            10

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk     17

   Item 4.   Controls and Procedures                                        17


Part II. Other Information                                                  18


   Item 1.   Legal Proceedings                                              18


   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    18


   Item 4.   Submission of Matters to a Vote of Security Holders            18


   Item 6.   Exhibits                                                         19

             Signatures                                                       19

PART I.  FINANCIAL  INFORMATION
  ITEM 1.  FINANCIAL  STATEMENTS

              FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                September 30,       June 30,
                                                                    2005              2005
                                                                -------------    -------------
Assets
------
Cash and due from banks                                         $  14,923,102    $  15,102,382
Interest-bearing deposits in other financial institutions             187,259       16,233,325
                                                                -------------    -------------
        Cash and cash equivalents                                  15,110,361       31,335,707
                                                                -------------    -------------

Securities available-for-sale, at fair value (amortized cost
  of $47,117,517 and $49,724,675, respectively)                    47,241,617       49,978,244
Securities held-to-maturity, at amortized cost (fair value
  of $17,607,393 and $18,611,291, respectively)                    17,345,274       18,196,627

Loans receivable                                                  450,802,185      440,351,738
Less allowance for loan losses                                      6,723,332        6,717,956
                                                                -------------    -------------
        Net loans                                                 444,078,853      433,633,782
                                                                -------------    -------------

Office property and equipment, net                                 12,978,492       13,108,654
Federal Home Loan Bank ("FHLB") stock, at cost                      5,667,900        5,762,400
Accrued interest receivable                                         2,583,100        2,293,315
Goodwill                                                           18,417,040       18,417,040
Other assets (note 5)                                              14,513,677       14,087,122
                                                                -------------    -------------
        Total assets                                            $ 577,936,314    $ 586,812,891
                                                                =============    =============

Liabilities
-----------
Deposits                                                        $ 401,511,566    $ 407,562,405
Advances from FHLB and other borrowings                           101,829,284      104,564,262
Advance payments by borrowers for taxes and insurance                 347,232          953,281
Accrued interest payable                                            1,603,053        1,311,724
Accrued expenses and other liabilities                              1,829,584        2,126,014
                                                                -------------    -------------
        Total liabilities                                         507,120,719      516,517,686
                                                                -------------    -------------

Stockholders' equity
--------------------
Common stock, $.01 par value, 12,000,000 shares authorized;
  4,979,729 and 4,977,029 shares issued at September 30, 2005
  and June 30, 2005, respectively                                      49,797           49,770
Additional paid-in capital                                         37,848,543       37,761,587
Retained earnings, substantially restricted                        55,508,796       55,028,733
Treasury stock, at cost, 1,430,534 and 1,428,826 shares at
  September 30, 2005 and June 30, 2005, respectively              (21,781,049)     (21,747,743)
Accumulated other comprehensive income                                 77,099          158,570
Unearned Employee Stock Ownership Plan ("ESOP")                      (881,430)        (913,890)
Unearned Recognition and Retention Plan ("RRP")                        (6,161)         (41,822)
                                                                -------------    -------------
        Total stockholders' equity                                 70,815,595       70,295,205
                                                                -------------    -------------
        Total liabilities and stockholders' equity              $ 577,936,314    $ 586,812,891
                                                                =============    =============

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                           Three months
                                                        ended September 30,
                                                     --------------------------
                                                        2005            2004
                                                     -----------    -----------
Interest income:
    Loans receivable                                 $ 6,861,446    $ 6,315,670
    Investment securities                                646,118        938,370
    Other interest-earning assets                         76,122          8,673
                                                     -----------    -----------
    Total interest income                              7,583,686      7,262,713
                                                     -----------    -----------

Interest expense:
    Deposits                                           2,277,463      1,709,158
    Advances from FHLB and other borrowings            1,131,694      1,177,083
                                                     -----------    -----------
    Total interest expense                             3,409,157      2,886,241
                                                     -----------    -----------
    Net interest income                                4,174,529      4,376,472
    Provision for losses on loans                        240,000        760,000
                                                     -----------    -----------
    Net interest income after provision for
    losses on loans                                    3,934,529      3,616,472
                                                     -----------    -----------

Noninterest income:
    Service charges on deposit accounts                  839,781      1,000,291
    Service charges on loans                              95,957        157,396
    Gain on sale of bank branch offices                       --      2,185,284
    Loss on sale of real estate held for development    (241,649)            --
    Net loss on sale of securities                            --       (121,209)
    Gain on sale of loans                                233,754        240,761
    Real estate-related activities                       175,058        185,864
    Other income                                         427,924        382,474
                                                     -----------    -----------
    Total noninterest income                           1,530,825      4,030,861
                                                     -----------    -----------

Noninterest expense:
    Compensation and benefits (note 7)                 2,491,961      2,543,898
    Office property and equipment                        701,260        631,177
    Data processing expense                              123,005        125,256
    Advertising                                          145,143         81,334
    Other expense                                        834,847        971,942
                                                     -----------    -----------
    Total noninterest expense                          4,296,216      4,353,607
                                                     -----------    -----------

    Income before income taxes                         1,169,138      3,293,726
    Income taxes                                         344,000      1,137,000
                                                     -----------    -----------
    Net income                                       $   825,138    $ 2,156,726
                                                     ===========    ===========

Earnings per share:  (note 4)
    Basic earnings per share                         $      0.24    $      0.60
                                                     ===========    ===========
    Diluted earnings per share                       $      0.24    $      0.58
                                                     ===========    ===========

    Dividends declared per share                      $      0.10    $      0.10
                                                      ===========    ===========

See notes to condensed consolidated financial statements.


                 FIRST FEDERAL BANKSHARES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS
                 OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                                                    Three months ended September 30,
                                                                          2005            2004
                                                                      ----------------------------
Capital Stock
   Beginning of year balance                                          $     49,770    $     49,393
   Stock options exercised: 2,700 and 22,967 shares for the three
      months ended September 30, 2005 and 2004, respectively                    27             229
--------------------------------------------------------------------------------------------------
End of period balance                                                       49,797          49,622
--------------------------------------------------------------------------------------------------

Additional paid-in capital
   Beginning of year balance                                            37,761,587      37,086,235
   Stock options exercised                                                  54,592         212,215
   RRP awarded                                                                  --         133,755
   Stock appreciation of allocated ESOP shares                              32,364          39,033
--------------------------------------------------------------------------------------------------
End of period balance                                                   37,848,543      37,471,238
--------------------------------------------------------------------------------------------------

Retained earnings, substantially restricted
   Beginning of year balance                                            55,028,733      52,240,273
   Net earnings                                                            825,138       2,156,726
   Dividends paid on common stock                                         (345,075)       (363,160)
--------------------------------------------------------------------------------------------------
End of period balance                                                   55,508,796      54,033,839
--------------------------------------------------------------------------------------------------

Treasury stock, at cost
   Beginning of year balance                                           (21,747,743)    (16,519,093)
   RRP awarded (forfeited), net                                                 --          83,250
   Treasury stock purchased                                                (33,306)     (1,670,050)
--------------------------------------------------------------------------------------------------
End of period balance                                                  (21,781,049)    (18,105,893)
--------------------------------------------------------------------------------------------------

Accumulated other comprehensive income (loss)
   Beginning of year balance                                               158,570        (329,644)
   Net change in unrealized gains on securities available-for-sale,
        net of tax expense                                                 (81,471)        504,264
   Less: reclassification adjustment for net realized losses
         included in net income, net of tax expense                             --         (75,998)
--------------------------------------------------------------------------------------------------
End of period balance                                                       77,099         250,618
--------------------------------------------------------------------------------------------------

Unearned ESOP shares
   Beginning of year balance                                              (913,890)     (1,044,710)
   ESOP shares allocated                                                    32,460          31,700
--------------------------------------------------------------------------------------------------
End of period balance                                                     (881,430)     (1,013,010)
--------------------------------------------------------------------------------------------------

Unearned recognition and retention plan shares
   Beginning of year balance                                               (41,822)        (24,732)
   RRP forfeited (awarded), net                                                 --        (217,005)
   Amortization of RRP expense                                              35,661          26,379
--------------------------------------------------------------------------------------------------
End of period balance                                                       (6,161)       (215,358)
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Total stockholders' equity                                            $ 70,815,595    $ 72,471,056
==================================================================================================

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS
                       OF COMPREHENSIVE INCOME (Unaudited)

                                                                Three months ended
                                                                  September 30,
                                                            --------------------------
                                                               2005            2004
                                                            -----------    -----------
Net earnings                                                $   825,138    $ 2,156,726
Other comprehensive income (loss):
    Unrealized holding gains (losses) arising during
          the period, net of tax                                (81,471)       504,264
    Less: reclassification adjustment for net realized
        losses included in net income, net of tax expense            --        (75,998)
                                                            -----------    -----------
Other comprehensive income (loss), net of tax                   (81,471)       580,262
                                                            -----------    -----------

Comprehensive income                                        $   743,667    $ 2,736,988
                                                            ===========    ===========

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                    Three months ended September 30,
Cash flows from operating activities:                                    2005            2004
                                                                     ------------    ------------
Net earnings                                                         $    825,138    $  2,156,726
Adjustments to reconcile net earnings to net cash provided
 by operating activities:
   Loans originated for sale to investors                             (14,882,000)     (8,190,000)
   Proceeds from sale of loans originated for sale                     13,760,660       8,421,341
   Provision for losses on loans                                          240,000         760,000
   Depreciation and amortization                                          492,414         399,889
   Net gain on sale of loans                                             (233,754)       (240,761)
   Net loss on sale of securities available-for-sale                           --         121,209
   Net gain on sale of bank branch offices                                     --      (2,185,284)
   Net loss on sale of real estate held for development                   241,649              --
   Net loan fees deferred                                                 (53,762)        (42,391)
   Amortization of premiums and discounts on loans and securities         (34,703)        133,798
   (Increase) decrease in accrued interest receivable                    (289,785)       (223,003)
   (Increase) decrease in other assets                                   (687,852)        414,461
   Increase (decrease) in accrued interest payable                        291,329         204,832
   Increase (decrease) in accrued expenses and other liabilities         (296,430)       (243,488)
   Increase (decrease) in accrued taxes on income                        (102,126)      1,134,255
                                                                     ------------    ------------
Net cash provided by (used in) operating activities                      (729,222)      2,621,584
                                                                     ------------    ------------

Cash flows from investing activities:
   Proceeds from maturities of securities held-to-maturity                844,046       2,745,368
   Proceeds from sale of securities available-for-sale                         --      30,226,184
   Purchase of securities available-for-sale                                   --      (5,389,323)
   Proceeds from maturities of securities available-for-sale            2,496,235       2,676,664
   Redemption (purchase) of Federal Home Loan Bank Stock                   94,500        (764,400)
   Loans purchased                                                     (7,649,000)     (4,505,000)
   Cash effect of bank branch office sales                                     --      (9,753,387)
   (Increase) decrease in loans receivable                             (1,627,009)      1,655,265
   Purchase of office property and equipment                             (173,553)       (520,871)
   Proceeds from sale of foreclosed real estate                           142,098         222,405
   Proceeds from sale of real estate held for development                 487,249         314,145
   Net expenditures on real estate held for development                  (395,062)       (348,074)
                                                                     ------------    ------------
Net cash provided by (used in) investing activities                    (5,780,496)     16,558,976
                                                                     ------------    ------------

Cash flows from financing activities:
   Decrease in deposits                                                (6,050,839)    (13,594,987)
   Proceeds from FHLB advances and other borrowings                     1,265,022       1,668,524
   Repayment of FHLB advances and other borrowings                     (4,000,000)     (5,000,000)
   Net decrease in advances from borrowers for taxes and insurance       (606,049)       (861,474)
   Issuance of common stock, net                                           54,619         212,445
   Repurchase of common stock                                             (33,306)     (1,670,050)
   Cash dividends paid                                                   (345,075)       (363,160)
                                                                     ------------    ------------
Net cash used in financing activities                                  (9,715,628)    (19,608,702)
                                                                     ------------    ------------
Net decrease in cash and cash equivalents                             (16,225,346)       (428,142)
Cash and cash equivalents at beginning of period                       31,335,707      20,459,727
                                                                     ------------    ------------
Cash and cash equivalents at end of period                           $ 15,110,361    $ 20,031,585
                                                                     ============    ============

Supplemental disclosures:
  Cash paid during the period for interest                           $  3,117,828    $  2,806,325
                                                                     ============    ============
  Cash paid during the period for income taxes                       $      3,039    $      2,745
                                                                     ============    ============

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of presentation
   ---------------------

The condensed consolidated balance sheet information for June 30, 2005 was derived from the audited Consolidated Balance Sheets of First Federal Bankshares, Inc. (the "Company") at June 30, 2005. The condensed consolidated financial statements as of and for the three months ended September 30, 2005 and 2004 are unaudited.

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

The Company's critical accounting policies relate to the allowance for loan losses and goodwill. With regard to the Company's critical accounting policy related to the allowance for loan losses, the Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans. The allowance for losses on loans is based on management's current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectability as of the reporting date. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management's knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. This evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about uncertain matters. With regard to the Company's critical accounting policy relating to goodwill, goodwill is evaluated by management for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

A summary of significant accounting policies followed by the Company is set forth in Note 1 of the Company's 2005 Annual Report to Stockholders and is incorporated herein by reference. The Company's critical accounting policies and their application are periodically reviewed by the Audit Committee and the full Board of Directors.

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

4. Earnings per share
   ------------------

The following information was used in the computation of net earnings per common share on both a basic and diluted basis for the periods presented.

                                                           Three months ended
                                                              September 30,
                                                           2005          2004
                                                       -------------------------

Basic EPS computation:
  Net earnings                                         $  825,138     $2,156,726

  Weighted average common shares outstanding            3,447,124      3,608,397
                                                       -------------------------

        Basic EPS                                      $     0.24     $     0.60
                                                       =========================

Diluted EPS computation:
  Net earnings                                         $  825,138     $2,156,726
                                                       -------------------------

Weighted average common shares outstanding              3,447,124      3,608,397
Incremental option and RRP shares using
  treasury stock method                                    57,725         80,576
                                                       -------------------------
        Diluted shares outstanding                      3,504,849      3,688,973
                                                       =========================

        Diluted EPS                                    $     0.24     $     0.58
                                                       =========================

5. Intangible assets
   -----------------

The gross carrying amount of intangible assets subject to amortization and the associated accumulated amortization at September 30, 2005, is presented in the table below. These balances are included in the line item `Other assets' in the Condensed Consolidated Balance Sheets. Amortization expense for intangible assets was $26,232 and $17,863, respectively, for the three months ended September 30, 2005 and 2004.

                                                  September 30, 2005
                                     ------------------------------------------
                                        Gross                       Unamortized
                                       Carrying     Accumulated     Intangible
                                        Amount      Amortization       Assets
                                     ------------------------------------------
Intangible assets:
  Core deposit premium               $    690,140   $    532,591   $    157,549
  Mortgage servicing rights               268,379         65,852        202,527
                                     ------------------------------------------
                                     $    958,519   $    598,443   $    360,076
                                     ==========================================

                                                    June 30, 2005
                                     ------------------------------------------
                                        Gross                       Unamortized
                                       Carrying     Accumulated     Intangible
                                        Amount      Amortization       Assets
                                     ------------------------------------------
Intangible assets:
  Core deposit premium               $    690,140   $    521,440   $    168,700
  Mortgage servicing rights               268,379         50,771        217,608
                                     ------------------------------------------
                                     $    958,519   $    572,211   $    386,308
                                     ==========================================

Projections of amortization expense are based on existing asset balances and the existing interest rate environment as of September 30, 2005. What the Company actually experiences may be significantly different depending upon changes in market interest rates and market conditions. The following table shows the estimated future amortization expense for amortizing intangible assets for the periods indicated:


                                               Core Deposit     Mortgage
                                                 Premium     Servicing Rights    Total
                                               ------------------------------------------
Nine months ended June 30, 2006                $     33,453   $     49,759   $     83,212
Year ended June 30, 2007                             44,604         50,947         95,551
Year ended June 30, 2008                             44,604         37,814         82,418
Year ended June 30, 2009                             34,888         27,213         62,101
Year ended June 30, 2010                                 --         18,828         18,828
Year ended June 30, 2011                                 --         12,432         12,432
Thereafter                                               --          5,534          5,534
                                               ------------------------------------------
        Total estimated amortization expense   $    157,549   $    202,527   $    360,076
                                               ===========================================

6. Dividends
   ---------

On July 21, 2005 the Company declared a cash dividend on its common stock, payable on August 31, 2005 to stockholders of record as of August 17, 2005, equal to $0.10 per share. Excluding dividends on unallocated Employee Stock Ownership Plan ("ESOP") shares, dividends totaling $345,075 were paid to stockholders on August 31, 2005.

On October 27, 2005 the Company declared a cash dividend on its common stock, payable on November 30, 2005 to stockholders of record as of November 16, 2005 equal to $0.10 per share. Excluding dividends on unallocated ESOP shares, the Company expects to pay dividends totaling approximately $345,000 to stockholders on November 30, 2005.

7. Stock Options
   -------------

At September 30, 2005, the Company had two stock-based employee compensation plans, which are described more fully in Note 11 of the Company's 2005 Annual Report to Stockholders. The Company adopted Statement No. 123 (Revised 2004), Share-Based Payment ("SFAS123R") which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, effective July 1, 2005. SFAS123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Upon adoption, the Company used the prospective transition method. The prospective method requires that compensation expense be recorded for all non-vested stock options beginning with the first quarter after adoption of SFAS123R. Stock-based compensation expense for the three months ended September 30, 2005 totaled $18,644.

Previously, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for these plans. Accordingly, prior to July 1, 2005 no compensation cost had been recognized for its stock options in the condensed consolidated financial statements. Set forth below is a reconciliation of net income and earnings per share information for the three months ended September 30, 2004, as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-based Compensation, to stock-based employee compensation for that period.

                                                             Three months ended
                                                             September 30, 2004
                                                             ------------------

Net income, as reported                                      $        2,156,726
Deduct:
Total stock-based compensation expense determined under the
    fair value method for all awards, net of tax effects                 (9,154)
                                                             ------------------
Pro forma net income                                         $        2,147,572
                                                             ==================

Pro forma basic earnings per share                           $             0.60
                                                             ==================
Pro forma diluted earnings per share                         $             0.58
                                                             ==================

The fair value of each option grant has been estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three months ended September 30, 2005 and 2004, respectively: dividend yield of 2.22% and 2.44%; expected volatility of 24.54% and 24.26%; risk free interest rate of 4.20% and 4.54%; and expected life of 7.5 years for all periods presented.

8. Effect of New Accounting Standards
   ----------------------------------

The Accounting Standards Executive Committee has issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This Statement applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value with no allowance for loan losses, or other valuation allowance, permitted at the time of acquisition. The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan. If contractually required payments for principal and interest are more than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. The Company adopted this Statement effective July 1, 2005. The adoption did not have a material impact on the Company's consolidated financial statements.


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

Overview
--------

Increases in market interest rates as the Federal Reserve Board continued its "measured pace" of interest rate increases resulted in increases in the yield on interest-earning assets and, more significantly, in the cost of interest-bearing liabilities. The yield on interest-earning assets increased by 44 basis points to 5.76% for the three months ended September 30, 2005 from 5.32% for the three months ended September 30, 2004. The cost of interest-bearing liabilities increased by 59 basis points to 2.92% for the three months ended September 30, 2005 from 2.33% for the three months ended September 30, 2004. During the three months ended September 30, 2005, the Company increased rates on certain deposit products and offered premium-rate certificates of deposit in order to attract and retain deposit relationships in the generally higher market interest rate environment. The Company's net yield on interest-earning assets was 3.22% and 3.25%, respectively, for the three months ended September 30, 2005 and 2004.

Noninterest income decreased by $2.5 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 primarily due to a branch sale transaction in the prior-year period. In September 2004 the Company sold two branch offices located in Sheldon, Iowa and Orange City, Iowa to another local financial institution. The purchaser assumed deposits of $27.1 million and acquired loans totaling $17.0 million in addition to the branch office buildings and certain furniture and equipment. A pre-tax gain of $2.2 million was recorded as a result of the branch sale.

Financial condition
-------------------

Total assets decreased by $8.9 million, or 1.5%, to $577.9 million at September 30, 2005 from $586.8 million at June 30, 2005. Cash and cash equivalents decreased by $16.2 million and investment securities decreased by $3.6 million. The decreases in cash and cash equivalents and investment securities were used to fund an increase in loans that totaled $10.7 million and a decrease in deposits and borrowings. Loans receivable increased to $450.9 million at September 30, 2005 from $440.2 million at June 30, 2005 primarily due to an increase of $18.6 million in the balances of commercial real estate and commercial industry loans partially offset by decreases of $4.0 million and $3.9 million, respectively, in the balances of residential loans and consumer loans. [See "Asset quality" for an analysis of the loan portfolio by loan type.]

Deposits decreased by $6.1 million, or 1.5%, to $401.5 million at September 30, 2005 from $407.6 million at June 30, 2005 primarily due to a decrease in the balance of savings and money market accounts as competition for such transaction accounts accelerated in the increasing market interest rate environment.

Total stockholders' equity increased by $520,000, or 0.7%, to $70.8 million at September 30, 2005 from $70.3 million at June 30, 2005. The change in stockholders' equity was primarily due to earnings of $825,000 for the three months ended September 30, 2005 net of dividend payments. Excluding dividends on unallocated Employee Stock Ownership Plan ("ESOP") shares, dividends declared and paid during the three months ended September 30, 2005 totaled $345,000.

Asset quality
-------------

Non-performing assets increased to $5.7 million, or 0.99% of total assets from $1.8 million, or 0.30% of total assets, at June 30, 2005. The increase in non-performing assets was primarily due to an increase in non-performing loans. During the three months ended September 30, 2005, the Company placed the previously classified loans of two commercial borrowers, with loan balances totaling $4.3 million, on non-accrual status. Additional loss allowances of $164,000 were established against the loans of these borrowers during the three months ended September 30, 2005, resulting in total loss allowances of $2.3 million against the loans of these borrowers at September 30, 2005. A significant portion of the total allowances on these loans had been provided in the fourth quarter of fiscal 2005. The allowance for loan losses totaled $6.7 million, or 1.49% of total loans, at September 30, 2005 and $6.7 million, or 1.53% of total loans, at June 30, 2005.

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

Based on relevant and presently available information, management believes that the current allowance for loan losses is adequate. Following are tables presenting (a) an analysis of the loan portfolio; (b) a summary of the allowance for loan losses; and (c) non-performing asset balances.

(a)   Analysis of the loan portfolio by loan type on the dates indicated
      ------------------------------------------------------------------

                                               September 30, 2005             June 30, 2005
                                             -----------------------    ------------------------
                                               Amount           %         Amount            %
                                             -----------------------    ------------------------
                                                           (Dollars in Thousands)
One- to four-family residential (1)          $  140,223        31.58%   $  144,238         33.26%
Multi-family residential (2)                     46,529        10.48%       46,070         10.62%
Commercial real estate (3)                      145,753        32.82%      133,626         30.82%
Commercial business loans                        43,470         9.79%       37,485          8.64%
Home equity & second mortgage loans              31,800         7.16%       32,134          7.41%
Other non-mortgage loans (4)                     43,129         9.71%       46,649         10.76%
                                             -----------------------    ------------------------
    Total loans                              $  450,904       101.54%   $  440,202        101.51%

Less:
Allowance for loan losses                         6,723         1.51%        6,718          1.55%
Unearned income net of unamortized premium          102         0.03%         (150)        -0.04%
                                             -----------------------    ------------------------
    Total loans, net                         $  444,079       100.00%   $  433,634        100.00%
                                             =======================    ========================

------------------------------------------------------------------------
(1) Includes construction loans on one- to four-family residential units.
(2) Includes construction loans on multi-family residential units.
(3) Includes construction loans on commercial real estate.
(4) Includes other secured and unsecured non-mortgage loans to consumers.

(b)   Summary of the allowance for loan losses
      ----------------------------------------
                                                    For the three months ended
                                                          September 30,
                                                     2005               2004
                                                 ------------------------------

Balance at beginning of period                   $ 6,717,956        $ 4,316,286
  Provision for losses                               240,000            760,000
  Charge-offs                                       (263,035)           (82,581)
  Recoveries                                          28,411             28,880
                                                 ------------------------------
Balance at end of period                         $ 6,723,332        $ 5,022,585
                                                 ==============================

(c)   Non-performing assets.
      ---------------------


                                                             September 30, 2005       June 30, 2005
                                                             ----------------------------------------
                                                                      (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
       One- to four-family residential                       $              433    $              496
       Commercial real estate                                               288                   143
       Commercial business                                                4,058                   227
       Consumer                                                             106                   301
                                                             ----------------------------------------
           Total                                                          4,885                 1,167
                                                             ----------------------------------------

Loans accounted for on an accrual basis (1)(2):
       One- to four-family residential                                      622                   468
                                                             ----------------------------------------
           Total                                                            622                   468
                                                             ----------------------------------------
       Total non-performing loans                                         5,507                 1,635
                                                             ----------------------------------------
       Other non-performing assets (3) (4)                                  193                   142
                                                             ----------------------------------------
       Total non-performing assets                           $            5,700    $            1,777
                                                             ========================================
Restructured loans not included in
   other non-performing categories above                     $            3,415    $            7,517
                                                             ========================================

Non-performing loans as a percentage of total loans                        1.22%                 0.37%
Non-performing loans as a percentage of total assets                       0.95%                 0.28%
Total non-performing assets as a percentage of total loans
       and other non-performing assets                                     1.28%                 0.41%
Non-performing assets as a percentage of total assets                      0.99%                 0.30%


-------------------------------------------------------------
(1)   Includes loans 90 days or more contractually delinquent.
(2) Delinquent FHA/VA guaranteed loans and delinquent loans with past due interest that, in the opinion of management, is collectible, are not placed on non-accrual status.
(3) Represents the net book value of real property acquired by the Company through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is carried at the lower of cost or fair market value less estimated costs of disposition. The total carrying amount was $109,000 and $69,000, respectively, at September 30 and June 30, 2005.
(4) Includes repossessed automobiles, boats and trailers carried at the lower of cost or fair market value less estimated disposal costs. The total carrying amount was $84,000 and $73,000, respectively, at September 30 and June 30, 2005.

Capital
-------

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of September 30, 2005 the Bank was in compliance with all regulatory capital requirements. The Bank's actual and required capital amounts and ratios as of September 30, 2005 were as follows:

                                                       September 30, 2005
                            -----------------------------------------------------------------------
                                                                                   To Be Well
                                                                                Capitalized Under
                                                           For Capital          Prompt Corrective
                                   Actual               Adequacy Purposes       Action Provisions
                            --------------------     ----------------------   ---------------------
                              Amount       Ratio       Amount       Ratio       Amount       Ratio
                            -----------------------------------------------------------------------
                                                       Dollars in Thousands
Tangible capital            $  48,630        8.71%   $   8,376        1.50%   $      --         - %
Tier 1 leverage (core)         48,630        8.71       22,335        4.00       27,919        5.00
Tier 1 risk-based capital      48,630       11.09       17,547        4.00       26,321        6.00
Risk-based capital             54,129       12.34       35,094        8.00       43,868       10.00


                                                         June 30, 2005
                            -----------------------------------------------------------------------
                                                                                   To Be Well
                                                                                Capitalized Under
                                                           For Capital          Prompt Corrective
                                   Actual               Adequacy Purposes       Action Provisions
                            --------------------     ----------------------   ---------------------
                              Amount       Ratio       Amount       Ratio       Amount       Ratio
                            -----------------------------------------------------------------------
                                                       Dollars in Thousands
Tangible capital            $  47,468        8.38%   $   8,501        1.50%   $      --         - %
Tier 1 leverage (core)         47,468        8.38       22,670        4.00       28,338        5.00
Tier 1 risk-based capital      47,468       10.98       17,289        4.00       25,934        6.00
Risk-based capital             52,887       12.24       34,579        8.00       43,223       10.00


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

Comparison of the results of operations for the three months ended September 30,
--------------------------------------------------------------------------------
2005 and 2004
-------------

General. Net earnings for the three months ended September 30, 2005 totaled
-------
$825,000, or basic and diluted earnings per share of $0.24 each. Net earnings for the three months ended September 30, 2004 totaled $2.2 million, or basic and diluted earnings per share of $0.60 and $0.58, respectively. The 2005 quarterly earnings decreased primarily due to the prior-year gain of $1.4 million, net of tax effect, on the sale of bank branch offices in September 2004.

Interest Income. Interest income increased by $321,000, or 4.4%, to $7.6 million
---------------
for the three months ended September 30, 2005 from $7.3 million for the three months ended September 30, 2004 primarily due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased by 44 basis points to 5.76% for the three months ended September 30, 2005 from 5.32%
for the three months ended September 30, 2004 due to increases in market interest rates resulting from the series of interest rate increases implemented by the Federal Reserve Board since June 2004. Partially offsetting the increase in interest income due to the increase in the average yield on interest-earning assets was a decrease in the average balance of such assets. The average balance of interest-earning assets decreased by $19.2 million, or 3.5%, to $526.8 million for the three months ended September 30, 2005 from $546.0 million for the three months ended September 30, 2004 primarily due to the Company's sale of two branch offices in September 2004 in which the purchaser acquired loans totaling $17.0 million.

The increase in interest income was primarily due to an increase in interest income on loans. Interest income on loans increased by $546,000, or 8.6%, to $6.9 million for the three months ended September 30, 2005 from $6.3 million for the three months ended September 30, 2004. The increase in interest income on loans was primarily due to an increase in the average yield on loans. The average yield on loans increased by 31 basis points to 6.11% for the three months ended September 30, 2005 from 5.80% for the three months ended September 30, 2004 primarily due to new loan production and the repricing of adjustable rate loans, particularly commercial loans tied to current rate indices, in the higher market interest rate environment in 2005 as compared to 2004. In addition, the average balance of loans increased by $13.4 million, or 3.0%, to $445.2 million for the three months ended September 30, 2005 from $431.8 million or the three months ended September 30, 2004. During the three months ended September 30, 2005 loans to commercial borrowers with total outstanding balances of $4.3 million were placed on non-accrual resulting in a decrease in interest income that totaled approximately $128,000 for the quarter.

Partially offsetting the increase in interest income on loans was a decrease in interest income on investment securities. Interest income on investment securities decreased by $292,000, or 31.1%, to $646,000 for the three months ended September 30, 2005 from $938,000 for the three months ended September 30, 2004. The decrease in interest income on investment securities was primarily due to a decrease in the average balance of such securities. The average balance of investment securities decreased by $38.8 million, or 34.9%, to $72.3 million for the three months ended September 30, 2005 from $111.1 million for the three months ended September 30, 2004 as the Company funded the decrease in deposit liabilities due to the branch office sale with maturities, sales and principal payments from its investment securities portfolio. The investment securities liquidated to fund the transfer of branch office deposits in September 2004 were primarily shorter-term lower-yielding securities. The average tax-equivalent yield on investment securities increased by 34 basis points to 3.92% for the three months ended September 30, 2005 from 3.58% for the three months ended September 30, 2004.

Interest Expense. Interest expense increased by $523,000, or 18.1%, to $3.4
----------------
million for the three months ended September 30, 2005 from $2.9 million for the three months ended September 30, 2004 primarily due to an increase in the cost of interest-bearing deposits due to increases in market interest rates as the Federal Reserve continued its "measured pace" of interest rate increases.

Interest on deposits increased by $568,000, or 33.3%, to $2.3 million for the three months ended September 30, 2005 from $1.7 million for the three months ended September 30, 2004 primarily due to an increase in the cost of deposits. The average cost of deposits increased by 73 basis points to 2.51% for the three months ended September 30, 2005 from 1.78% for the three months ended September 30, 2004 as the Company increased rates on certain deposit products and offered premium-rate certificates of deposit in order to attract and retain deposits in the increasing market interest rate environment.
The average balance of interest-bearing deposits decreased by $20.1 million, or 5.3%, to $360.4 million for the three months ended September 30, 2005 from $380.5 million for the three months ended September 30, 2004 primarily due to the branch office sale, previously mentioned, in which deposits totaling $27.1 million were transferred.

Interest on FHLB advances and other borrowings totaled $1.1 million and $1.2 million, respectively, for the three months ended September 30, 2005 and 2004 primarily due to a decrease in the average balance of borrowings. The average balance of borrowings decreased by $7.7 million, or 7.0%, to $102.7 million for the three months ended September 30, 2005 from $110.4 million for the three months ended September 30, 2004. The average cost of borrowings increased to 4.37% for the three months ended September 30, 2005 from 4.23% for the three months ended September 30, 2004.

Net Interest Income. Net interest income before provision for losses on loans
-------------------
decreased by $202,000, or 4.6%, to $4.2 million for the three months ended September 30, 2005 from $4.4 million for the three months ended September 30, 2004 because the cost of interest-bearing liabilities increased more significantly than the yield on interest-earning assets. In an increasing market interest rate environment the Company's interest-bearing liabilities generally reprice more quickly than its interest-earning assets. The Company's average net yield on interest-earning assets decreased by only 3 basis points to 3.22% for the three months ended September 30, 2005 from 3.25% for the three months ended September 30, 2004 primarily due to the decrease in the average balance of interest-earning assets for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

Provision for Losses on Loans. Provision for losses on loans decreased by
-----------------------------
$520,000 to $240,000 for the three months ended September 30, 2005 from $760,000 for the three months ended September 30, 2004. For more information on asset quality see "Asset quality" in Management's Discussion and Analysis of Financial Condition.

Noninterest Income. Noninterest income decreased by $2.5 million, or 62.0%, to
------------------
$1.5 million for the three months ended September 30, 2005 from $4.0 million for the three months ended September 30, 2004. The decrease in noninterest income was primarily due to the prior-year pre-tax gain of $2.2 million on the sale of two northwest Iowa branch offices that was completed in September 2004. The purchaser assumed deposits of $27.1 million and acquired loans totaling $17.0 million in addition to the buildings and certain equipment. Service charges on deposit accounts decreased by $161,000 for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 largely due to the Company's decreased number of deposit accounts after the branch office sale. Service charges on loans decreased by $61,000 for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 primarily due to a decrease in prepayment penalty fees as refinancing activity slowed due to the increase in market interest rates. Non-interest income also decreased due to a loss on real estate development. During the three months ended September 30, 2005 the Company's real estate development subsidiary completed a development project and recorded a loss of $242,000 for the three-month period. No gain or loss on sale of real estate held for development was recorded for the three months ended September 30, 2004. Partially offsetting the decreases in noninterest income for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was a favorable comparison in the loss on sale of investments. A loss on sale of investment securities totaling $121,000 was recorded for the three months ended September 30, 2004 while no investment securities losses were recorded for the three months ended September 30, 2005.

Noninterest expense. Noninterest expense decreased by $57,000, or 1.3%, to $4.3
-------------------
million for the three months ended September 30, 2005 from $4.4 million for the three months ended September 30, 2004. Compensation and benefits expense decreased by $52,000, or 2.0%, and totaled $2.5 million for each of the three months ended September 30, 2005 and 2004. The number of full-time-equivalent employees decreased by 17, or 8.1%, to 193 at September 30, 2005 from 210 at September 30, 2004 as the Company sought to right-size its staffing level to its smaller asset size. Annual salary increases, effective in January 2005, partially offset the decrease in compensation and benefits expense due to the reduced number of full-time-equivalent employees. Other general and administrative expenses decreased by $137,000, or 14.1%, for the three months ended September 30, 2005 as compared to the prior-year period as the Company implemented cost control measures in line with its business plan objectives. The decreases in other general and administrative expenses were largely offset by increases in office property and equipment expense and advertising. Office property and equipment expense increased by $70,000, or 11.1%, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 largely due to the addition of a new branch office in March 2005 and to an increase in software expense for automation initiatives. Advertising expense increased by $64,000, or 78.5%, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 due to increased marketing activity promoting commercial and retail products in the current fiscal year period.

Net earnings and income tax expense. Net earnings before income taxes decreased
-----------------------------------
by $2.1 million, or 64.5%, to $1.2 million for the three months ended September 30, 2005 from $3.3 million for the three months ended September 30, 2004. Income tax expense totaled $344,000, or an effective tax rate of 29.4%, and $1.1 million, or an effective tax rate of 34.5%, respectively, for the three months ended September 30, 2005 and 2004. The effective tax rate decreased for the three months ended September 30, 2005 largely because tax-exempt income comprised a larger percentage of pre-tax income for that period than for the three months ended September 30, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company's market risk is primarily comprised of interest rate risk resulting from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates might adversely affect the Company's net interest income or the economic value of its portfolio of assets, liabilities and off-balance-sheet contracts. Management continually develops and applies strategies to mitigate this risk. The Company primarily relies on the OTS Net Portfolio Value Model (the "Model") to measure its susceptibility to interest rate changes. For various assumed hypothetical changes in market interest rates, the Model estimates the current economic value of each type of asset, liability and off-balance-sheet contract. The present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts results in a net portfolio value ("NPV") estimate. An analysis of the changes in NPV in the event of hypothetical changes in interest rates is presented in the Company's 2005 Annual Report to Shareholders. The Company's NPV ratio after a 200 basis point rate-shock was 8.86% at June 30, 2005, as measured by the Model. As of that date, the Company's interest rate risk, as measured by the Model, was within the Company's Asset Liability Policy guidelines and the OTS "level of risk" was reported as "minimal". Management does not believe that the Company's primary market risk exposures and how those exposures were managed during the three months ended September 30, 2005 have changed significantly when compared to the immediately preceding quarter ended June 30, 2005. However, the Company's primary market risk exposure has not yet been quantified at September 30, 2005, and the complexity of the Model makes it difficult to accurately predict results.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the Company's first fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, there have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------
      There are various claims and lawsuits in which the Company is periodically involved incidental to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------
      There were no sales of unregistered securities during the three months ended September 30, 2005.

      The following table presents a summary of the Company's share repurchases during the quarter ended September 30, 2005.

----------------------------------------------------------------------------------------------------------------
                                                                          Total Number of          Maximum
                                                                          Shares Purchased     Number of Shares
                                            Total Number      Average   as Part of Publicly    that May Yet be
                                            of Shares       Price Paid       Announced         Purchased Under
            Period                          Purchased (1)    Per Share       Program (2)       the Program (2)
----------------------------------------------------------------------------------------------------------------
July 1 through July 31, 2005                    none               --           none               81,000
August 1 through August 31, 2005                none               --           none               81,000
September 1 through September 30, 2005          1,708          $19.50           none               81,000
----------------------------------------------------------------------------------------------------------------

(1) Includes shares withheld to satisfy tax liability on vesting of restricted stock under the 1999 Recognition and Retention Plan: 1,708 shares in September 2005.

(2) On August 21, 2003 the Company announced a share repurchase program authorizing the repurchase of up to 377,000 shares (10% of the then-issued and outstanding shares of common stock). The Board of Directors of the Company re-authorized the repurchase program in September 2005 for shares remaining to be purchased under the program and extended the expiration date to September 14, 2006.

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

Item 6. Exhibits
----------------

(a)   Exhibits

      Exhibit 31.1   Certification of Chief Executive Officer Pursuant to
                        Section 302

      Exhibit 31.2   Certification of Chief Financial Officer Pursuant to
                        Section 302

      Exhibit 32     Certification Pursuant to 18 U.S.C. Section 1350, as
                        adopted pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                         FIRST FEDERAL BANKSHARES, INC.



 DATE:  November 8, 2005              BY:  /s/ Barry E. Backhaus
                                           ---------------------
                                           Barry E. Backhaus
                                           President and Chief Executive Officer




 DATE:  November 8, 2005              BY:  /s/ Katherine A. Bousquet
                                           -------------------------
                                           Katherine A. Bousquet
                                           Vice President, Treasurer and
                                            Interim Chief Financial Officer