Form 10-Q
period 2005-12-31
FIRST FEDERAL BANKSHARES INC
filed 2006-02-09
CIK 1075348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to __________

Commission File Number: 0-25509

First Federal Bankshares, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	42-1485449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

329 Pierce Street, Sioux City, Iowa	51101
(Address of principal executive offices)	(Zip Code)

712-277-0200
(Registrant's telephone number, including area code)

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
 ☒Yes   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer  ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).                                         Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 6, 2006
(Common Stock, $.01 par value)	3,409,463

FIRST FEDERAL BANKSHARES, INC.

PART I. FINANCIAL INFORMAION
    ITEM 1. FINANCIAL STATEMENTS

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	December 31,	June 30,
	2005	2005
Assets
Cash and due from banks	$12,486,441	$15,102,382
Interest-bearing deposits in other financial institutions	1,355,601	16,233,325
Cash and cash equivalents	13,842,042	31,335,707
Securities available-for-sale, at fair value (amortized cost
of $44,336,568 and $49,724,675, respectively)	44,144,275	49,978,244
Securities held-to-maturity, at amortized cost (fair value
of $15,179,335 and $18,611,291, respectively)	15,063,090	18,196,627

Loans receivable	465,404,427	440,351,738
Less allowance for loan losses	5,571,830	6,717,956
Net loans	459,832,597	433,633,782

Office property and equipment, net	12,814,863	13,108,654
Federal Home Loan Bank ("FHLB") stock, at cost	5,690,100	5,762,400
Accrued interest receivable	2,537,951	2,293,315
Goodwill	18,417,040	18,417,040
Other assets (note 5)	15,187,123	14,087,122
Total assets	$587,529,081	$586,812,891

Liabilities
Deposits	$413,341,241	$407,562,405
Advances from FHLB and other borrowings	101,102,578	104,564,262
Advance payments by borrowers for taxes and insurance	964,928	953,281
Accrued interest payable	1,463,645	1,311,724
Accrued expenses and other liabilities	2,286,853	2,126,014
Total liabilities	519,159,245	516,517,686

Stockholders' equity
Common stock, $.01 par value, 12,000,000 shares authorized;
4,996,129 and 4,977,029 shares issued at December 31, 2005
and June 30, 2005, respectively	49,961	49,770
Additional paid-in capital	38,035,286	37,761,587
Retained earnings, substantially restricted	56,166,535	55,028,733
Treasury stock, at cost, 1,587,266 and 1,428,826 shares at
December 31, 2005 and June 30, 2005, respectively	(24,907,685)	(21,747,743)
Accumulated other comprehensive income (loss)	(120,293)	158,570
Unearned Employee Stock Ownership Plan ("ESOP")	(849,320)	(913,890)
Unearned Employee Stock Grants	(4,648)	(41,822)
Total stockholders' equity	68,369,836	70,295,205
Total liabilities and stockholders' equity	$587,529,081	$586,812,891

See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months		Six months
	ended December 31,		ended December 31,
	2005	2004	2005	2004
Interest income:
Loans receivable	$7,269,402	$6,244,213	$14,130,848	$12,559,883
Investment securities	723,322	788,914	1,369,440	1,727,284
Other interest-earning assets	18,307	11,205	94,429	19,878
Total interest income	8,011,031	7,044,332	15,594,717	14,307,045

Interest expense:
Deposits	2,511,494	1,626,124	4,788,957	3,335,282
Advances from FHLB and other borrowings	1,144,104	1,157,104	2,275,798	2,334,187
Total interest expense	3,655,598	2,783,228	7,064,755	5,669,469
Net interest income	4,355,433	4,261,104	8,529,962	8,637,576
Provision for losses on loans	510,000	105,000	750,000	865,000
Net interest income after provision for
losses on loans	3,845,433	4,156,104	7,779,962	7,772,576

Noninterest income:
Service charges on deposit accounts	782,030	930,986	1,621,811	1,931,277
Service charges on loans	103,582	133,685	199,539	291,081
Gain on sale of bank branch offices	-	-	-	2,185,284
Gain (loss) on sale of real estate held for development	-	30,000	(241,649)	30,000
Net gain (loss) on sale of securities	202,944	-	202,944	(121,209)
Gain on sale of loans	164,214	184,299	397,968	425,060
Real estate-related activities	161,619	157,401	336,677	343,265
Other income	365,248	425,588	793,172	808,062
Total noninterest income	1,779,637	1,861,959	3,310,462	5,892,820

Noninterest expense:
Compensation and benefits (note 7)	2,485,576	2,652,029	4,977,537	5,195,927
Office property and equipment	707,573	606,752	1,408,833	1,237,929
Data processing expense	120,208	108,274	243,213	233,530
Advertising	100,366	99,789	245,509	181,123
Other expense	846,383	1,135,322	1,681,230	2,107,264
Total noninterest expense	4,260,106	4,602,166	8,556,322	8,955,773

Income before income taxes	1,364,964	1,415,897	2,534,102	4,709,623
Income taxes	367,000	430,000	711,000	1,567,000
Net income	$997,964	$985,897	$1,823,102	$3,142,623

Earnings per share: (note 4)
Basic earnings per share	$0.29	$0.28	$0.53	$0.87
Diluted earnings per share	$0.29	$0.27	$0.52	$0.85

Dividends declared per share	$0.10	$0.10	$0.20	$0.20

See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Six months ended December 31,
	2005	2004
Capital Stock
Beginning of year balance	$49,770	$49,393
Stock options exercised: 19,100 and 29,967 shares for the six
months ended December 31, 2005 and 2004, respectively	191	299
End of period balance	49,961	49,692

Additional paid-in capital
Beginning of year balance	37,761,587	37,086,235
Stock options exercised	212,359	277,595
Employee stock grants awarded	-	133,755
Stock appreciation of allocated ESOP shares	61,340	83,149
End of period balance	38,035,286	37,580,734

Retained earnings, substantially restricted
Beginning of year balance	55,028,733	52,240,273
Net earnings	1,823,102	3,142,623
Dividends paid on common stock	(685,300)	(719,891)
End of period balance	56,166,535	54,663,005

Treasury stock, at cost
Beginning of year balance	(21,747,743)	(16,519,093)
Employee stock grants awarded (forfeited), net	-	83,250
Treasury stock purchased	(3,159,942)	(2,962,088)
End of period balance	(24,907,685)	(19,397,931)

Accumulated other comprehensive income (loss)
Beginning of year balance	158,570	(329,644)
Net change in unrealized gains (losses) on securities
available-for-sale, net of tax expense	(151,617)	394,536
Less: reclassification adjustment for net realized gains (losses )
included in net income, net of tax expense	127,246	(75,998)
End of period balance	(120,293)	140,890

Unearned ESOP shares
Beginning of year balance	(913,890)	(1,044,710)
ESOP shares allocated	64,570	65,240
End of period balance	(849,320)	(979,470)

Unearned employee stock grants
Beginning of year balance	(41,822)	(24,732)
Stock grants forfeited (awarded), net	-	(217,005)
Amortization of employee stock grants	37,174	84,943
End of period balance	(4,648)	(156,794)

Total stockholders' equity	$68,369,836	$71,900,126

See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
Net earnings	$997,964	$985,897	$1,823,102	$3,142,623
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during
the period, net of tax	(70,146)	(109,728)	(151,617)	394,536
Less: reclassification adjustment for net realized gains
(losses) included in net income, net of tax expense	127,246	-	127,246	(75,998)
Other comprehensive income (loss), net of tax	(197,392)	(109,728)	(278,863)	470,534

Comprehensive income	$800,572	$876,169	$1,544,239	$3,613,157

See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended December 31,
Cash flows from operating activities:	2005	2004
Net earnings	$1,823,102	$3,142,623
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loans originated for sale to investors	(28,205,000)	(18,465,000)
Proceeds from sale of loans originated for sale	27,456,507	17,783,080
Provision for losses on loans	750,000	865,000
Depreciation and amortization	819,930	806,103
Net gain on sale of loans	(397,968)	(425,060)
Net (gain) loss on sale of securities available-for-sale	(202,944)	121,209
Net gain on sale of bank branch offices	-	(2,185,284)
Net loss on sale of real estate held for development	241,649	-
Net loan fees deferred	(85,111)	(50,989)
Amortization of premiums and discounts on loans and securities	(78,044)	143,819
(Increase) decrease in accrued interest receivable	(244,636)	(27,353)
(Increase) decrease in other assets	(1,023,598)	(565,238)
Increase (decrease) in accrued interest payable	151,921	(142,675)
Increase (decrease) in accrued expenses and other liabilities	(236,558)	(259,004)
Increase (decrease) in accrued taxes on income	669,414	324,255
Net cash provided by operating activities	1,438,664	1,065,486

Cash flows from investing activities:
Proceeds from maturities of securities held-to-maturity	3,120,521	3,782,445
Proceeds from sale of securities available-for-sale	264,466	30,226,184
Purchase of securities available-for-sale	(9,899,914)	(5,389,323)
Proceeds from maturities of securities available-for-sale	15,057,664	5,401,527
Redemption of Federal Home Loan Bank Stock	72,300	139,000
Loans purchased	(15,296,000)	(15,570,000)
Cash effect of bank branch office sales	-	(9,753,387)
(Increase) decrease in loans receivable	(10,394,483)	2,444,444
Purchase of office property and equipment	(313,754)	(639,872)
Proceeds from sale of foreclosed real estate	142,098	263,739
Proceeds from sale of real estate held for development	487,249	662,917
Net expenditures on real estate held for development	(868,583)	(712,766)
Net cash (used in) provided by investing activities	(17,628,436)	10,854,908

Cash flows from financing activities:
Increase (decrease) in deposits	5,778,836	(11,871,891)
Proceeds from FHLB advances and other borrowings	5,538,316	2,006,144
Repayment of FHLB advances and other borrowings	(9,000,000)	(5,000,000)
Net increase (decrease) in advances from borrowers for taxes and insurance	11,647	(206,631)
Issuance of common stock, net	212,550	277,895
Repurchase of common stock	(3,159,942)	(2,962,088)
Cash dividends paid	(685,300)	(719,891)
Net cash used in financing activities	(1,303,893)	(18,476,462)
Net decrease in cash and cash equivalents	(17,493,665)	(6,556,068)
Cash and cash equivalents at beginning of period	31,335,707	20,459,727
Cash and cash equivalents at end of period	$13,842,042	$13,903,659

Supplemental disclosures:
Cash paid during the period for interest	$6,912,834	$5,937,060
Cash (refunded) paid during the period for income taxes	$(7,414)	$1,242,745

See notes to condensed consolidated financial statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of presentation

The condensed consolidated balance sheet information for June 30, 2005 was derived from the audited Consolidated Balance Sheets of First Federal Bankshares, Inc. (the “Company”) at June 30, 2005. The condensed consolidated financial statements as of and for the three months and six months ended December 31, 2005 and 2004 are unaudited.

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

Critical Accounting Policies. The Company’s critical accounting policies relate to the allowance for loan losses and goodwill. With regard to the Company’s critical accounting policy related to the allowance for loan losses, the Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans. Management establishes the allowance for loan losses through a process that begins with estimates of probable loss inherent in the portfolio based on various statistical analyses. These analyses consider historical and projected default rates and loss severities; internal risk ratings; and geographic, industry and other environmental factors. In establishing the allowance for loan losses, management also considers the Company’s current business strategy and credit processes, including compliance with established guidelines for credit limits, credit approvals, loan underwriting criteria and loan workout procedures. The policy of the Company is to segment the allowance to correspond to the various types of loans in the loan portfolio according to the underlying collateral, which corresponds to the respective levels of quantified and inherent risk. The initial assessment takes into consideration non-performing loans and the valuation of the collateral supporting each loan. Non-performing loans are risk-rated generally on a case-by-case basis based on qualitative and quantitative factors that include, but are not limited to, collateral type and estimated value, financial statement analysis, specific economic factors, cash flow analysis, delinquency history and loan workout situations and progress. Based upon this analysis, a quantified risk factor is assigned to each non-performing loan. This results in an allocation to the overall allowance for the corresponding type and severity of each non-performing loan.

Performing loans are also reviewed by collateral type, with similar risk factors being assigned. These risk factors take into consideration, among other matters, the borrower’s ability to pay and the Company’s past loan loss experience with each type of loan. The assigned risk factors result in allocations to the allowance corresponding to the risk-rated portfolio of performing loans.

In order to determine its overall adequacy, the allowance for loan losses is reviewed by management on a monthly basis. This evaluation involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about uncertain matters.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary, based on changes in economic and local market conditions beyond management’s control. In addition, various regulatory agencies periodically review the Company’s loan loss allowance as an integral part of the examination process. Accordingly, the Company may be required to take certain charge-offs and/or recognize additions to the allowance based on the judgment of regulators as determined by information provided to them during their examinations.

With regard to the Company’s critical accounting policy relating to goodwill, goodwill is evaluated by management for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company’s critical accounting policies and their application are periodically reviewed by the Audit Committee and the full Board of Directors.

2. Organization

The Company is the holding company for First Federal Bank (the “Bank”). The Company owns 100% of the Bank’s common stock. Currently, the Company engages in no other significant activities beyond its ownership of the Bank’s common stock.

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

4. Earnings per share

The following information was used in the computation of net earnings per common share on both a basic and diluted basis for the periods presented.

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004

Basic EPS computation:
Net earnings	$997,964	$985,897	$1,823,102	$3,142,623

Weighted average common shares outstanding	3,408,742	3,567,109	3,427,934	3,610,183

Basic EPS	$0.29	$0.28	$0.53	$0.87

Diluted EPS computation:
Net earnings	$997,964	$985,897	$1,823,102	$3,142,623

Weighted average common shares outstanding	3,408,742	3,567,109	3,427,934	3,610,183
Incremental option and RRP shares using
treasury stock method	50,828	73,642	50,928	79,952
Diluted shares outstanding	3,459,570	3,640,751	3,478,862	3,690,135

Diluted EPS	$0.29	$0.27	$0.52	$0.85

5. Intangible assets

The gross carrying amount of intangible assets subject to amortization and the associated accumulated amortization at December 31, 2005, is presented in the table below. These balances are included in the line item ‘Other assets’ in the Condensed Consolidated Balance Sheets. Amortization expense for intangible assets was $25,804 and $19,172, respectively, for the three months ended December 31, 2005 and 2004; and $52,036 and $37,035, respectively, for the six months ended December 31, 2005 and 2004.

	December 31, 2005
	Gross		Unamortized
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
Intangible assets:
Core deposit premium	$690,140	$543,742	$146,398
Mortgage servicing rights	268,379	80,505	187,874
	$958,519	$624,247	$334,272

	June 30, 2005
	Gross		Unamortized
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
Intangible assets:
Core deposit premium	$690,140	$521,440	$168,700
Mortgage servicing rights	268,379	50,771	217,608
	$958,519	$572,211	$386,308

Projections of amortization expense are based on existing asset balances and the existing interest rate environment as of December 31, 2005. What the Company actually experiences may be significantly different depending upon changes in market interest rates and market conditions. The following table shows the estimated future amortization expense for amortizing intangible assets for the periods indicated:

	Core Deposit	Mortgage
	Premium	Servicing Rights	Total

Six months ending June 30, 2006	$22,302	$35,106	$57,408
Year ending June 30, 2007	44,604	50,947	95,551
Year ending June 30, 2008	44,604	37,814	82,418
Year ending June 30, 2009	34,888	27,213	62,101
Year ending June 30, 2010	-	18,828	18,828
Year ending June 30, 2011	-	12,432	12,432
Thereafter	-	5,534	5,534
Total estimated amortization expense	$146,398	$187,874	$334,272

6. Dividends

On October 27, 2005 the Company declared a cash dividend on its common stock, payable on November 30, 2005 to stockholders of record as of November 16, 2005 equal to $0.10 per share. Excluding dividends on unallocated Employee Stock Ownership Plan (“ESOP”) shares, dividends totaling $340,225 were paid to stockholders on November 30, 2005.

7. Stock Options

At December 31, 2005, the Company had two stock-based employee compensation plans, which are described more fully in Note 11 of the Company’s 2005 Annual Report to Stockholders. The Company adopted Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS123(R)”) which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, effective July 1, 2005. SFAS123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Upon adoption, the Company used the prospective transition method. The prospective method requires that compensation expense be recorded for all non-vested stock options beginning with the first quarter after adoption of SFAS123(R). Stock-based compensation expense for the three months and six months ended December 31, 2005 totaled $4,531 and $23,175, respectively.

Previously, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for these plans. Accordingly, prior to July 1, 2005 no compensation cost had been recognized for its stock options in the condensed consolidated financial statements. Set forth below is a reconciliation of net income and earnings per share information for the three months and six months ended December 31, 2004, as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-based Compensation, to stock-based employee compensation for that period.

	Three months	Six months
	ended December 31, 2004
Net income, as reported	$985,897	$3,142,623
Deduct: Total stock-based compensation expense determined
under the fair value method for all awards, net of tax effects	(18,628)	(27,782)
Pro forma net income	$967,269	$3,114,841

Pro forma basic earnings per share	$0.27	$0.86
Pro forma diluted earnings per share	$0.27	$0.84

The fair value of each outstanding option has been estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the interim periods ended December 31, 2005 and 2004, respectively: dividend yield of 2.22% and 2.44%; expected volatility of 24.54% and 24.26%; risk free interest rate of 4.20% and 4.54%; and expected life of 7.5 years for all periods presented.

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

Overview

Increases in market interest rates as the Federal Reserve Board continued its “measured pace” of interest rate increases resulted in increases in the yield on interest-earning assets and, more significantly, in the cost of interest-bearing liabilities. The Company’s net yield on interest-earning assets decreased by 4 basis points to 3.35% for the three months ended December 31, 2005 from 3.39% for the three months ended December 31, 2004 and also decreased by 3 basis points to 3.29% for the six months ended December 31, 2005 from 3.32% for the six months ended December 31, 2004.

Noninterest income decreased by $2.6 million for the six months ended December 31, 2005 as compared to the six months ended December 31, 2004 primarily due to a branch sale transaction in the prior-year period. In September 2004 the Company sold two branch offices located in Sheldon, Iowa and Orange City, Iowa to another local financial institution. The purchaser assumed deposits of $27.1 million and acquired loans totaling $17.0 million in addition to the branch office buildings and certain furniture and equipment. A pre-tax gain of $2.2 million was recorded as a result of the branch sale. Net of tax effect, the gain on the branch office sale was $1.4 million, or basic and diluted earnings per share of $0.38 and $0.37, respectively.

Noninterest expense decreased by $400,000, or 4.5%, for the six months ended December 31, 2005 as compared to the six months ended December 31, 2004 primarily due to decreases in compensation and benefits expense and other general and administrative expenses. The decrease in compensation and benefits expense was due to a decrease in full-time-equivalent employees partly due to the branch office sales in the prior-year period.

Financial condition

Total assets increased to $587.5 million at December 31, 2005 from $586.8 million at June 30, 2005. Net loans increased by $26.2 million, or 6.0%, to $459.8 million at December 31, 2005 from $433.6 million at June 30, 2005. Decreases in cash and cash equivalents and investment securities that totaled $17.5 million and $9.0 million, respectively, provided funding for the increase in net loans. The increase in net loans was primarily due to an increase of $38.0 million in the balances of multi-family and commercial real estate loans and commercial business loans, partially offset by decreases of $5.2 million and $7.4 million, respectively, in the balances of residential loans and consumer loans. See “Asset quality” for an analysis of the loan portfolio by loan type.

Deposits increased by $5.7 million, or 1.4%, to $413.3 million at December 31, 2005 from $407.6 million at June 30, 2005 primarily due to an increase of $6.4 million in the balance of time deposits. During the six months ended December 31, 2005, the Company increased rates on certain deposit products and offered premium-rate certificates of deposit in order to attract and retain deposit relationships in the generally higher market interest rate environment.

Total stockholders’ equity decreased by $1.9 million, or 2.7%, to $68.4 million at December 31, 2005 from $70.3 million at June 30, 2005. The decrease in stockholders’ equity was primarily due to repurchases of common stock under the Company’s buyback program that totaled $3.2 million during the six months ended December 31, 2005. On December 12, 2005 the Company announced that it had completed its current stock repurchase program pursuant to which 377,000 shares of its common stock had been repurchased at an average price of $21.63. In addition, the Board of Directors authorized a new stock repurchase program pursuant to which the Company intends to repurchase up to 10% of its issued and outstanding shares, or up to 346,000 shares. The Company’s management believes that stock repurchases are an appropriate deployment of a portion of the Company’s capital that enhances shareholder value when the Company’s common stock is repurchased at an appropriate price. In addition, stock repurchase programs may reduce price volatility in the Company’s common stock by alleviating short-term supply and demand imbalances. Partly offsetting the decrease in stockholders’ equity due to stock repurchases were earnings of $1.8 million for the six months ended December 31, 2005. Excluding dividends on unallocated Employee Stock Ownership Plan (“ESOP”) shares, dividends declared and paid during the six months ended December 31, 2005 totaled $685,300.

Asset quality
Non-performing assets increased to $4.2 million, or 0.71% of total assets from $1.8 million, or 0.30% of total assets, at June 30, 2005. The increase in non-performing assets was primarily due to an increase in non-performing loans. During the six months ended December 31, 2005, the Company placed the previously classified loans of two commercial borrowers, with loan balances totaling $4.3 million, on non-accrual status and subsequently charged-off $1.4 million of those balances. Classified assets decreased by $1.5 million, or 14.3%, to $8.9 million at December 31, 2005 from $10.4 million at June 30, 2005. The allowance for loan losses decreased by $1.1 million, or 17.1%, to $5.6 million, or 1.2% of total loans, at December 31, 2005 from $6.7 million, or 1.5% of total loans, at June 30, 2005.

The allowance for loan losses is increased by the provision for loan losses charged to operations and reduced by net charge-offs. See Note 1. Basis of Presentation in the Notes to Condensed Consolidated Financial Statements for further discussion regarding the Company’s critical policies related to the allowance for loan losses.

Based on relevant and presently available information, management believes that the current allowance for loan losses is adequate. Following are tables presenting
(a) an analysis of the loan portfolio; (b) a summary of the allowance for loan losses; and (c) non-performing asset balances.

(a) Analysis of the loan portfolio by loan type on the dates indicated

	December 31, 2005		June 30, 2005
	Amount	%	Amount	%
	(Dollars in Thousands)
One- to four-family residential (1)	$139,013	30.23%	$144,238	33.26%
Multi-family residential (1)	52,481	11.41%	46,070	10.62%
Commercial real estate (1)	156,482	34.03%	133,626	30.82%
Commercial business loans	46,243	10.06%	37,485	8.64%
Home equity & second mortgage loans	32,518	7.07%	32,134	7.41%
Other non-mortgage loans (2)	38,857	8.45%	46,649	10.76%
Total loans	$465,594	101.25%	$440,202	101.51%

Less:
Allowance for loan losses	5,572	1.21%	6,718	1.55%
Unearned income net of unamortized premium	189	0.04%	(150)	-0.04%
Total loans, net	$459,833	100.00%	$433,634	100.00%

    (1)  Includes construction loans.
    (2)  Includes other secured and unsecured non-mortgage loans to consumers.

(b) Summary of the allowance for loan losses

	For the three months ended		For the six months ended
	December 31,		December 31,
	2005	2004	2005	2004

Balance at beginning of period	$6,723,332	$5,022,585	$6,717,956	$4,316,286
Provision for loan losses	510,000	105,000	750,000	865,000
Charge-offs	(1,683,970)	(217,602)	(1,947,005)	(300,183)
Recoveries	22,468	14,728	50,879	43,608
Balance at end of period	$5,571,830	$4,924,711	$5,571,830	$4,924,711

(c) Non-performing assets

	December 31, 2005	June 30, 2005
Loans accounted for on a non-accrual basis:	(Dollars in Thousands)
One- to four-family residential	$297	$496
Commercial real estate	280	143
Commercial business	2,548	227
Consumer	245	301
Total	3,370	1,167

Loans accounted for on an accrual basis (1)(2):
One- to four-family residential	252	468
Multi-family residential	254	-
Total	506	468
Total non-performing loans	3,876	1,635
Other non-performing assets (3) (4)	295	142
Total non-performing assets	$4,171	$1,777
Restructured loans not included in
other non-performing categories above	$3,463	$7,517

Non-performing loans as a percentage of total loans	0.83%	0.37%
Non-performing assets as a percentage of total assets	0.71%	0.30%

(1)	Includes loans 90 days or more contractually delinquent.
(2)	Delinquent FHA/VA guaranteed loans and delinquent loans with past due interest that, in the opinion of management, is collectible, are not placed on non-accrual status.
(3)
Represents the net book value of real property acquired by the Company through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is carried at the lower of cost or fair market value less estimated costs of disposition. The total carrying amount was $189,000 and $69,000, respectively, at December 31 and June 30, 2005.

(4)
Includes repossessed automobiles, boats and trailers carried at the lower of cost or fair market value less estimated disposal costs. The total carrying amount was $106,000 and $73,000, respectively, at December 31 and June 30, 2005.

Capital

The Office of Thrift Supervision (the “OTS”) requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of December 31, 2005, the Bank was in compliance with all regulatory capital requirements. The Bank's actual and required capital amounts and ratios as of December 31, 2005 and June 30, 2005 were as follows:

	December 31, 2005
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Tangible capital	$47,617	8.39%	$8,514	1.50%	$-	-%
Tier 1 leverage (core)	47,617	8.39	22,703	4.00	28,379	5.00
Tier 1 risk-based capital	47,617	10.60	17,973	4.00	26,959	6.00
Risk-based capital	53,189	11.84	35,945	8.00	44,932	10.00

	June 30, 2005
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Tangible capital	$47,468	8.38%	$8,501	1.50%	$-	-%
Tier 1 leverage (core)	47,468	8.38	22,670	4.00	28,338	5.00
Tier 1 risk-based capital	47,468	10.98	17,289	4.00	25,934	6.00
Risk-based capital	52,887	12.24	34,579	8.00	43,223	10.00

Liquidity

The Company is required by OTS regulation to maintain sufficient liquidity to assure its safe and sound operation. Liquid assets include cash, certain time deposits, banker’s acceptances and specified United States government, state or federal agency obligations. The Company adjusts its liquid assets in order to meet funding needs for deposit outflows, payment of real estate taxes from escrowed funds, when applicable, loan commitments and capital strategies. The Company also adjusts liquidity as appropriate to meet its asset/liability objectives.

Comparison of the results of operations for the three months ended December 31, 2005 and 2004

General. Net earnings for the three months ended December 31, 2005 totaled $998,000, or basic and diluted earnings per share of $0.29 each. Net earnings for the three months ended December 31, 2004 totaled $986,000, or basic and diluted earnings per share of $0.28 and $0.27, respectively.

Interest Income. Interest income increased by $967,000, or 13.7%, to $8.0 million for the three months ended December 31, 2005 from $7.0 million for the three months ended December 31, 2004 primarily due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased by 56 basis points to 6.08% for the three months ended December 31, 2005 from 5.52% for the three months ended December 31, 2004 due to increases in overall market interest rates resulting from the series of interest rate increases to short-term rates implemented by the Federal Reserve Board since June 2004. Also contributing to the increase in interest income was an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by $16.1 million, or 3.2%, to $527.0 million for the three months ended December 31, 2005 from $510.9 million for the three months ended December 31, 2004.

The increase in interest income was primarily due to an increase in interest income on loans. Interest income on loans increased by $1.1 million, or 16.4%, to $7.3 million for the three months ended December 31, 2005 from $6.2 million for the three months ended December 31, 2004. The increase in interest income on loans was primarily due to an increase in the average yield on loans. The average yield on loans increased by 49 basis points to 6.31% for the three months ended December 31, 2005 from 5.82% for the three months ended December 31, 2004 primarily due to new loan production and the repricing of adjustable rate loans, particularly commercial loans tied to current rate indices, in the higher market interest rate environment in 2005 as compared to 2004. In addition, the average balance of loans increased by $31.4 million, or 7.4%, to $457.1 million for the three months ended December 31, 2005 from $425.7 million for the three months ended December 31, 2004.

Partially offsetting the increase in interest income on loans was a decrease in interest income on investment securities. Interest income on investment securities decreased by $66,000, or 8.3%, to $723,000 for the three months ended December 31, 2005 from $789,000 for the three months ended December 31, 2004. The decrease in interest income on investment securities was primarily due to a decrease in the average balance of such securities. The average balance of investment securities decreased by $14.5 million, or 17.6%, to $68.1 million for the three months ended December 31, 2005 from $82.6 million for the three months ended December 31, 2004 as the Company funded the increase in loans receivable with maturities and principal payments from its investment securities portfolio. The average tax-equivalent yield on investment securities increased by 47 basis points to 4.58% for the three months ended December 31, 2005 from 4.11% for the three months ended December 31, 2004 in the generally higher interest rate environment during 2005 as compared to 2004.

Interest Expense. Interest expense increased by $872,000, or 31.3%, to $3.7 million for the three months ended December 31, 2005 from $2.8 million for the three months ended December 31, 2004 primarily due to an increase in the cost of interest-bearing deposits due to increases in market interest rates as the Federal Reserve continued its “measured pace” of short-term interest rate increases.

Interest on deposits increased by $885,000, or 54.5%, to $2.5 million for the three months ended December 31, 2005 from $1.6 million for the three months ended December 31, 2004 primarily due to an increase in the cost of deposits. The average cost of deposits increased by 91 basis points to 2.76% for the three months ended December 31, 2005 from 1.85% for the three months ended December 31, 2004 as the Company increased rates on certain deposit products and offered premium-rate certificates of deposit in order to attract and retain deposits in the increasing market interest rate environment.
The average balance of interest-bearing deposits increased by $12.7 million, or 3.6%, to $360.8 million for the three months ended December 31, 2005 from $348.1 million for the three months ended December 31, 2004 primarily due to increases in the balance of time certificates of deposit.

Interest on FHLB advances and other borrowings totaled $1.1 million and $1.2 million, respectively, for the three months ended December 31, 2005 and 2004 primarily due to a decrease in the average balance of borrowings. The average balance of borrowings decreased by $3.0 million, or 2.8%, to $102.6 million for the three months ended December 31, 2005 from $105.6 million for the three months ended December 31, 2004. The average cost of borrowings increased to 4.42% for the three months ended December 31, 2005 from 4.35% for the three months ended December 31, 2004.

Net Interest Income. Net interest income before provision for losses on loans increased by $94,000, or 2.2%, to $4.4 million for the three months ended December 31, 2005 from $4.3 million for the three months ended December 31, 2004. The increase in net interest income was primarily due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by $16.1 million for the three months ended December 31, 2005 while the average balance of interest-bearing liabilities increased by only $9.7 million. Partly offsetting the increase in net interest income due to the increase in the average balance of interest-earning assets was a decrease in the net yield on interest-earning assets. The Company’s average net yield on interest-earning assets decreased by 4 basis points to 3.35% for the three months ended December 31, 2005 from 3.39% for the three months ended December 31, 2004 as the cost of interest-bearing liabilities increased more rapidly than the yield on interest-earning assets.

Provision for Losses on Loans. Provision for losses on loans increased to $510,000 for the three months ended December 31, 2005 from $105,000 for the three months ended December 31, 2004 partially due to management’s periodic evaluation of the estimated net realizable value or fair value of underlying collateral on certain classified loans as of December 31, 2005. In addition, an increase of $14.6 million in outstanding loan balances at December 31, 2005 as compared to September 30, 2005 resulted in additional loss allowances for non-classified loans under the Company’s periodic method of establishing and evaluating its loan loss allowances. For more information on asset quality see “Asset quality” in Management’s Discussion and Analysis of Financial Condition.

Noninterest Income. Noninterest income decreased by $82,000, or 4.4%, to $1.8 million for the three months ended December 31, 2005 from $1.9 million for the three months ended December 31, 2004. Service charges on deposit accounts and loans decreased by $149,000 and $30,000, respectively, and income from the sale of non-insured products decreased by $72,000 for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. These decreases were partly offset by a gain on the sale of securities for the three months ended December 31, 2005 that totaled $203,000. The decrease in service charges on deposit accounts was primarily due to a decrease in transaction accounts subject to such service charges that resulted partly from bank branch office sales that occurred in September 2004. The branch office sales are discussed further in the comparison of the results of operations for the six months ended December 31, 2005 and 2004.

Noninterest expense. Noninterest expense decreased by $342,000, or 7.4%, to $4.3 million for the three months ended December 31, 2005 from $4.6 million for the three months ended December 31, 2004. Compensation and benefits expense decreased by $166,000, or 6.3%, as the number of full-time-equivalent employees decreased by 10, or 5.0%, to 189 at December 31, 2005 from 199 at December 31, 2004. Other general and administrative expenses decreased by $289,000, or 25.5%, for the three months ended December 31, 2005 as compared to the prior-year period as the Company implemented cost control measures in line with its business plan objectives. In addition, other noninterest expense for the prior-year period ended December 31, 2004 was higher due to a loss on real estate owned totaling $94,000 and a charge of $68,000 for a credit life insurance settlement. The decreases in other general and administrative expenses were partially offset by increases in office property and equipment expense and data processing expense. Office property and equipment expense increased by $101,000, or 16.6%, for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004 largely due to the addition of a new branch office in March 2005 and to an increase in software expense for automation initiatives. Data processing expense increased by $12,000, or 11.0%, for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004 primarily due to increases in software amortization expense in the current fiscal year period.

Net income and income tax expense. Income before income taxes totaled $1.4 million for each of the three months ended December 31, 2005 and 2004. Income tax expense totaled $367,000, or an effective tax rate of 26.9%, and $430,000, or an effective tax rate of 30.4%, respectively, for the three months ended December 31, 2005 and 2004. The effective tax rate decreased for the current-year period primarily because tax-exempt income comprised a larger percentage of pre-tax income for the three months ended December 31, 2005 than for the three months ended December 31, 2004. The increase in tax-exempt income was due to an increase in the balance of tax-exempt loans and the resulting increase in tax-exempt interest income during the current-year period.

Comparison of the results of operations for the six months ended December 31, 2005 and 2004

General. Net earnings for the six months ended December 31, 2005 totaled $1.8 million, or basic and diluted earnings per share of $0.53 and $0.52, respectively. Net earnings for the six months ended December 31, 2004 totaled $3.1 million, or basic and diluted earnings per share of $0.87 and $0.85, respectively. During the prior-year period a gain of $1.4 million, net of tax effect, or basic and diluted earnings per share of $0.38 and $0.37, respectively, from the sale of two bank branch offices favorably impacted the Company’s net earnings.

Interest Income. Interest income increased by $1.3 million, or 9.0%, to $15.6 million for the six months ended December 31, 2005 from $14.3 million for the six months ended December 31, 2004 primarily due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased by 50 basis points to 5.92% for the six months ended December 31, 2005 from 5.52% for the six months ended December 31, 2004 due to increases in market interest rates resulting from the series of short-term interest rate increases implemented by the Federal Reserve Board since June 2004. Also contributing to the increase in interest income was a change in the mix of interest-earning assets. During the six months ended December 31, 2005, the average balance of loans increased to 85.6% of average interest-earning assets from 81.2% of average interest-earning assets for the six months ended December 31, 2004. Conversely, the average balance of investment securities and other short-term investments decreased to 14.4% of average interest-earning assets for the six months ended December 31, 2005 from 18.8% of average interest-earning assets for the six months ended December 31, 2004. The generally higher yields on loans as compared to yields on investment securities and other short-term investments resulted in an increase in the weighted average yield on total interest-earning assets for the current-year period.

The increase in interest income was primarily due to an increase in interest income on loans. Interest income on loans increased by $1.5 million, or 12.5%, to $14.1 million for the six months ended December 31, 2005 from $12.6 million for the six months ended December 31, 2004. The increase in interest income on loans was due to an increase in the average yield on loans and also to an increase in the average balance of loans. The average yield on loans increased by 40 basis points to 6.21% for the six months ended December 31, 2005 from 5.81% for the six months ended December 31, 2004 primarily due to commercial real estate and commercial business loan production and the repricing of adjustable rate loans, particularly commercial loans tied to current rate indices, in the higher market interest rate environment in 2005 as compared to 2004. The average balance of loans increased by $22.3 million, or 5.2%, to $451.1 million for the six months ended December 31, 2005 from $428.8 million for the six months ended December 31, 2004.

Partially offsetting the increase in interest income on loans was a decrease in interest income on investment securities. Interest income on investment securities decreased by $358,000, or 20.7%, to $1.4 million for the six months ended December 31, 2005 from $1.7 million for the six months ended December 31, 2004. The decrease in interest income on investment securities was primarily due to a decrease in the average balance of such securities. The average balance of investment securities decreased by $26.7 million, or 27.5%, to $70.2 million for the six months ended December 31, 2005 from

$96.9 million for the six months ended December 31, 2004 as the Company funded the increase in loans receivable with maturities and principal payments from its investment securities portfolio. The average tax-equivalent yield on investment securities increased by 44 basis points to 4.24% for the six months ended December 31, 2005 from 3.80% for the six months ended December 31, 2004 in the generally higher interest rate environment during 2005 as compared to 2004.

Interest Expense. Interest expense increased by $1.4 million, or 24.6%, to $7.1 million for the six months ended December 31, 2005 from $5.7 million for the six months ended December 31, 2004 primarily due to an increase in the cost of interest-bearing deposits due to increases in market interest rates as the Federal Reserve continued its “measured pace” of short-term interest rate increases.

Interest on deposits increased by $1.5 million, or 43.6%, to $4.8 million for the six months ended December 31, 2005 from $3.3 million for the six months ended December 31, 2004 primarily due to an increase in the cost of deposits. The average cost of deposits increased by 81 basis points to 2.63% for the six months ended December 31, 2005 from 1.82% for the six months ended December 31, 2004 as the Company increased rates on certain deposit products and offered premium-rate certificates of deposit in order to attract and retain deposits in the increasing market interest rate environment.

Interest on FHLB advances and other borrowings totaled $2.3 million for each of the six months ended December 31, 2005 and 2004. The average balance of borrowings decreased by $5.3 million, or 4.9%, to $102.7 million for the six months ended December 31, 2005 from $108.0 million for the six months ended December 31, 2004 while the average cost of borrowings increased to 4.40% for the six months ended December 31, 2005 from 4.29% for the six months ended December 31, 2004.

Net Interest Income. Net interest income before provision for losses on loans decreased by $108,000, or 1.3%, to $8.5 million for the six months ended December 31, 2005 from $8.6 million for the six months ended December 31, 2004. The decrease in net interest income was primarily due to a decrease in the interest rate spread as the cost of interest-bearing liabilities increased more rapidly than the yield on interest-earning assets. The cost of interest-bearing liabilities increased by 64 basis points to 3.02% for the six months ended December 31, 2005 from 2.38% for the six months ended December 31, 2004 while the yield on interest-earning assets increased by 50 basis points to 5.92% for the six months ended December 31, 2005 from 5.42% for the six months ended December 31, 2004. In addition, the Company’s average net yield on interest-earning assets decreased by 3 basis points to 3.29% for the six months ended December 31, 2005 from 3.32% for the six months ended December 31, 2004 as the cost of interest-bearing liabilities increased more rapidly than the yield on interest-earning assets.

Provision for Losses on Loans. Provision for losses on loans decreased by $115,000, or 13.3%, to $750,000 for the six months ended December 31, 2005 from $865,000 for the six months ended December 31, 2004. For more information on asset quality see “Asset quality” in Management’s Discussion and Analysis of Financial Condition.

Noninterest Income. Noninterest income decreased by $2.6 million, or 43.8%, to $3.3 million for the six months ended December 31, 2005 from $5.9 million for the six months ended December 31, 2004. The decrease in noninterest income was primarily due to the prior-year pre-tax gain of $2.2 million on the sale of two northwest Iowa branch offices that was completed in September 2004. The purchaser assumed deposits of $27.1 million and acquired loans totaling $17.0 million in addition to the buildings and certain equipment. Net of tax effect, the gain on the branch office sale was $1.4 million, or basic and diluted earnings per share of $0.38 and $0.37, respectively.  Service charges on deposit accounts decreased by $309,000 for the six months ended December 31, 2005 as compared to the six months ended December 31, 2004 largely due to the Company’s decreased number of deposit accounts after the branch office sale. Service charges on loans decreased by $92,000 for the six months ended December 31, 2005 as compared to the six months ended December 31, 2004 primarily due to a decrease in prepayment penalty fees as refinancing activity slowed due to the increase in market interest rates. Non-interest income also decreased due to a loss on real estate development. During the six months ended December 31, 2005 the Company’s real estate development subsidiary completed a development project and recorded a loss of $242,000 for the six-month period while a gain of $30,000 on sale of real estate held for development was recorded for the prior-year period. Partly offsetting the decreases in noninterest income was a gain on the sale of securities for the six months ended December 31, 2005 that totaled $203,000 as compared to a loss on the sale of investment securities of $121,000 for the six months ended December 31, 2004.

Noninterest expense. Noninterest expense decreased by $399,000, or 4.5%, to $8.6 million for the six months ended December 31, 2005 from $9.0 million for the six months ended December 31, 2004. Compensation and benefits expense decreased by $218,000, or 4.2%, as the number of full-time-equivalent employees decreased by 10, or 5.0%, to 189 at December 31, 2005 from 199 at December 31, 2004. Other noninterest expenses decreased by $426,000, or 20.2%, for the six months ended December 31, 2005 as compared to the prior-year period as the Company implemented cost control measures in line with its business plan objectives. Consulting expenses decreased by $103,000 for the six months ended December 31, 2005 as compared to the six months ended December 31, 2004 primarily due to a $70,000 decrease in fees to a third-party vendor for support services related to retail deposit account programs. The contract with this vendor expired in November 2004 and was not renewed. In addition, other noninterest expense for the prior-year period ended December 31, 2004 was higher due to a loss on real estate owned totaling $94,000 and a charge of $68,000 for a credit life insurance settlement. Other decreases in other noninterest expenses included decreases in fraud losses and repossession and collection expenses for the six months ended December 31, 2005 as compared to the same period in 2004. The decreases in noninterest expenses were partially offset by increases in office property and equipment expense and advertising expense. Office property and equipment expense increased by $171,000, or 13.8%, for the six months ended December 31, 2005 as compared to the six months ended December 31, 2004 largely due to the addition of a new branch office in March 2005 and to an increase in software expense for automation initiatives. Advertising expense increased by $64,000, or 35.6%, for the six months ended December 31, 2005 as compared to the same period of the prior year as the Company aggressively promoted its retail and commercial-relationship products.

Net income and income tax expense. Income before income taxes decreased by $2.2 million to $2.5 million for the six months ended December 31, 2005 from $4.7 million for the six months ended December 31, 2004 primarily due to the decrease in noninterest income between the two periods as a result of the bank branch office sales previously mentioned in the discussion of noninterest income. Income tax expense totaled $711,000, or an effective tax rate of 28.1%, and $1.6 million, or an effective tax rate of 33.3%, respectively, for the six months ended December 31, 2005 and 2004. The effective tax rate decreased for the current-year period primarily because tax-exempt income comprised a larger percentage of pre-tax income for the six months ended December 31, 2005 than for the six months ended December 31, 2004. The increase in tax-exempt income was due to an increase in the balance of tax-exempt loans and the resulting increase in tax-exempt interest income during the current-year period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company’s market risk is primarily comprised of interest rate risk resulting from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates might adversely affect the Company’s net interest income or the economic value of its portfolio of assets, liabilities and off-balance-sheet contracts. Management continually develops and applies strategies to mitigate this risk. The Company primarily relies on the OTS Net Portfolio Value Model (the “Model”) to measure its susceptibility to interest rate changes. For various assumed hypothetical changes in market interest rates, the Model estimates the current economic value of each type of asset, liability and off-

balance-sheet contract. The present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts results in a net portfolio value (“NPV”) estimate. An analysis of the changes in NPV in the event of hypothetical changes in interest rates is presented in the Form 10-K filed by the Company for the fiscal year ended June 30, 2005. The Company’s NPV ratio after a 200 basis point rate-shock was 8.86% and 8.94%, respectively, at June 30, 2005 and September 30, 2005, as measured by the Model. As of both dates, the Company’s interest rate risk, as measured by the Model, was within the Company’s Asset Liability Policy guidelines and the OTS “level of risk” was reported as “minimal”. Management does not believe that the Company’s primary market risk exposures and how those exposures were managed during the three months ended December 31, 2005 have changed significantly when compared to the immediately preceding quarter ended September 30, 2005. However, the Company’s primary market risk exposure has not yet been quantified at December 31, 2005, and the complexity of the Model makes it difficult to accurately predict results.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s second fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, there have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended December 31, 2005.

The following table presents a summary of the Company’s share repurchases during the quarter ended December 31, 2005.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet be Purchased Under the Program (2)
October 1 through October 31, 2005	none	-	none	81,000
November 1 through November 30, 2005	81,227	$19.89	81,000	none
December 1 through December 31, 2005	75,505	$20.02	75,505	270,495

Item 4.Submission of Matters to a Vote of Security Holders

    The Company convened its 2005 Annual Meeting of Stockholders on October 27, 2005. At the meeting, the stockholders of the Company considered and voted on the following proposals:

Ballot No. 1. The election of Arlene T. Curry, Gary L. Evans and Allen J. Johnson, each to serve as a director for a term of three years and until his or her successor has been elected and qualified.

The results of Ballot No. 1 were as follows:

	For	Withheld
Arlene T. Curry	2,797,409	163,851
Gary L. Evans	2,797,318	163,942
Allen J. Johnson	2,800,527	160,733

Ballot No. 2. The ratification of the appointment of McGladrey & Pullen, LLP as the independent registered public accounting firm of the Company for the fiscal year ending June 30, 2006.

The results of Ballot No. 2 were as follows:

	For	Against	Abstain
Number of Votes	2,789,672	161,939	9,649
Percentage of total shares
voted at the Annual Meeting	94.2%	5.5%	0.3%

Item 6.Exhibits
(a)      Exhibits

Exhibit 10        First Amendment to the First Federal Bankshares, Inc. Amended and Restated 1999  Stock Option Plan

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

FIRST FEDERAL BANKSHARES, INC.

DATE: February 8, 2006	BY:	/s/ Michael W. Dosland
Michael W. Dosland
President and Chief Executive Officer

DATE: February 8, 2006	BY:	/s/ Katherine A. Bousquet
Katherine A. Bousquet
Vice President, Treasurer and
Interim Chief Financial Officer