Form 10-Q/A
period 2005-12-31
FIRST FEDERAL BANKSHARES INC
filed 2006-02-15
CIK 1075348

February 14, 2006

RE: 10Q/A explanation

This letter serves as an explanation for this 10Q/A filing. The original 10Q was filed on February 9, 2006—accepted accession #: 0000914317-06-000494 The EDGAR filing agent, inadvertently selected “YES” on the cover sheet, noting that our company was a shell company. The “NO” box should have been selected. Attached is the correct cover sheet along with the original signature page.

329 PIERCE STREET, PO BOX 897, SIOUX CITY, IOWA 51102 x 712-277-0200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
AMENDMENT NO. 1

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).                                          ☐Yes   No ☒
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