Form 10-Q
period 2006-03-31
FIRST FEDERAL BANKSHARES INC
filed 2006-05-10
CIK 1075348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

                                       or

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

                                                                  |X| Yes |_| No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One)

Large accelerated filer [ ]   Accelerated filer [X]    Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                                                                  |_| Yes |X| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding at May 5, 2006
                -----                       --------------------------
    (Common Stock, $.01 par value)                 3,376,109

                         FIRST FEDERAL BANKSHARES, INC.

                                      INDEX

                                                                            Page
Part I.  Financial Information
   Item 1.     Financial Statements of First Federal Bankshares, Inc.
                      and Subsidiaries                                         1

               Condensed Consolidated Balance Sheets at                        1

                      March 31, 2006 and June 30, 2005
               Condensed Consolidated Statements of Operations
                      for the three- and nine-month periods ended
                      March 31, 2006 and 2005                                  2

               Condensed Consolidated Statements of Changes in
                      Stockholders' Equity for the nine-month periods
                      ended March 31, 2006 and 2005                            3

               Condensed Consolidated Statements of Comprehensive
                      Income for the three- and nine-month periods ended
                      March 31, 2006 and 2005                                  4

               Condensed Consolidated Statements of Cash Flows for the
                      nine-month periods ended March 31, 2006 and 2005         5

               Notes to Condensed Consolidated Financial Statements

   Item 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations           10

   Item 3.     Quantitative and Qualitative Disclosures about Market Risk     19


   Item 4.     Controls and Procedures                                        20

Part II.   Other Information                                                  21

   Item 1.     Legal Proceedings                                              21

   Item 1A.  Risk Factors                                                     21

   Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds    21

   Item 3.     Defaults upon Senior Securities                                21

   Item 4.     Submission of Matters to a Vote of Security Holders            21

   Item 5.     Other Information                                              21

   Item 6.     Exhibits                                                       21

               Signatures                                                     22

PART I.  FINANCIAL  INFORMATION
  ITEM 1.  FINANCIAL  STATEMENTS

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                          March 31,        June 30,
                                                                             2006             2005
                                                                        -------------    -------------
Assets
------
Cash and due from banks                                                 $  13,829,185    $  15,102,382
Interest-bearing deposits in other financial institutions                  15,858,828       16,233,325
                                                                        -------------    -------------
        Cash and cash equivalents                                          29,688,013       31,335,707
                                                                        -------------    -------------
Securities available-for-sale, at fair value (amortized cost
   of $39,796,970 and $49,724,675, respectively)                           39,513,634       49,978,244
Securities held-to-maturity, at amortized cost (fair value
   of $14,461,093 and $18,611,291, respectively)                           14,407,548       18,196,627

Loans receivable                                                          468,461,717      440,351,738
Less allowance for loan losses                                              5,530,134        6,717,956
                                                                        -------------    -------------
        Net loans                                                         462,931,583      433,633,782
                                                                        -------------    -------------

Office property and equipment, net                                         12,566,130       13,108,654
Federal Home Loan Bank ("FHLB") stock, at cost                              5,384,100        5,762,400
Accrued interest receivable                                                 2,723,236        2,293,315
Goodwill                                                                   18,417,040       18,417,040
Other assets                                                               15,096,405       14,087,122
                                                                        -------------    -------------
        Total assets                                                    $ 600,727,689    $ 586,812,891
                                                                        =============    =============

Liabilities
-----------
Deposits                                                                $ 431,008,828    $ 407,562,405
Advances from FHLB and other borrowings                                    97,361,328      104,564,262
Advance payments by borrowers for taxes and insurance                         402,141          953,281
Accrued interest payable                                                    1,901,971        1,311,724
Accrued expenses and other liabilities                                      2,127,961        2,126,014
                                                                        -------------    -------------
        Total liabilities                                                 532,802,229      516,517,686
                                                                        -------------    -------------

Stockholders' equity
--------------------
Common stock, $.01 par value, 12,000,000 shares authorized;
   5,006,375 and 4,977,029 shares issued, respectively                         50,064           49,770
Additional paid-in capital                                                 38,191,422       37,761,587
Retained earnings, substantially restricted                                56,599,815       55,028,733
Treasury stock, at cost, 1,632,266 and 1,428,826 shares, respectively     (25,920,685)     (21,747,743)
Accumulated other comprehensive income (loss)                                (177,336)         158,570
Unearned Employee Stock Ownership Plan ("ESOP")                              (817,820)        (913,890)
Unearned Employee Stock Grants                                                     --          (41,822)
                                                                        -------------    -------------
        Total stockholders' equity                                         67,925,460       70,295,205
                                                                        -------------    -------------
        Total liabilities and stockholders' equity                      $ 600,727,689    $ 586,812,891
                                                                        =============    =============

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                     Three months                    Nine months
                                                                    ended March 31,                ended March 31,
                                                              ---------------------------   ----------------------------
                                                                  2006           2005           2006            2005
                                                              ------------   ------------   ------------    ------------
Interest income:
    Loans receivable                                          $  7,497,959   $  6,572,591   $ 21,628,807    $ 19,132,474
    Investment securities                                          691,144        745,924      2,060,584       2,473,208
    Other interest-earning assets                                   74,976         12,797        169,405          32,675
                                                              ------------   ------------   ------------    ------------
    Total interest income                                        8,264,079      7,331,312     23,858,796      21,638,357
                                                              ------------   ------------   ------------    ------------

Interest expense:
    Deposits                                                     2,748,065      1,785,235      7,537,022       5,120,517
    Advances from FHLB and other borrowings                      1,143,565      1,146,222      3,419,363       3,480,409
                                                              ------------   ------------   ------------    ------------
    Total interest expense                                       3,891,630      2,931,457     10,956,385       8,600,926
                                                              ------------   ------------   ------------    ------------
    Net interest income                                          4,372,449      4,399,855     12,902,411      13,037,431
    Provision for losses on loans                                  320,000        130,000      1,070,000         995,000
                                                              ------------   ------------   ------------    ------------
    Net interest income after provision for
    losses on loans                                              4,052,449      4,269,855     11,832,411      12,042,431
                                                              ------------   ------------   ------------    ------------

Noninterest income:
    Service charges on deposit accounts                            696,587        792,805      2,318,398       2,724,082
    Service charges on loans                                        67,815         65,247        267,354         356,328
    Gain on sale of bank branch offices                                 --             --             --       2,185,284
    Gain (loss) on sale of real estate held for development             --         30,000       (241,649)         60,000
    Net gain (loss) on sale of securities                               --             --        202,944        (121,209)
    Gain on sale of loans                                           91,473        121,982        489,441         547,042
    Real estate-related activities                                 172,775        168,294        509,452         511,559
    Other income                                                   393,692        417,239      1,186,864       1,225,301
                                                              ------------   ------------   ------------    ------------
    Total noninterest income                                     1,422,342      1,595,567      4,732,804       7,488,387
                                                              ------------   ------------   ------------    ------------

Noninterest expense:
    Compensation and benefits (note 6)                           2,576,913      2,659,542      7,554,450       7,855,469
    Office property and equipment                                  731,815        655,544      2,140,648       1,893,473
    Data processing expense                                        123,636        126,813        366,849         360,343
    Advertising                                                     95,405        135,547        340,914         316,670
    Other expense                                                  926,289        992,708      2,607,519       3,099,972
                                                              ------------   ------------   ------------    ------------
    Total noninterest expense                                    4,454,058      4,570,154     13,010,380      13,525,927
                                                              ------------   ------------   ------------    ------------

    Income before income taxes                                   1,020,733      1,295,268      3,554,835       6,004,891
    Income taxes                                                   255,000        397,000        966,000       1,964,000
                                                              ------------   ------------   ------------    ------------
    Net income                                                $    765,733   $    898,268   $  2,588,835    $  4,040,891
                                                              ============   ============   ============    ============

Earnings per share:  (note 4)
    Basic earnings per share                                  $       0.23   $       0.25   $       0.76    $       1.13
                                                              ============   ============   ============    ============
    Diluted earnings per share                                $       0.23   $       0.25   $       0.75    $       1.11
                                                              ============   ============   ============    ============

    Dividends declared per share                              $       0.10   $       0.10   $       0.30    $       0.30
                                                              ============   ============   ============    ============

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS
                 OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                                                          Nine months ended March 31,
                                                                             2006            2005
                                                                         ----------------------------
Capital Stock
    Beginning of year balance                                            $     49,770    $     49,393
    Stock options exercised: 30,846 and 37,267 shares, respectively               309             372
    Reclassification due to adoption of SFAS123(R)                                (15)             --
-----------------------------------------------------------------------------------------------------
    End of period balance                                                      50,064          49,765
-----------------------------------------------------------------------------------------------------
Additional paid-in capital
    Beginning of year balance                                              37,761,587      37,086,235
    Stock options exercised                                                   299,127         386,047
    Stock compensation expense                                                 36,942              --
    Employee stock grants awarded                                                  --         124,530
    Stock appreciation of allocated ESOP shares                                97,376         123,423
    Amortization of employee stock grants                                      38,197              --
    Reclassification due to adoption of SFAS123(R)                            (41,807)             --
-----------------------------------------------------------------------------------------------------
End of period balance                                                      38,191,422      37,720,235
-----------------------------------------------------------------------------------------------------

Retained earnings, substantially restricted
    Beginning of year balance                                              55,028,733      52,240,273
    Net income                                                              2,588,835       4,040,891
    Dividends paid on common stock                                         (1,017,753)     (1,072,337)
-----------------------------------------------------------------------------------------------------
End of period balance                                                      56,599,815      55,208,827
-----------------------------------------------------------------------------------------------------

Treasury stock, at cost
    Beginning of year balance                                             (21,747,743)    (16,519,093)
    Employee stock grants awarded (forfeited), net                                 --          77,508
    Treasury stock purchased                                               (4,172,942)     (3,723,838)
-----------------------------------------------------------------------------------------------------
End of period balance                                                     (25,920,685)    (20,165,423)
-----------------------------------------------------------------------------------------------------

Accumulated other comprehensive income (loss)
    Beginning of year balance                                                 158,570        (329,644)
    Net change in unrealized gains (losses) on securities
      available-for-sale, net of tax expense                                 (208,660)        234,497
    Less: reclassification adjustment for net realized gains (losses )
      included in net income, net of tax expense                              127,246         (75,998)
-----------------------------------------------------------------------------------------------------
End of period balance                                                        (177,336)        (19,149)
-----------------------------------------------------------------------------------------------------

Unearned ESOP shares
    Beginning of year balance                                                (913,890)     (1,044,710)
    ESOP shares allocated                                                      96,070          98,130
-----------------------------------------------------------------------------------------------------
End of period balance                                                        (817,820)       (946,580)
-----------------------------------------------------------------------------------------------------

Unearned employee stock grants
    Beginning of year balance                                                 (41,822)        (24,732)
    Stock grants forfeited (awarded), net                                          --        (202,037)
    Amortization of employee stock grants                                          --         133,698
    Reclassification due to adoption of SFAS123(R)                             41,822              --
-----------------------------------------------------------------------------------------------------
End of period balance                                                              --         (93,071)
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
Total stockholders' equity                                               $ 67,925,460    $ 71,754,604
=====================================================================================================

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS
                       OF COMPREHENSIVE INCOME (Unaudited)

                                                                   Three Months Ended             Nine months ended
                                                                        March 31,                     March 31,
                                                               --------------------------    --------------------------
                                                                  2006           2005            2006           2005
                                                               -----------    -----------    -----------    -----------
Net income                                                     $   765,733    $   898,268    $ 2,588,835    $ 4,040,891
Other comprehensive income (loss):
    Unrealized holding gains (losses) arising during
          the period, net of tax                                   (57,043)      (160,039)      (208,660)       234,497
    Less: reclassification adjustment for net realized gains
       (losses) included in net income, net of tax expense              --             --        127,246        (75,998)
                                                               -----------    -----------    -----------    -----------
Other comprehensive income (loss), net of tax                      (57,043)      (160,039)      (335,906)       310,495
                                                               -----------    -----------    -----------    -----------

Comprehensive income                                           $   708,690    $   738,229    $ 2,252,929    $ 4,351,386
                                                               ===========    ===========    ===========    ===========

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                      Nine months ended March 31,
Cash flows from operating activities:                                     2006            2005
                                                                      ------------    ------------
Net income                                                            $  2,588,835    $  4,040,891
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Loans originated for sale to investors                             (28,026,000)    (25,867,000)
    Proceeds from sale of loans originated for sale                     27,587,349      25,263,560
    Provision for losses on loans                                        1,070,000         995,000
    Depreciation and amortization                                        1,208,045       1,230,002
    Stock compensation expense                                              36,942              --
    Net gain on sale of loans                                             (489,441)       (547,042)
    Net (gain) loss on sale of securities available-for-sale              (202,944)        121,209
    Net gain on sale of bank branch offices                                     --      (2,185,284)
    Net (gain) loss on sale of real estate held for development            241,649         (60,000)
    Net loan fees deferred                                                 (83,509)        (68,791)
    Amortization of premiums and discounts on loans and securities        (161,534)        158,370
    Increase in accrued interest receivable                               (429,921)       (254,007)
    Increase in other assets                                              (602,034)       (616,563)
    Increase in accrued interest payable                                   590,247         186,759
    Decrease in accrued expenses and other liabilities                    (318,914)       (458,600)
    Increase in accrued taxes on income                                    592,878         451,802
                                                                      ------------    ------------
Net cash provided by operating activities                                3,601,648       2,390,306
                                                                      ------------    ------------

Cash flows from investing activities:
    Proceeds from maturities of securities held-to-maturity              3,771,408       4,632,196
    Proceeds from sale of securities available-for-sale                    264,466      30,226,184
    Purchase of securities available-for-sale                           (9,859,625)     (5,389,323)
    Proceeds from maturities of securities available-for-sale           19,529,168       7,416,127
    Redemption of Federal Home Loan Bank Stock, net                        378,300         333,700
    Loans purchased                                                    (21,526,000)    (26,071,000)
    Cash effect of bank branch office sales                                     --      (9,753,387)
    (Increase) decrease in loans receivable                             (7,790,049)      7,599,838
    Purchase of office property and equipment                             (359,548)     (1,187,291)
    Proceeds from sale of foreclosed real estate                           260,725       1,124,562
    Proceeds from sale of real estate held for development                 487,249         994,258
    Net expenditures on real estate held for development                (1,206,526)       (992,006)
                                                                      ------------    ------------
Net cash (used in) provided by investing activities                    (16,050,432)      8,933,858
                                                                      ------------    ------------

Cash flows from financing activities:
    Increase (decrease) in deposits                                     23,446,423      (5,296,878)
    Proceeds from FHLB advances and other borrowings                     9,797,066       6,209,233
    Repayment of FHLB advances and other borrowings                    (17,000,000)    (12,000,000)
    Net decrease in advances from borrowers for taxes and insurance       (551,140)       (824,846)
    Issuance of common stock, net                                          299,436         386,420
    Repurchase of common stock                                          (4,172,942)     (3,723,838)
    Cash dividends paid                                                 (1,017,753)     (1,072,337)
                                                                      ------------    ------------
Net cash (used in) provided by financing activities                     10,801,090     (16,322,246)
                                                                      ------------    ------------
Net decrease in cash and cash equivalents                               (1,647,694)     (4,998,082)
Cash and cash equivalents at beginning of period                        31,335,707      18,857,861
                                                                      ------------    ------------
Cash and cash equivalents at end of period                            $ 29,688,013    $ 13,859,779
                                                                      ============    ============

Supplemental disclosures:
    Cash paid during the period for interest                          $ 10,366,138    $  8,539,083
                                                                      ============    ============
    Cash paid during the period for income taxes                      $    353,122    $  1,501,198
                                                                      ============    ============

See notes to condensed consolidated financial statements.

                 FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation
   ---------------------

The condensed consolidated balance sheet information for June 30, 2005 was derived from the audited Consolidated Balance Sheets of First Federal Bankshares, Inc. (the "Company") at June 30, 2005. The condensed consolidated financial statements as of and for the three months and nine months ended March 31, 2006 and 2005 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in year-end financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations.

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

Critical Accounting Policies. The Company's critical accounting policies relate
----------------------------
to the allowance for loan losses and goodwill. With regard to the allowance for loan losses, the Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans. Management establishes the allowance for loan losses through a process that begins with estimates of probable loss inherent in the portfolio based on various statistical analyses. These analyses consider historical and projected default rates and loss severities; internal risk ratings; and geographic, industry and other environmental factors. In establishing the allowance for loan losses, management also considers the Company's current business strategy and credit processes, including compliance with established guidelines for credit limits, credit approvals, loan underwriting criteria and loan workout procedures. The policy of the Company is to segment the allowance to correspond to the various types of loans in the loan portfolio according to the underlying collateral, which corresponds to the respective levels of quantified and inherent risk. The initial assessment takes into consideration non-performing loans and the valuation of the collateral supporting each loan. Non-performing loans are risk-rated generally on a case-by-case basis based on qualitative and quantitative factors that include, but are not limited to, collateral type and estimated value, financial statement analysis, specific economic factors, cash flow analysis, delinquency history and loan workout situations and progress. Based upon this analysis, a quantified risk factor is assigned to each non-performing loan. This results in an allocation to the overall allowance for the corresponding type and severity of each non-performing loan.

Performing loans are also reviewed by collateral type. Risk factors are assigned and take into consideration, among other matters, delinquency rate trends, the Company's past loan loss experience, geographic considerations and current economic conditions that may affect each collateral type. The assigned risk factors result in allocations to the allowance corresponding to the risk-rated portfolio of performing loans.

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

4. Earnings per share
   ------------------

The following information was used in the computation of net earnings per common share on both a basic and diluted basis for the periods presented.

                                                 Three months ended         Nine months ended
                                                      March 31,                 March 31,
                                                  2006         2005         2006         2005
                                               -------------------------------------------------
Basic EPS computation:
  Net income                                   $  765,733   $  898,268   $2,588,835   $4,040,891
  Weighted average common shares outstanding    3,311,516    3,526,364    3,389,694    3,567,590
                                               -------------------------------------------------
        Basic EPS                              $     0.23   $     0.25   $     0.76   $     1.13
                                               =================================================

Diluted EPS computation:
  Net income                                   $  765,733   $  898,268   $2,588,835   $4,040,891
                                               -------------------------------------------------
  Weighted average common shares outstanding    3,311,516    3,526,364    3,389,694    3,567,590
  Incremental option and RRP shares using
    treasury stock method                          48,199       63,635       51,279       74,025
                                               -------------------------------------------------
        Diluted shares outstanding              3,359,715    3,589,999    3,440,973    3,641,615
                                               =================================================
        Diluted EPS                            $     0.23   $     0.25   $     0.75   $     1.11
                                               =================================================

5. Dividends
   ---------

On January 19, 2006 the Company declared a cash dividend on its common stock, payable on February 28, 2006 to stockholders of record as of February 14, 2006 equal to $0.10 per share. Excluding dividends on unallocated Employee Stock Ownership Plan ("ESOP") shares, dividends totaling $332,453 were paid to stockholders on February 28, 2006.

6. Stock Options
   -------------

At March 31, 2006, the Company had two stock-based employee compensation plans, which are described more fully in Note 11 of the Company's 2005 Annual Report to Stockholders. The Company adopted Statement No. 123 (Revised 2004), Share-Based Payment ("SFAS123(R)") which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, effective July 1, 2005. SFAS123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Upon adoption, the Company used the prospective transition method. The prospective method requires that compensation expense be recorded for all non-vested stock options beginning with the first quarter after adoption of SFAS123(R). Stock-based compensation expense for the three months and nine months ended March 31, 2006 totaled $13,767 and $36,942, respectively.

Previously, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for these plans. Accordingly, prior to July 1, 2005 no compensation cost had been recognized for its stock options in the condensed consolidated financial statements. Set forth below is a reconciliation of net income and earnings per share information for the three months and nine months ended March 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-based Compensation, to stock-based employee compensation for that period.

                                                                   Three months   Nine months
                                                                       ended March 31, 2005
                                                                   --------------------------
Net income, as reported                                            $   898,268    $ 4,040,891
Deduct: Total stock-based compensation expense determined
  under the fair value method for all awards, net of tax effects       (17,010)       (44,792)
                                                                   --------------------------
Pro forma net income                                               $   881,258    $ 3,996,099
                                                                   ==========================

Pro forma basic earnings per share                                 $      0.25    $      1.11
                                                                   ==========================
Pro forma diluted earnings per share                               $      0.25    $      1.10
                                                                   ==========================

The fair value of each outstanding option has been estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the interim periods ended March 31, 2006 and 2005, respectively: dividend yield of 2.17% and 2.44%; expected volatility of 35.00% and 24.26%; risk free interest rate of 4.34% and 4.54%; and expected life of 7.5 years for all periods presented.

A summary of option activity as of March 31, 2006, and changes since June 30, 2005 is presented below:

                                                 Weighted-average    Weighted-average
                                                    Exercise            Remaining
           Options                      Shares         Price         Contractual Life
-------------------------------------------------------------------------------------
Outstanding as of June 30, 2005         139,461       $12.09
   Granted                               10,000        20.75
   Exercised                            (31,700)        9.27
                                      -----------------------------------------------
Outstanding at March 31, 2006           117,761       $13.59                5.1
                                      ===============================================
Vested as of March 31, 2006              98,361       $12.59                4.5
                                      ===============================================
Exercisable as of March 31, 2006         98,361       $12.59                4.5
                                      ===============================================

The weighted-average grant-date fair value of options granted during the nine months ended March 31, 2006 and 2005 was $7.39 and $6.64, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, was $166,000 and $71,000, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2006 and 2005, was $363,000 and $468,000, respectively.

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

Overview
--------

Increases in market interest rates as the Federal Reserve Board continued its "measured pace" of interest rate increases resulted in increases in the yield on interest-earning assets and, more significantly, in the cost of interest-bearing liabilities. The Company's net interest margin decreased by 15 basis points to 3.22% for the three months ended March 31, 2006 from 3.37% for the three months ended March 31, 2005 and also decreased by 10 basis points to 3.17% for the nine months ended March 31, 2006 from 3.27% for the nine months ended March 31, 2005.

Noninterest income decreased by $2.8 million for the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005 primarily due to a branch sale transaction in the prior-year period. In September 2004 the Company sold two branch offices located in Sheldon, Iowa and Orange City, Iowa to another local financial institution. The purchaser assumed deposits of $27.1 million and acquired loans totaling $17.0 million in addition to the branch office buildings and certain furniture and equipment. A pre-tax gain of $2.2 million was recorded as a result of the branch sale. Net of tax effect, the gain on the branch office sale was $1.4 million, or basic and diluted earnings per share of $0.38 and $0.37, respectively.

Noninterest expense decreased by $516,000, or 3.8%, for the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005 primarily due to decreases in compensation and benefits expense and other general and administrative expenses. The decrease in compensation and benefits expense was the result of a decrease in full-time-equivalent employees partly due to the branch office sales in the prior fiscal-year period. The decrease in other general and administrative expenses included decreases in fraud losses and repossession expenses which were partially offset by increases in office property and equipment expense.

Financial condition
-------------------

Total assets increased to $600.7 million at March 31, 2006 from $586.8 million at June 30, 2005. Net loans increased by $29.3 million, or 6.8%, to $462.9 million at March 31, 2006 from $433.6 million at June 30, 2005. A decrease in investment securities that totaled $14.3 million and an increase in deposits funded the increase in net loans. The increase in net loans was primarily due to an increase of $45.7 million in the balances of multi-family and commercial real estate loans and commercial business loans, partially offset by decreases of $6.9 million and $10.3 million, respectively, in the balances of residential loans and consumer loans. See "Asset quality" for an analysis of the loan portfolio by loan type.

Deposits increased by $23.4 million, or 5.8%, to $431.0 million at March 31, 2006 from $407.6 million at June 30, 2005 due to increases of $12.2 million in checking and savings balances and $11.2 million in time deposit balances. During the nine months ended March 31, 2006, the Company offered checking accounts with competitive rates and liquidity features in addition to premium-rate certificates of deposit in order to attract and retain deposit relationships in the generally higher market interest rate environment.

Total stockholders' equity decreased by $2.4 million, or 3.4%, to $67.9 million at March 31, 2006 from $70.3 million at June 30, 2005. The decrease in stockholders' equity was primarily due to repurchases of common stock under the Company's buyback program that totaled $4.2 million during the nine months ended March 31, 2006. Partly offsetting the decrease in stockholders' equity due to stock repurchases were earnings of $2.6 million for the nine months ended March 31, 2006. Excluding dividends on unallocated Employee Stock Ownership Plan ("ESOP") shares, dividends declared and paid during the nine months ended March 31, 2006 totaled $1.0 million.

Asset quality
-------------

Non-performing assets increased to $4.9 million, or 0.81% of total assets from $1.8 million, or 0.30% of total assets, at June 30, 2005. During the nine months ended March 31, 2006, the Company placed the previously classified loans of two commercial borrowers, with loan balances totaling $4.3 million, on non-accrual status and subsequently charged-off $1.4 million of those balances. The allowance for loan losses decreased by $1.2 million, or 17.7%, to $5.5 million, or 1.2% of total loans, at March 31, 2006 from $6.7 million, or 1.5% of total loans, at June 30, 2005. Classified assets decreased by $3.6 million, or 37.2%, to $6.2 million at March 31, 2006 from $9.8 million at June 30, 2005.

The allowance for loan losses is increased by the provision for loan losses charged to operations and reduced by net charge-offs. See Note 1. Basis of Presentation in the Notes to Condensed Consolidated Financial Statements for further discussion regarding the Company's critical policies related to the allowance for loan losses.

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

(a) Analysis of the loan portfolio by loan type on the dates indicated
    ------------------------------------------------------------------

                                                 March 31, 2006            June 30, 2005
                                             ---------------------    ----------------------
                                               Amount          %        Amount           %
                                             ---------------------    ----------------------
                                                           (Dollars in Thousands)
One- to four-family residential (1)          $ 137,321       29.66%   $ 144,238        33.26%
Multi-family residential (1)                    53,205       11.49%      46,070        10.62%
Commercial real estate (1)                     157,842       34.10%     133,626        30.82%
Commercial business loans                       51,858       11.20%      37,485         8.64%
Home equity & second mortgage loans             32,209        6.96%      32,134         7.41%
Other non-mortgage loans (2)                    36,309        7.84%      46,649        10.76%
                                             ---------------------    ----------------------
    Total loans                              $ 468,744      101.25%   $ 440,202       101.51%

Less:
  Allowance for loan losses                      5,530        1.19%       6,718         1.55%
  Unearned income net of unamortized premium       282        0.06%        (150)      -0.04%
                                             ---------------------    ----------------------
    Total loans, net                         $ 462,932      100.00%   $ 433,634       100.00%
                                             =====================    ======================

----------------------------------------------------
       (1) Includes construction loans.
       (2) Includes other secured and unsecured non-mortgage loans to consumers.

(b) Summary of the allowance for loan losses
    ----------------------------------------

                                 For the three months ended    For the nine months ended
                                          March 31,                     March 31,
                                    2006           2005           2006            2005
                                 --------------------------------------------------------
Balance at beginning of period   $ 5,571,830    $ 4,924,711    $ 6,717,956    $ 4,316,286
  Provision for loan losses          320,000        130,000      1,070,000        995,000
  Charge-offs                       (373,918)      (159,425)    (2,320,924)      (459,608)
  Recoveries                          12,222         32,043         63,102         75,651
                                 --------------------------------------------------------
Balance at end of period         $ 5,530,134    $ 4,927,329    $ 5,530,134    $ 4,927,329
                                 ========================================================

(c) Non-performing assets
    ---------------------

                                                       March 31, 2006   June 30, 2005
                                                       ------------------------------
Loans accounted for on a non-accrual basis:                (Dollars in Thousands)
       One- to four-family residential                  $        149    $        496
       Commercial real estate                                    217             143
       Commercial business                                     3,745             227
       Consumer                                                  268             301
                                                        ----------------------------
           Total                                               4,379           1,167
                                                        ----------------------------

Loans accounted for on an accrual basis (1)(2):
       One- to four-family residential                           239             468

                                                        ----------------------------
           Total                                                 239             468
                                                        ----------------------------
       Total non-performing loans                              4,618           1,635
                                                        ----------------------------
       Other non-performing assets (3) (4)                       241             142
                                                        ----------------------------
       Total non-performing assets                      $      4,859    $      1,777
                                                        ============================
Restructured loans not included in
   other non-performing categories above                $      3,463    $      7,517
                                                        ============================

Non-performing loans as a percentage of total loans             0.99%           0.37%
Non-performing assets as a percentage of total assets           0.81%           0.30%


-------------------------------------------------
 (1)   Includes loans 90 days or more contractually delinquent.
 (2) Delinquent FHA/VA guaranteed loans and delinquent loans with past due interest that, in the opinion of management, is collectible, are not placed on non-accrual status.
 (3) Represents the net book value of real property acquired by the Company through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is carried at the lower of cost or fair market value less estimated costs of disposition. The total carrying amount was $154,000 and $69,000, respectively, at March 31, 2006 and June 30, 2005.
 (4) Includes repossessed automobiles, boats and trailers carried at the lower of cost or fair market value less estimated disposal costs. The total carrying amount was $87,000 and $73,000, respectively, at March 31, 2006 and June 30, 2005.

Capital
-------

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of March 31, 2006, the Bank was in compliance with all regulatory capital requirements. The Bank's actual and required capital amounts and ratios as of March 31, 2006 and June 30, 2005 were as follows:

                                                             March 31, 2006
                           ---------------------------------------------------------------------------------
                                                                                          To Be Well
                                                                                       Capitalized Under
                                                               For Capital             Prompt Corrective
                                      Actual                Adequacy Purposes          Action Provisions
                           --------------------------   -------------------------   ------------------------
                              Amount           Ratio       Amount          Ratio       Amount        Ratio
                           ---------------------------------------------------------------------------------
                                                           Dollars in Thousands
Tangible capital            $     44,546        7.67%   $      8,709        1.50%   $         --          --%
Tier 1 leverage (core)            44,546        7.67          23,224        4.00          29,029        5.00
Tier 1 risk-based capital         44,546        9.73          18,306        4.00          27,460        6.00
Risk-based capital                50,076       10.94          36,613        8.00          45,766       10.00

                                                             June 30, 2005
                           ---------------------------------------------------------------------------------
                                                                                          To Be Well
                                                                                       Capitalized Under
                                                               For Capital             Prompt Corrective
                                      Actual                Adequacy Purposes          Action Provisions
                           --------------------------   -------------------------   ------------------------
                              Amount           Ratio       Amount          Ratio       Amount        Ratio
                           ---------------------------------------------------------------------------------
                                                           Dollars in Thousands

Tangible capital            $     47,468        8.38%   $      8,501        1.50%   $         --          --%
Tier 1 leverage (core)            47,468        8.38          22,670        4.00          28,338        5.00
Tier 1 risk-based capital         47,468       10.98          17,289        4.00          25,934        6.00
Risk-based capital                52,887       12.24          34,579        8.00          43,223       10.00


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

Comparison of the results of operations for the three months ended March 31,
----------------------------------------------------------------------------
2006 and 2005
-------------

General. Net income for the three months ended March 31, 2006 totaled $766,000,
-------
or basic and diluted earnings per share of $0.23 each. Net income for the three months ended March 31, 2005 totaled $898,000, or basic and diluted earnings per share of $0.25 each.

Interest Income. Interest income increased by $933,000, or 12.7%, to $8.3
---------------
million for the three months ended March 31, 2006 from $7.3 million for the three months ended March 31, 2005 primarily due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased by 52 basis points to 6.27% for the three months ended March 31, 2006 from 5.75% for the three months ended March 31, 2005 due to increases in overall market interest rates resulting from the series of interest rate increases to short-term rates implemented by the Federal Reserve Board since June

2004. Also contributing to the increase in interest income was an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by $16.1 million, or 3.1%, to $537.9 million for the three months ended March 31, 2006 from $521.8 million for the three months ended March 31, 2005.

The increase in interest income was primarily due to an increase in interest income on loans. Interest income on loans increased by $925,000, or 14.1%, to $7.5 million for the three months ended March 31, 2006 from $6.6 million for the three months ended March 31, 2005. The increase in interest income on loans was primarily due to an increase in the average yield on loans. The average yield on loans increased by 44 basis points to 6.49% for the three months ended March 31, 2006 from 6.05% for the three months ended March 31, 2005 primarily due to new loan production and the repricing of adjustable rate loans, particularly commercial loans tied to current rate indices, in the higher market interest rate environment in the current-year period as compared to the same period of the prior year. In addition, the average balance of loans increased by $28.2 million, or 6.4%, to $468.8 million for the three months ended March 31, 2006 from $440.6 million for the three months ended March 31, 2005.

Partially offsetting the increase in interest income on loans was a decrease in interest income on investment securities. Interest income on investment securities decreased by $55,000, or 7.3%, to $691,000 for the three months ended March 31, 2006 from $746,000 for the three months ended March 31, 2005. The decrease in interest income on investment securities was primarily due to a decrease in the average balance of such securities. The average balance of investment securities decreased by $16.7 million, or 21.2%, to $62.3 million for the three months ended March 31, 2006 from $79.0 million for the three months ended March 31, 2005 as the Company partially funded the increase in loans receivable with maturities and principal payments from its investment securities portfolio. The average tax-equivalent yield on investment securities increased by 69 basis points to 4.86% for the three months ended March 31, 2006 from 4.17% for the three months ended March 31, 2005 in the generally higher interest rate environment during fiscal 2006 as compared to fiscal 2005.

Interest Expense. Interest expense increased by $960,000, or 32.8%, to $3.9
----------------
million for the three months ended March 31, 2006 from $2.9 million for the three months ended March 31, 2005 primarily due to an increase in the cost of interest-bearing deposits due to increases in market interest rates as the Federal Reserve continued its "measured pace" of short-term interest rate increases. The cost of interest-bearing liabilities increased by 74 basis points to 3.31% for the three months ended March 31, 2006 from 2.57% for the three months ended March 31, 2005.

The increase in interest expense was due to an increase in interest on deposits. Interest on deposits increased by $963,000, or 53.9%, to $2.7 million for the three months ended March 31, 2006 from $1.8 million for the three months ended March 31, 2005 primarily due to an increase in the cost of deposits. The average cost of deposits increased by 91 basis points to 2.96% for the three months ended March 31, 2006 from 2.05% for the three months ended March 31, 2005 as the Company increased rates on certain deposit products and offered premium-rate certificates of deposit in order to attract and retain deposits in the increasing market interest rate environment. In addition, the average balance of interest-bearing deposits increased by $23.7 million, or 6.7%, to $376.6 million for the three months ended March 31, 2006 from $352.9 million for the three months ended March 31, 2005 primarily due to increases in the balance of transaction accounts and time certificates of deposit.

Interest on FHLB advances and other borrowings totaled $1.1 million for the three months ended March 31, 2006 and 2005. The average balance of borrowings decreased by $9.0 million, or 8.3%, to $99.8 million for the three months ended March 31, 2006 from $108.8 million for the three months ended March 31, 2005 while the average cost of borrowings increased to 4.65% for the three months ended March 31, 2006 from 4.27% for the three months ended March 31, 2005.

Net Interest Income. Net interest income before provision for losses on loans
-------------------
totaled $4.4 million for the three months ended March 31, 2006 and 2005. The cost of interest-bearing liabilities increased more rapidly than the yield on interest-earning assets for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a result, the interest rate spread decreased by 22 basis points to 2.96% for the three months ended March 31, 2006 from 3.18% for the three months ended March 31, 2005.

Provision for Losses on Loans. Provision for losses on loans increased to
-----------------------------
$320,000 for the three months ended March 31, 2006 from $130,000 for the three months ended March 31, 2005 based on management's periodic evaluation of the estimated net realizable value or fair value of underlying collateral on certain classified loans as of March 31, 2006. Charge-offs, net of recoveries, totaled $362,000 and $127,000, respectively, for the three months ended March 31, 2006 and 2005. Non-performing loans increased to $4.6 million, or 0.99% of total loans, at March 31, 2006 from $2.8 million, or 0.63% of total loans at March 31, 2005. For more information on asset quality see "Asset quality" in Management's Discussion and Analysis of Financial Condition.

Noninterest Income. Noninterest income decreased by $173,000, or 10.9%, to $1.4
------------------
million for the three months ended March 31, 2006 from $1.6 million for the three months ended March 31, 2005. Service charges on deposit accounts decreased by $96,000, or 12.1%, and gain on sale of loans deceased by $31,000, or 25.0%, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The balance of transaction accounts and time certificates increased in the current-year period as noted in the interest expense discussion. However, these increases were primarily in deposit types that are not generally subject to service charges due to activity limitations and higher minimum balance requirements. The decrease in gain on sale of loans resulted primarily from lower origination volumes in the current-year period as loans sold to investors decreased by $1.2 million, or 16.2%, to $6.2 million for the three months ended March 31, 2006 from $7.4 million for the three months ended March 31, 2005. During the three months ended March 31, 2005, the Company recorded a $30,000 gain on sale of real estate held for development. No gain on sale of real estate held for development was recorded for the three months ended March 31, 2006.

Noninterest expense. Noninterest expense decreased by $116,000, or 2.5%, to $4.5
-------------------
million for the three months ended March 31, 2006 from $4.6 million for the three months ended March 31, 2005. Compensation and benefits expense decreased by $83,000, or 3.1%, as the number of full-time-equivalent employees decreased to 188 at March 31, 2006 from 207 at March 31, 2005. The Company reduced staff, primarily through attrition, in order to better match staffing to asset size and number of accounts. In addition, advertising expense decreased by $40,000, or 29.6%, to $96,000 for the three months ended March 31, 2006 from $136,000 for the three months ended March 31, 2005. During the prior fiscal-year period, grand opening activities for a new Bank branch office and commercial relationship promotions resulted in an increase in advertising expense. Other general and administrative expenses decreased by $66,000, or 6.7%, for the three months ended March 31, 2006 as compared to the prior-year period largely due to decreases in fraud losses, repossession expense and stationery and supply expense. The decreases in other general and administrative expenses were more than offset by an increase in office property and equipment expense. Office property and equipment expense increased by $76,000, or 11.6%, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 largely due to the addition of a new branch office in March 2005 and to an increase in software maintenance expense.

Income tax expense. Income tax expense totaled $255,000, or an effective tax
------------------
rate of 25.0%, and $397,000, or an effective tax rate of 30.7%, for the three months ended March 31, 2006 and 2005, respectively. The effective tax rate decreased for the current-year period primarily because tax-exempt income comprised a larger percentage of pre-tax income for the three months ended March 31, 2006 than for the three months ended March 31, 2005.

Comparison of the results of operations for the nine months ended March 31, 2006
--------------------------------------------------------------------------------
and 2005
--------

General. Net income for the nine months ended March 31, 2006 totaled $2.6
-------
million, or basic and diluted earnings per share of $0.76 and $0.75, respectively. Net income for the nine months ended March 31, 2005 totaled $4.0 million, or basic and diluted earnings per share of $1.13 and $1.11, respectively. During the prior-year period the Company recorded a gain of $1.4 million, net of tax effect, or basic and diluted earnings per share of $0.38 and $0.37, respectively, from the sale of two Bank branch offices.

Interest Income. Interest income increased by $2.2 million, or 10.3%, to $23.9
---------------
million for the nine months ended March 31, 2006 from $21.6 million for the nine months ended March 31, 2005 primarily due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased by 51 basis points to 6.04% for the nine months ended March 31, 2006 from 5.53% for the nine months ended March 31, 2005 due to increases in market interest rates resulting from continued short-term interest rate increases implemented by the Federal Reserve Board during the current fiscal year period. Also contributing to the increase in interest income was a change in the mix of interest-earning assets. During the nine months ended March 31, 2006, the average balance of loans increased by $24.3 million, while the average balance of investment securities decreased by $23.4 million. The generally higher yield on loans as compared to the yield on investment securities resulted in an increase in the weighted average yield on total interest-earning assets for the current-year period.

The increase in interest income was primarily due to an increase in interest income on loans. Interest income on loans increased by $2.5 million, or 13.1%, to $21.6 million for the nine months ended March 31, 2006 from $19.1 million for the nine months ended March 31, 2005. The increase in interest income on loans was due to an increase in the average yield on loans and also to an increase in the average balance of loans. The average yield on loans increased by 42 basis points to 6.31% for the nine months ended March 31, 2006 from 5.89% for the nine months ended March 31, 2005 primarily due to commercial real estate and commercial business loan production and the repricing of adjustable rate loans, particularly commercial loans tied to current rate indices, in the higher market interest rate environment in the current year period as compared to the same period of the prior year. The average balance of loans increased by $24.3 million, or 5.6%, to $456.9 million for the nine months ended March 31, 2006 from $432.6 million for the nine months ended March 31, 2005.

Partially offsetting the increase in interest income on loans was a decrease in interest income on investment securities. Interest income on investment securities decreased by $413,000, or 16.7%, to $2.1 million for the nine months ended March 31, 2006 from $2.5 million for the nine months ended March 31, 2005. The decrease in interest income on investment securities was primarily due to a decrease in the average balance of such securities. The average balance of investment securities decreased by $23.4 million, or 25.7%, to $67.6 million for the nine months ended March 31, 2006 from $91.0 million for the nine months ended March 31, 2005 as the Company funded the increase in loans receivable with maturities and principal payments from its investment securities portfolio. The average tax-equivalent yield on investment securities increased by 52 basis points to 4.43% for the nine months ended March 31, 2006 from 3.91% for the nine months ended March 31, 2005 in the generally higher interest rate environment during the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005.

Interest Expense. Interest expense increased by $2.4 million, or 27.4%, to $11.0
----------------
million for the nine months ended March 31, 2006 from $8.6 million for the nine months ended March 31, 2005 due to an increase in the cost of interest-bearing deposits due to increases in market interest rates as the Federal Reserve continued its "measured pace" of short-term interest rate increases.

Interest on deposits increased by $2.4 million, or 47.2%, to $7.5 million for the nine months ended March 31, 2006 from $5.1 million for the nine months ended March 31, 2005 primarily due to an increase in the cost of deposits. The average cost of deposits increased by 86 basis points to 2.75% for the nine months ended March 31, 2006 from 1.89% for the nine months ended March 31, 2005 as the Company increased rates on certain deposit products and offered premium-rate certificates of deposit in order to attract and retain deposits in the increasing market interest rate environment. Additionally, the average balance of deposits increased by $4.7 million, or 1.3%, for the three months ended March 31, 2006 as compared to the same period of the prior year. The increase in the average balance of deposits was primarily due to increases in the average balance of time deposits, partly offset by decreases in the average balance of savings accounts.

Interest on FHLB advances and other borrowings decreased slightly to $3.4 million for the nine months ended March 31, 2006 from $3.5 million for the nine months ended March 31, 2005 due to a decrease in the average balance of borrowings. The average balance of borrowings decreased by $6.5 million, or 6.0%, to $101.7 million for the nine months ended March 31, 2006 from $108.2 million for the nine months ended March 31, 2005 while the average cost of borrowings increased to 4.48% for the nine months ended March 31, 2006 from 4.28% for the nine months ended March 31, 2005.

Net Interest Income. Net interest income before provision for losses on loans
-------------------
decreased by $135,000, or 1.0%, to $12.9 million for the nine months ended March 31, 2006 from $13.0 million for the nine months ended March 31, 2005. The decrease in net interest income was primarily due to a decrease in the interest rate spread as the cost of interest-bearing liabilities increased more rapidly than the yield on interest-earning assets. The cost of interest-bearing liabilities increased by 68 basis points to 3.12% for the nine months ended March 31, 2006 from 2.44% for the nine months ended March 31, 2005 while the yield on interest-earning assets increased by 51 basis points to 6.04% for the nine months ended March 31, 2006 from 5.53% for the nine months ended March 31, 2005. As a result, the Company's interest rate spread decreased to 2.92% for the nine months ended March 31, 2006 from 3.09% for the nine months ended March 31, 2005.

Provision for Losses on Loans. Provision for losses on loans increased by
-----------------------------
$75,000, or 7.5%, to $1.1 million for the nine months ended March 31, 2006 from $1.0 million for the nine months ended March 31, 2005. For more information on asset quality see "Asset quality" in Management's Discussion and Analysis of Financial Condition.

Noninterest Income. Noninterest income decreased by $2.8 million, or 36.8%, to
------------------
$4.7 million for the nine months ended March 31, 2006 from $7.5 million for the nine months ended March 31, 2005. The decrease in noninterest income was primarily due to a prior-year pre-tax gain of $2.2 million on the sale of two northwest Iowa branch offices that was completed in September 2004. Net of tax effect, the gain on the branch office sale was $1.4 million, or basic and diluted earnings per share of $0.38 and $0.37, respectively. Service charges on deposit accounts decreased by $406,000, or 14.9%, for the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005 due to a decrease in transactions accounts subject to such service charges that resulted partly from the branch office sale in 2004. Service charges on loans decreased by $89,000, or 25.0%, for the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005 primarily due to a decrease in prepayment penalty fees as refinancing activity slowed due to the increase in market interest rates. Non-interest income also decreased due to a loss on sale of real estate held for development. During the nine months ended March 31, 2006 the Company's real estate development subsidiary completed a development project and recorded a loss of $242,000 for the current-year period while a gain of $60,000 on sale of real estate held for development was recorded in the prior-year period. Partly offsetting these decreases in noninterest income was a gain on the sale of securities for the nine months ended March 31, 2006 that totaled $203,000 as compared to a loss on the sale of investment securities of $121,000 for the nine months ended March 31, 2005.

Noninterest expense. Noninterest expense decreased by $516,000, or 3.8%, to
-------------------
$13.0 million for the nine months ended March 31, 2006 from $13.5 million for the nine months ended March 31, 2005. Compensation and benefits expense decreased by $301,000, or 3.8%, for the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005 due to the decrease in the number of full-time-equivalent employees as mentioned in the three-month discussion. Other noninterest expenses decreased by $492,000, or 15.9%, for the nine months ended March 31, 2006 as compared to the prior-year period as the Company implemented cost control measures in line with its business plan objectives. Other noninterest expense for the prior-year period ended March 31, 2005 was higher due to a loss on real estate owned totaling $94,000 and a charge of $68,000 for a credit life insurance settlement. In addition, fees to a third-party vendor for support services related to retail deposit account programs decreased by approximately $70,000 for the nine months ended March 31, 2006 as the contract expired in November 2004 and was not renewed. Other decreases in other noninterest expenses included decreases in fraud losses and repossession and collection expenses for the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005. The decreases in noninterest expenses were partially offset by increases in office property and equipment expense and advertising expense. Office property and equipment expense increased by $247,000, or 13.1%, for the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005 largely due to the addition of a new branch office in March 2005 and to an increase in software expense for automation initiatives. Advertising expense increased by $24,000, or 7.7%, for the nine months ended March 31, 2006 as compared to the same period of the prior year as the Company aggressively promoted its retail and commercial products.

Income tax expense. Income tax expense totaled $966,000, or an effective tax
------------------
rate of 27.2%, and $2.0 million, or an effective tax rate of 32.7%, respectively, for the nine months ended March 31, 2006 and 2005. The effective tax rate decreased for the current-year period primarily because tax-exempt income comprised a larger percentage of pre-tax income for the nine months ended March 31, 2006 than for the nine months ended March 31, 2005.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company's market risk is primarily comprised of interest rate risk resulting from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates might adversely affect the Company's net interest income or the economic value of its portfolio of assets, liabilities and off-balance-sheet contracts. Management continually develops and applies strategies to mitigate this risk. The Company primarily relies on the OTS Net Portfolio Value Model (the "Model") to measure its susceptibility to interest rate changes. For various assumed hypothetical changes in market interest rates, the Model estimates the current economic value of each type of asset, liability and off-balance-sheet contract. The present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts results in a net portfolio value ("NPV") estimate. An analysis of the changes in NPV in the event of hypothetical changes in interest rates is presented in the Form 10-K filed by the Company for the fiscal year ended June 30, 2005. The Company's NPV ratio after a 200 basis point rate-shock was 8.86% and 8.96%, respectively, at June 30, 2005 and December 31, 2005, as measured by the Model. As of both dates, the Company's interest rate risk, as measured by the Model, was within the Company's Asset Liability Policy guidelines and the OTS "level of risk" was reported as "minimal". Management does not believe that the Company's primary market risk exposures and how those exposures were managed during the three months ended March 31, 2006 have changed significantly when compared to the immediately preceding quarter ended December 31, 2005. However, the Company's primary market risk exposure has not yet been quantified at March 31, 2006, and the complexity of the Model makes it difficult to accurately predict results.

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

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the Company's third fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, there have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

         There are various claims and lawsuits in which the Company is periodically involved incidental to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 1A. Risk Factors
---------------------

         Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

         There were no sales of unregistered securities during the nine months ended March 31, 2006.

         The following table presents a summary of the Company's share repurchases during the quarter ended March 31, 2006.

-----------------------------------------------------------------------------------------------------------
                                                                       Total Number of         Maximum
                                                                      Shares Purchased     Number of Shares
                                        Total Number      Average    as Part of Publicly   that May Yet be
                                         of Shares      Price Paid        Announced        Purchased Under
                Period                   Purchased       Per Share       Program (1)       the Program (1)
-----------------------------------------------------------------------------------------------------------
January 1 through January 31, 2006           none              --             none             270,495
February 1 through February 28, 2006        30,000         $22.42           30,000             240,495
March 1 through March 31, 2006              15,000         $22.70           15,000             225,495
-----------------------------------------------------------------------------------------------------------

      (1) On December 12, 2005 the Company announced that its Board of Directors had authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 10% of its issued and outstanding shares, or up to 346,000 shares. The repurchase program expires on November 22, 2006.

Item 3.  Default upon Senior Securities
---------------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the period covered by this report.

Item 5.  Other Infomations
--------------------------

         (a) Not applicable.
         (b) Not applicable.

Item 6.  Exhibits
-----------------

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


                                       FIRST FEDERAL BANKSHARES, INC.



         DATE:  May 10, 2006           BY: /s/ Michael W. Dosland
                                           ----------------------
                                           Michael W. Dosland
                                           President and Chief Executive Officer




         DATE:  May 10, 2006           BY: /s/ Michael S. Moderski
                                           -----------------------
                                           Michael S. Moderski
                                           Senior Vice President and
                                           Chief Financial Officer