Form 10-K
period 2006-06-30
FIRST FEDERAL BANKSHARES INC
filed 2006-09-13
CIK 1075348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2006

OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-25509

FIRST FEDERAL BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1485449
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

329 Pierce Street, Sioux City, Iowa	51101
(Address of principal executive offices)	Zip code

(712) 277-0200
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐. NO☑.

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐. NO ☑.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES ☑. NO ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☐. NO ☑.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price, as reported by the NASDAQ Global Market, on December 31, 2005 was $55,619,998. This amount does not include shares held by the Bank’s Employee Stock Ownership Plan and by officers and directors.

As of September 1, 2006, there were issued and outstanding 3,380,109 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10K - Portions of Registrant’s definitive proxy statement for the 2006 annual stockholders meeting.

Forward-Looking Statements

This report may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, and similar expressions identify such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company or the Company’s management and are subject to a number of risks and uncertainties, including but not limited to economic, competitive, regulatory, and other factors affecting the Company’s operations, markets, products and services, as well as expansion strategies and other factors discussed elsewhere in this report filed by the Company with the Securities and Exchange Commission (“SEC”). Many of these factors are beyond the Company’s control.

PART I

ITEM 1  BUSINESS

First Federal Bankshares, Inc.

First Federal Bankshares, Inc. (the “Company”) is a Delaware corporation that serves as the holding company for First Federal Bank, a federally-chartered stock savings bank headquartered in Sioux City, Iowa (the “Bank”). Included in this section is information regarding the Company’s significant operating and accounting policies, practices and procedures, its competitive and regulatory markets, and its business environment. Information regarding the Company’s current financial condition and results of operations is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, and Part II, Item 8, “Financial Statements and Supplementary Data.” This section should be read in conjunction with those sections.

As of June 30, 2006, the Company owned 100% of the Bank’s common stock, and currently engages in no substantial activities other than its ownership of such common stock. Consequently, its net income is derived primarily from the Bank’s operation. At June 30, 2006, the Company had total assets of $612.5 million, total loans of $462.5 million, total deposits of $446.1 million, and stockholders’ equity of $68.3 million. Both the Company and the Bank report the results of their operations on a fiscal year basis ending June 30th.

The Company’s principal executive office is located at 329 Pierce Street, Sioux City, Iowa, 51101, and its telephone number at that address is (712) 277-0200. The Company’s website is www.firstfederalbank.com. The Company will make available on its website, free of charge, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are filled with the Securities and Exchange Commission. Also available on the Company’s website are various documents relating to the corporate governance of the Company, including its Code of Ethics and Business Conduct.

First Federal Bank

The Bank is a federally-chartered stock savings bank headquartered in Sioux City, Iowa. Founded in 1923, First Federal’s deposits are federally insured by the Deposit Insurance Fund (“DIF”). The Bank is also a member of the Federal Home Loan Bank System (“FHLB”).

The Bank’s primary business is community banking which is attracting retail and commercial deposits from the general public and originating mortgage, consumer, commercial, and other loans within its primary market areas. The Bank’s primary lending area includes northwest and central Iowa and contiguous portions of Nebraska and South Dakota. In addition, the Bank also purchases and/or participates in loans from third-party financial institutions and invests in mortgage-backed and related securities, securities issued by the U.S. government or government-sponsored entities, local governments, and private entities. In addition to customer deposits, the Bank obtains funding from the FHLB of Des Moines.

The Bank conducts operations through its 15 branches in northwest Iowa, central Iowa, and northeast Nebraska. Of the branches located in northwest Iowa, six are located in Sioux City, one in Le Mars, and one in Onawa. In central Iowa, the Company has locations in Grinnell, Johnston, Monroe, West Des Moines, and two locations in Newton. The company also operates one branch in South Sioux City, Nebraska. The Company’s business and operating results are significantly affected by the general economic conditions prevalent in its primary market area. The Company’s primary market area is projected to experience low to moderate population growth in northwest Iowa, central Iowa, and northeast Nebraska, but strong growth in the Des Moines market area.

The Bank’s principal executive office is located at 329 Pierce Street, Sioux City, Iowa 51101, and its telephone number at that address is (712) 277-0200. The Bank’s internet site is www.firstfederalbank.com

Lending Activities

General The principal lending activities of the Company are the origination or purchase of mortgage loans secured by one-to-four family residential properties, loans secured by multifamily and non-residential real estate, loans to consumers, and loans and lines of credit to business entities. As of June 30, 2006, loans held for investment purposes were $462.5 million or 76 % of the Company’s total assets.

The Company has sought to make its interest earning assets more interest rate sensitive by actively originating variable-rate loans, such as adjustable-rate mortgage (“ARM”) loans, adjustable-rate second mortgage loans, shorter-term commercial real estate and commercial business loans, and medium-term consumer loans.

The Company actively originates fixed-rate mortgage loans, generally with 10 to 30 year terms to maturity secured by one-to-four family residential properties. One-to-four family fixed-rate loans generally are originated and underwritten for resale in the secondary mortgage market on a servicing-released basis. The Company also actively originates loans insured or guaranteed by the U.S. Government or agencies thereof, such as Veterans Administration, Iowa Rural Development, and Federal Housing Authority loans. The Company also originates interim construction loans on one-to-four family residential properties, multi-family units, and non-residential properties.

Residential Real Estate Loans The Company originates one-to-four family, owner-occupied, residential mortgage loans secured by property located in its primary market area. However, the Company, from time-to-time has also purchased one-to-four family loans originated by others with an emphasis on single-family ARM loans at terms similar to loans originated by the Company. As of June 30, 2006, the Company had $133.6 million, or 29% of its total loan portfolio invested in first mortgage loans secured by one-to-four family residences.

The Company currently offers residential mortgage loans for terms ranging from 10 to 30 years, and with adjustable or fixed interest rates. Origination of fixed-rate mortgage loans versus ARM loans is significantly affected by the level of market interest rates, customer preference, the Company’s interest rate risk position, and loan products offered by the Company’s competitors.

The Company’s long-term fixed-rate loans generally are originated and underwritten for resale in the secondary mortgage market on a servicing-released basis. Servicing-release premium is determined at loan closing, thus assuring the fee at current market rates.

The Company’s ARM loans are typically retained and serviced by the Company. These loans generally adjust annually with interest rate adjustment limitations ranging from one to two percentage points per year and with a cap on total rate increases over the life of the loan. A portion of these loans may guarantee borrowers a fixed rate of interest for the first one to five years of the loan’s term. While the company has used different interest indexes over the years, the primary index for ARM loans is the one-year Treasury Constant Maturity. The Company also has purchased ARM loans with various interest rate indexes, but with terms that are otherwise similar to the loans originated by the Company.

Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. If the loan-to-value ratio is in excess of 80%, private mortgage insurance is generally required to limit the Company’s exposure to loss. The Company also requires fire and casualty insurance, as well as, title insurance or an opinion of counsel regarding good title, on all properties securing real estate loans made by the Company. The Company also purchases blanket insurance coverage to protect its interests in one-to-four family residential properties collateral to the extent that the borrower lets such insurance lapse.

The Company also originates loans to finance the construction of one-to-four family residential property. However, construction lending is not a significant part of the Company’s overall lending activities because of the low level of new home construction in the Company’s primary market areas. Loans for construction of single family residential property are made with either adjustable- or fixed-rate terms. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are structured to be converted to permanent loans originated by the Company at the end of the construction period, which is generally six months, but not to exceed 12 months.

Multi-Family Residential Real Estate Loans The Company’s multi-family real estate loans are secured by structures such as apartment buildings and condominiums. At June 30, 2006, the Company had $52.0 million or 11% of its total loan portfolio in multi-family residential real estate loans. The terms of each multi-family residential real estate loan are negotiated on a case by case basis, although such loans typically have adjustable interest rates tied to a market index or fixed rates to amortize over 10 to 20 years with a three to ten year balloon or call option.

Loans secured by multi-family residential real estate generally involve a greater degree of credit risk than one-to-four family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

When making multi-family residential real estate loans, the Company considers the financial statements of the borrower, the Company’s lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, These types of loans are generally supported by personal guarantees. The borrower must provide proof of the necessary insurance on the property serving as collateral. Title insurance or an attorney’s opinion based on a title search of the property is required on all first lien loans secured by real property.

The Company’s commercial loan department also originates loans for construction of multi-family properties. Construction loans generally have adjustable rates and proceeds are disbursed in increments as construction progresses subject to inspections. Construction loans on multi-family real estate are often structured to convert to permanent loans originated by the Company at the end of the construction period, which is generally 12 to 24 months.

Non-Residential Real Estate Loans The Company’s non-residential real estate loans are secured by improved property such as office buildings, industrial facilities, warehouses, retail/shopping structures, and other non-residential buildings. Loans secured by non-residential real estate constituted $157.1 million or 34%, of the Company’s total loan portfolio at June 30, 2006. Fixed-rate non-residential real estate loans are offered with amortizations up to 20 years with balloon terms up to five years. Adjustable-rate non-residential real estate loans also have amortizations up to 20 years and the rate typically adjusts with changes in the Prime Rate as published daily in the Wall Street Journal.

When making non-residential real estate loans, the Company considers the financial statements of the borrower, the Company’s lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, and the value of the collateral. These types of loans are generally supported by personal guarantees. The borrower must provide proof of the necessary insurance on the property serving as collateral. Title insurance or an attorney’s opinion based on a title search of the property is required on all first lien loans secured by real property. Insurance coverage for non-residential properties is required and monitored throughout the term of the loan.

Loans secured by non-residential real estate generally involve a greater degree of credit risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by non-residential real estate is typically dependent upon the successful operation of the related real estate project and/or the underlying business in the case of owner-occupied structures. If the cash flow from the project or underlying business is reduced, the borrower’s ability to repay the loan may be impaired.

The Company’s also originates loans for construction of non-residential properties. Construction loans generally have adjustable rates and proceeds are disbursed in increments as construction progresses subject to inspections. Construction loans on non-residential real estate are often structured to convert to permanent loans originated by the Company at the end of the construction period, which is generally 12 to 24 months.

Commercial Business Loans The Company makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships, and small- to medium-sized businesses. The Company offers term loans for fixed assets and working capital, revolving lines of credit, letters of credit, and Small Business Administration (“SBA”) guaranteed loans. At June 30, 2006, commercial business loans constituted $54.6 million, or 12%, of the Company’s total loan portfolio. Commercial business term loans are generally offered with initial fixed rates of interest for the first one to three years and with terms of up to ten years. Business lines of credit have floating rates of interest and are payable on demand, subject to annual review and renewal. Commercial business loans with variable rates of interest are generally indexed to the highest Prime Rate as published daily in the Wall Street Journal.

When making commercial business loans, the Company considers the financial statements of the borrower, the Company’s lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, and the value of the collateral, if any. Commercial business loans are generally secured by a variety of collateral including accounts receivable, inventory, and equipment, and are generally supported by personal guarantees.

Commercial business loans are considered to involve more risk than loans secured by real estate. Because commercial business loans often depend on the successful operation or management of the business, repayment of such loans may be affected by adverse conditions in the economy. Moreover, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, and, therefore, depend substantially on the success of the business itself. Any collateral securing commercial business loans may depreciate over time, may be difficult to appraise and to liquidate, and may fluctuate in value.

Consumer Loans The Company offers consumer loans in order to provide a full range of financial services to its customers. Consumer loans totaled $65.6 million and accounted for approximately 14% of total loans as of June 30, 2006. Most of the consumer loans that the Company originates include second mortgage loans, home equity lines of credit, automobile loans, recreational vehicle loans, loans secured by deposit accounts and unsecured loans. Consumer loans are offered primarily on a fixed rate basis and at for terms of 6 to 120 months. The Company’s home equity loans, second mortgage loans, and home improvement loans, are generally secured by the borrower’s principal residence.

The underwriting standards employed by the Company for consumer loans include a determination of the applicant’s credit history and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount. The Company also requires fire and casualty insurance, as well as, title insurance or an opinion of counsel regarding good title, on all properties securing real estate loans made by the Company. The Company also purchases blanket insurance coverage to protect its interests in consumer real estate collateral to the extent that the borrower lets such insurance lapse.

Consumer loans generally have shorter terms and higher rates of interest than real estate loans, but typically involve more credit risk than such loans because of the nature of the collateral and, in some instances, the absence of collateral. In general, consumer loans are more dependent upon the borrower's continuing financial stability, are more likely to be affected by adverse personal circumstances, and are often secured by rapidly depreciating personal property such as automobiles. In addition, various laws, including bankruptcy and insolvency laws, may limit the amount that may be recovered from a borrower. However, such risks are mitigated to some extent in the case of second mortgage loans and home-equity lines of credit. These types of loans are secured by a second mortgage on the borrower's residence for which the total principal balance outstanding (including the first mortgage) does not generally exceed 100% of the property's value, although exceptions are sometimes made for high net worth or other qualifying borrowers. Second mortgage loans are generally fixed-rate and may have terms of up to fifteen years.

The Company believes that the higher yields earned on consumer loans compensate for the increased risk associated with such loans and that consumer loans are important to the Company's efforts to increase the interest rate sensitivity and shorten the average maturity of its loan portfolio. In conjunction with its consumer lending activities, the Company offers customers credit life and disability insurance products underwritten and administered by an independent insurance provider. The Company receives commission revenue related to the sales of these products.

Loan Solicitation and Processing  Loan originations are derived from a number of sources such as third party referrals, existing customers, and calling programs. Upon receipt of a loan application, a credit report is obtained to verify specific information relating to the applicant’s credit standing. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is made by an independent appraiser approved by the Company. For those loans that are sold to investors, an automated underwriting system provided by either Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”) is used in many cases. On occasion, a private mortgage insurance contract underwriter approved by the investor may be used. Loans that are not sold or loans that are not underwritten by a contract underwriter are reviewed by an underwriter in the Company’s loan department and/or at least one member of the Company’s internal loan committee. One-to-four family residential mortgage loans with principal balances in excess of $1.0 million and multi-family, non-residential real estate, and commercial business loans with principal balances in excess of $2.0 million must be submitted by the loan department directly to a committee of the Board of Directors for approval. Approvals subsequently are ratified by the full Board of Directors. Once the loan is approved, a loan commitment is promptly issued to the borrower. If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage.

Loan Commitments The Company issues standby loan origination commitments to qualified borrowers primarily for the construction and purchase of residential and non-residential real estate. Such commitments are made on specified terms and conditions and are made for periods of up to 60 days, during which time the interest rate is locked-in. The Company generally charges a loan fee based on a percentage of the loan amount. The Company also charges a commitment fee for single-family residential properties if the borrower receives the loan from the Company. Commitment fees are generally not charged for multi-family, non-residential real estate, and commercial business loans. The Company’s experience has been that few commitments for loans on one-to-four family residential properties expire without being funded by the Company. However, commitments to originate multi-family, non-residential real estate, and commercial business loans may not be funded.

Loan Origination and Other Fees In addition to interest earned on loans, the Company generally receives loan origination fees. To the extent that loans are originated or acquired for the Company’s portfolio, the Company defers loan origination fees and costs and amortizes such amounts as yield adjustments over the life of the loans using the interest method of amortization. Fees and costs deferred are recognized into income immediately upon the sale of the related loan. In addition to loan origination fees, the Company also receives other fees and service charges that consist primarily of late charges and loan servicing fees on loans sold. Loan origination and commitment fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the Company’s mortgage markets, which in turn respond to the demand for and availability of money.

Non-Performing Loans Loans are generally placed on non-accrual status and considered "non-performing" when, in the judgment of management, the probability of collection of principal or interest is deemed to be insufficient to warrant further accrual of interest. As of June 30, 2006 $6.5 million or 1.41% of gross loans were considered non-performing. When a loan is placed on non-accrual and/or non-performing status, previously accrued but unpaid interest is deducted from interest income. In general, the Company does not record accrued interest on loans 90 or more days past due. Refer to Notes 1, 3, and 4 of the Company's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

When a loan is placed on non-accrual and/or non-performing status, the Company generally institutes restructuring, foreclosure, or other collection proceedings. Real estate property acquired by the Company as a result of foreclosure or deed-in-lieu of foreclosure is classified as "real estate" and is considered "non-performing" until it is sold. Other property acquired through adverse judgment, such as automobiles, equipment, and other depreciable assets, are generally classified as an "other asset." The amount of foreclosed real estate and other repossessed property has not been material to the Company in recent years. Restructured loans are included in loans receivable and may or may not be included in non-performing assets depending on if the borrower can adhere to the terms of the restructure for a period of time. Restructured loans are accounted for in accordance with Generally Accepted Accounting Principles (“GAAP”)

Classified Loans Federal regulations require thrift institutions to classify their loans on a regular basis. Accordingly, the Company has internal policies and procedures in place to evaluate risk ratings on all loans. In addition, in connection with examinations of thrift institutions, federal examiners have authority to classify problem assets as "Substandard", "Doubtful", or "Loss". As of June 30, 2006, $7.6 million or 1.64% of gross loans were adversely classified, which includes non-performing loans. A loan is classified as "Substandard" if it is determined to involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. A loan is classified as "Doubtful" if full collection is highly questionable or improbable. A loan is classified as "Loss" if it is considered uncollectible, even if a partial recovery could be expected in the future. If a loan or portion thereof is classified as "Loss", the Company must either establish a specific allowance for the portion of the asset classified as "Loss" or charge off such amount. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for additional discussion.

Allowances for Losses on Loans and Real Estate  The Company's policy is to establish allowances for estimated losses on specific loans and real estate when it determines that losses are probable and estimable. In addition, the Company maintains a general loss allowance against its loan and real estate portfolios that is based on its own loss experience, management's ongoing assessment of current economic conditions, the credit risk inherent in the portfolios, and the experience of the financial services industry. For additional information, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 3 and 4 of the Company's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data."

Management of the Company believes that the current allowances established by the Company are adequate to cover probable and estimable losses in the Company's loan and real estate portfolios. However, future adjustments to these allowances may be necessary and the Company's results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard.

Investment and Mortgage-Related Securities

The Company periodically invests in collateralized mortgage obligations (“CMOs”) and mortgage backed securities (“MBSs”) (collectively “mortgage-backed and related securities”) and other types of investment securities, including U.S. and state government obligations, securities of various federal agencies, and debt issues by various corporations. As of June 30, 2006, total investment securities represented $60.4 million or 10% of total assets.

The Company’s MBS portfolio is primarily issued or guaranteed by FNMA, FHLMC, and the Government National Mortgage Association (“GNMA”). The Company’s objective in investing in mortgage-backed and related securities varies from time to time depending upon market interest rates, local mortgage loan demand, and the Company’s level of liquidity. The Company’s fixed-rate MBSs are primarily held for investment and management has the intent and ability to hold such securities on a long-term basis or to maturity. Adjustable-rate MBSs are available for sale and are carried at estimated fair value. MBSs have lower credit risk than direct loans because principal and interest on the securities are either insured or guaranteed by the U.S. Government or agencies thereof.

Management believes CMOs represent attractive investment alternatives relative to other investment vehicles, due to the variety of maturity and repayment options available through such investments and due to the limited credit risk associated with such securities. CMOs purchased by the Company represent a participation interest in a pool of single-family residential mortgage loans and are generally rated triple-A by independent credit-rating agencies. In addition, such investments are secured by credit enhancements and/or subordinated tranches or are collateralized by U.S. government agency MBSs. The Company generally invests only in sequential-pay, planned amortization class ("PAC"), and targeted amortization class ("TAC") tranches that, at the time of their purchase, are not considered to be high-risk derivative securities, as defined in applicable regulations. The Company does not invest in support-, companion-, or residual-type tranches. Furthermore, the Company does not invest in interest-only, principal-only, inverse-floating-rate CMO tranches, or similar complex securities.

Other securities held by the company that are not guaranteed by the federal government or a government sponsored agency are limited to the four highest credit categories as established by the major independent credit rating agencies. From time to time the Company will also purchase securities issued by local governments in order to support the primary market area of the Company.

Sources of Funds

General  Customer deposits are the major source of the Company’s funds for lending and other investment purposes. In addition to deposits, the Company derives funds from the amortization and prepayment of loans and mortgage-related securities, the sale or maturity of investment securities, operations and, if needed, borrowings from the FHLB and other sources. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan and security prepayments are influenced significantly by general interest rates and market conditions. FHLB and other borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

Deposits Consumer and commercial deposits are attracted principally from within the Company’s primary market area through the offering of a broad selection of deposit instruments including checking, regular savings, money market deposits, term certificate accounts, and individual retirement accounts. On a limited basis, the Company will negotiate interest rates to attract jumbo certificates and institutional deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company regularly evaluates the internal cost of funds, surveys rates offered by its competitors, and its internal requirements for lending and liquidity, and executes rate changes as deemed appropriate. As of June 30 2006, deposits accounted for $446.1 million or 73% of total liabilities and equity.

From time to time, the Company has also used certificates of deposits sold through third-party brokers (broker deposits) as an alternative to borrowings from the FHLB. FDIC regulations govern the acceptance of brokered deposits by insured depository institutions. As of June 30, 2006, the Company had $3.5 million in brokered deposits outstanding.

FHLB Advances and Other Borrowings The Company may rely upon borrowings from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Borrowings from the FHLB are secured by certain portion of the Company’s home mortgage loans and its mortgage-related securities, as well as stock in the FHLB, a minimum amount of which the Company is required to own. The Company’s other borrowings consist of repurchase agreements made with its commercial business customers. As of June 30, 2006, FHLB advances and other borrowings were $92.8 million and accounted for approximately 15% of the Company’s total liabilities and equity. Borrowings from the FHLB are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities.

Subsidiary Activities

The Company has two wholly-owned subsidiaries: First Federal Bank and Equity Services, Inc (“ESI”). Since the Company engages in no other significant activities beyond its ownership of the Bank, the description of the Company’s activities in this Form 10-K effectively represents a description of the activities of the Bank. ESI is in the business of developing residential lots and dwellings in the Company’s primary market area. In its current project, ESI is building a 20-unit condominium in Dakota Dunes, South Dakota. It is anticipated that this is the last project for ESI and once the project is completed, ESI will become inactive. Net income (loss) from ESI was ($185,000) in fiscal 2006, $9,000 in fiscal 2005, and $54,000 in fiscal 2004. Net income (loss) includes management fees paid to the parent of $24,000 in fiscal years 2006, 2005, and 2004.

The Bank has one active wholly-owned subsidiary. First Financial Corporation (“FFC”), an Iowa corporation, operates a title search and abstract continuation business through its wholly-owned Iowa subsidiary, Sioux Financial Company (“SFC”). FFC is also a majority owner of United Escrow, Inc. (“UEI”), which serves as an escrow agent in Woodbury County, Iowa. FFC’s net income for fiscal years 2006, 2005 and 2004 was $124,000, $77,000, and $135,000, respectively. Net income includes management fees of $133,000 in fiscal 2006, $158,000 in fiscal 2005 and $194,000 in fiscal 2004.

Personnel

As of June 30, 2006, the Company and its wholly-owned subsidiaries had 198 full-time equivalent employees. None of the Company’s employees is represented by a collective bargaining group. The Company believes its relationship with its employees to be good.

Competition

The Company faces significant competition both in attracting deposits and in originating loans. Its most direct competition for deposits has come historically from commercial banks, other savings associations, credit unions, brokerage houses, and insurance companies in its market area. The Company’s market area includes branches of several financial institutions that are substantially larger than the Company in terms of deposits. In addition, a growing number of the Company’s competitors are utilizing the internet to attract deposits both locally and nationwide. The Company competes for savings by offering depositors a high level of personal service and expertise together with a wide range of financial services. This competition for loans has increased substantially in recent years as a result of the large number of institutions choosing to compete in the Company’s market area. An increasing number of these institutions are using the internet to originate and underwrite loans. The Company offers a competitive internet banking product to its retail and business customers. The Company competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers, and builders.

Competition in recent years has increased as a result of the Gramm-Leach-Bliley Act of 1999, which eased restrictions on entry into the financial services market by insurance companies and securities firms. Moreover, to the extent that these changes permit banks, securities firms, and insurance companies to affiliate, the financial services industry could experience further consolidation. This could result in a growing number of larger financial institutions competing in the Company’s primary market area that offer a wider variety of financial services than the Company currently offers. Competition for deposits, for the origination of loans and the provision of other financial services may limit the Company’s growth and adversely impact its profitability in the future.

Regulation

As a federally-chartered, FDIC-insured, savings association, the Bank is subject to examination, supervision, and extensive regulation by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Bank also is subject to regulation issued by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) governing reserves to be maintained against deposits and certain other matters. The OTS examines the Bank and prepares reports for the consideration of the Bank’s Board of Directors on any deficiencies that they may find in the Bank’s operations. The FDIC also regulates the Bank in its role as the administrator of the DIF. The Bank’s relationship with its depositors and borrowers also is affected by other federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank’s mortgage documents. Any change in such regulation, whether by the FDIC, OTS, or the U.S. Congress, could have a material adverse impact on the Company and the Bank and their operations.

The description of certain statutory provisions and regulations applicable to savings associations set forth in the following paragraphs does not purport to be a complete description of such statutes and regulations and their effect on the Bank.

Qualified Thrift Lender Test The HOLA requires savings institutions to meet a qualified thrift lender (“QTL”) test. Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain “qualified thrift investments,” primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly average basis in 9 out of every 12 months. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of June 30, 2006, the Bank’s assets invested in qualifying investments exceeded the percentage required to qualify the Bank under the QTL Test.

Limitation on Capital Distributions OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. An institution, such as the Bank, that exceeds all capital requirements before and after a proposed capital distribution (“Tier 1 Association”) and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to its net income year-to-date plus its net income for the prior two years that is still available for dividend

Loans to One Borrower Under federal law, savings associations are subject to the same limits as those applicable to national banks, which limit loans to one borrower to the greater of $500,000 or 15% of unimpaired capital and unimpaired surplus and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). As of June 30, 2006, the Bank’s loan to one borrower limit was $7.4 million.

Community Reinvestment Act and Fair Lending Laws  Savings associations share a responsibility under the Community Reinvestment Act (“CRA”) and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the “Fair Lending Laws”) prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received a satisfactory CRA rating under the current CRA regulations in its most recent federal examination by the OTS.

Transactions with Related Parties The Bank’s authority to engage in transactions with related parties or “affiliates” (i.e., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act (“FRA”). Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low-quality assets from affiliates is prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Bank’s authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations generally requires such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, the regulation permits executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank’s capital position, and requires certain approval procedures to be followed. At June 30, 2006, the Bank was in compliance with the regulations.

Standards for Safety and Soundness The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) to implement the safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Capital Requirements The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 4.0% leverage ratio if not assigned a composite CAMELS rating of “1” by the OTS (or core capital ratio) and an 8.0% risk-based capital standard. Core capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain mortgage servicing rights (“MSRs”). Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill) plus a specified amount of MSRs. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank, and unrealized gains (losses) on certain available for sale securities.

The risk-based capital standard for savings institutions requires the maintenance of Tier 2 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. The components of Tier 1 (core) capital are equivalent to those discussed earlier under the 3.0% leverage ratio standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. As of June 30, 2006, the Bank exceeded all minimum regulatory capital requirements as specified by the FDIC. For additional discussion, refer to Note 13 of the Company’s Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data."

Insurance of Deposit Accounts The FDIC has adopted a risk-based deposit insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Under current rules the FDIC does not impose a deposit insurance assessment on institutions, such as the Bank, that are well-capitalized and in a supervisory subgroup A. On July, 11, 2006, the FDIC proposed rules that would change how it imposes deposit insurance assessments. Under the proposed rule, a depository institution would be subject to a minimum annual assessment rate of between 2 and 4 basis points based on the total deposits held by the institution. Accordingly, if the FDIC rule were in effect as proposed, at June 30, 2006, the Bank would pay an annual deposit insurance assessment to the FDIC of approximately $89,000 to $178,000.

Federal Reserve System The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2006, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

Miscellaneous Business Activities The activities of savings institutions are governed by the Home Owners’ Loan Act, as amended (the “HOLA”) and, in certain respects, the Federal Deposit Insurance Act (the “FDI Act”). The federal banking statutes, as amended, (1) restrict the solicitation of brokered deposits by savings institutions that are troubled or not well-capitalized, (2) prohibit the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (3) restrict the aggregate amount of loans secured by non-residential real estate property to 400% of capital, (4) permit savings and loan holding companies to acquire up to 5% of the voting shares of non-subsidiary savings institutions or savings and loan holding companies without prior approval, and (5) permit bank holding companies to acquire healthy savings institutions.

Holding Company Regulation The Company is a non-diversified savings and loan holding company within the meaning of the HOLA. As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company.

As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. Upon any non-supervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation. The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

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

Federal law generally provides that no “person,” acting directly or indirectly or through or in concert with one or more other persons, may acquire “control,” as that term is defined in OTS regulations, of a federally-insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove of the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

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

The USA Patriot Act The USA Patriot Act gave the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Certain provisions of the Act impose affirmative obligations on a broad range of financial institutions, including thrifts, like First Federal. These obligations include enhanced anti-money laundering programs, customer identification programs and regulations relating to private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States).

The federal banking agencies have implemented regulations pursuant to the USA Patriot Act. These regulations require financial institutions to adopt the policies and procedures contemplated by the USA Patriot Act. The Bank believes it is in compliance with the requests of the law.

Federal Securities Law Shares of the Company’s common stock are registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is also subject to the proxy rules, tender offer rules, insider trading restrictions, annual and periodic reporting, and other requirements of the Exchange Act.

Federal and State Taxation

Federal Taxation The Company is subject to those rules of federal income taxation generally applicable to Companies under the Internal Revenue Code of 1986, as amended (the "IRC"). The Company, the Bank, and the Bank’s wholly owned subsidiaries file a consolidated federal income tax return The consolidated entity pays taxes at the federal statutory rate of 35% of its taxable income, as defined in the IRC. Refer to Notes 1 and 10 of the Company’s Audited Consolidated Financial Statements, included herein under Part II, Item, 8, "Financial Statements and Supplemental Data," for additional discussion. As of June 30, 2006, the Company had no material disputes outstanding with the Internal Revenue Service.

Iowa Taxation The Bank currently files an Iowa franchise tax return. The state of Iowa imposes a tax on the Iowa franchise taxable income of savings institutions at the rate of 5%. Iowa franchise taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable, and no deduction is allowed for state franchise taxes. The Company and the Bank’s wholly-owned subsidiaries currently file a combined Iowa Corporation income tax return on a fiscal year basis. The state corporation income tax ranges from 6% to 12% depending upon Iowa corporation taxable income. Interest from federal securities is not taxable for purposes of the Iowa corporation income tax.

Delaware Taxation Delaware franchise taxes are imposed on the Company. This tax is based on computations involving the Company’s number of authorized shares outstanding or assumed par value of its capital. The tax is not based on the company’s earnings.

Nebraska Taxation Nebraska franchise taxes are imposed on the Bank. The tax is calculated based on the dollar amount of deposits located in the branches in Nebraska. The amount of tax paid to the state of Nebraska on an annual basis is not significant.

ITEM 1A     RISK FACTORS

The Company’s earnings are significantly affected by general business and economic conditions, including credit risk and interest rate risk.

The Company’s business and earnings are sensitive to general business and economic conditions in the United States and, in particular, the states where it has significant operations. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, the strength of the U.S. and local economies, consumer spending, borrowing and saving habits, and fluctuations in the housing market. For example, an economic downturn, increase in unemployment or higher interest rates could decrease the demand for loans and other products and services and/or result in a deterioration in credit quality and/or loan performance and collectability. Nonpayment of loans, if it occurs, could have an adverse effect on the Company’s financial condition and results of operations. Higher interest rates also could increase the Company’s cost to borrow funds and increase the rate the Company pays on deposits.

The banking and financial services industry is highly competitive, which could adversely affect the Company’s financial condition and results of operations.

The Company operates in a highly competitive environment in the products and services the Company offers and the markets in which the Company serves. The competition among financial services providers to attract and retain customers is intense. Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that provide cost savings to the customer. Some of Company’s competitors may be better able to provide a wider range of products and services over a greater geographic area.

The Company believes the banking and financial services industry will become even more competitive as a result of legislative, regulatory and technological changes and the continued consolidation of the industry. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems. Also, investment banks and insurance companies are competing in more banking businesses such as syndicated lending and consumer banking. Many of the Company’s competitors are subject to fewer regulatory constraints and have lower cost structures. The Company expects the consolidation of the banking and financial services industry to result in larger, better-capitalized companies offering a wide array of financial services and products.

Federal and state agency regulation could increase the Company’s cost structures, or have other negative effects on the Corporation.

The Company and the Bank are heavily regulated at the federal and state levels. This regulation is designed primarily to protect consumers, depositors and the banking system as a whole, not stockholders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways including limiting the types of financial services and products the Company may offer, increasing the ability of non-banks to offer competing financial services and products and/or increasing the Company’s cost structures. Also, the Company’s failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies and damage to its reputation.

The Company is dependent on senior management, and the loss of service of any of the Company’s senior executive officers could cause the Company’s business to suffer.

The Company’s continued success depends to a significant extent upon the continued services of its senior management. The loss of services of any of The Company’s senior executive officers could cause The Company’s business to suffer. In addition, The Company’s success depends in part upon senior management’s ability to implement The Company’s business strategy.

The Company’s stock price can be volatile.

The Company’s stock price can fluctuate widely in response to a variety of factors including actual or anticipated variations in the Company’s quarterly results; new technology or services by the Company’s competitors; unanticipated losses or gains due to unexpected events, including losses or gains on securities held for investment purposes; significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company’s or its competitors; changes in accounting policies; failure to integrate the Company’s acquisitions or realize anticipated benefits from the Company’s acquisitions; or changes in government regulations.

General market fluctuations, industry factors and general economic and political conditions, such as economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, also could cause the Company’s stock price to decrease regardless of its operating results.

ITEM 1B     UNRESOLVED STAFF COMMENTS

At this time the Company does not have any unresolved comments from the Securities and Exchange Commission.

ITEM 2  PROPERTIES

The Company conducts its business through its main office located in Sioux City, Iowa, and 14 branch offices located in its market area. The following table sets forth certain information concerning the main office and each branch office of the Company at June 30, 2006. The aggregate net book value of the Company’s premises and equipment was $12.6 million at June 30, 2006.

		Owned
	Year	or
	Opened or Acquired	Leased

329 Pierce Street	1988	Owned
Sioux City, Iowa 51102

924 Pierce Street	1991	Owned
Sioux City, Iowa 51101

2727 Hamilton Blvd.	1981	Owned
Sioux City, Iowa 51104

301 Plymouth St., N.W.	1990	Owned
Le Mars, Iowa 51031

3839 Indian Hills Dr.	1978	Owned
Sioux City, Iowa 51104

921 Iowa Avenue	1972	Owned
Onawa, Iowa 51040

4211 Morningside Avenue	1965	Owned
Sioux City, Iowa 51106

4701 Singing Hills Blvd.
Sioux City, Iowa 51106	1995	Owned

2738 Cornhusker Drive
South Sioux City, Nebraska 68776	1998	Owned

1025 Main Street	1998	Owned
Grinnell, Iowa 50112

123 W. 2nd Street, North	1999	Owned
Newton, Iowa 50208

1907 1st Avenue E.	1999	Owned
Newton, Iowa 50208

108 E. Washington	1999	Owned
Monroe, Iowa 50170

5260 NW 86th	2005	Leased (1)
Johnston, Iowa 50131

3900 Westown Parkway	1999	Owned
West Des Moines, Iowa 50266

(1) The lease term expires March 15, 2015. The lease provides for tenant’s right and option to extend the term of the lease for two five-year periods.

ITEM 3  LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Company is periodically involved incident to the Company’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal 2006 to a vote of security holders.

PART II

ITEM 5              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the NASDAQ Global Market under the symbol “FFSX.” As of September 1, 2006, the Company had 1,804 stockholders of record (excluding the number of persons or entities holding stock in nominee or “street” name through various brokerage firms), and 3,380,109 shares outstanding. The following table sets forth market price and dividend information for the Company’s common stock. Information is presented for each quarter of the previous two fiscal years.

Fiscal Year Ended June 30, 2006	High	Low	Closing Price	Cash Dividends Declared

First quarter	$20.75	$19.25	$19.25	$0.10
Second quarter	20.50	17.30	19.45	0.10
Third quarter	22.90	19.11	22.60	0.10
Fourth quarter	22.75	21.00	21.70	0.10

Fiscal Year Ended June 30, 2005	High	Low	Closing Price	Cash Dividends Declared

First quarter	$23.60	$20.00	$22.95	$0.10
Second quarter	24.00	22.39	22.80	0.10
Third quarter	23.69	21.40	21.83	0.10
Fourth quarter	22.97	19.60	20.51	0.10

Payment of dividends on the Common Stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company’s results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.

In December 2005, the Company announced a share repurchase plan that allows the Company to purchase 346,000 shares or 10% of the then-issued and outstanding stock. This plan expires in December 2006. For the quarter ended June 30, 2006, no shares have been purchased under the repurchase plan. As of June 30, 2006, there are 225,495 shares that could be repurchased under the plan.

Please refer to item 12, “Security Ownership of Certain Beneficial Owners and Related Stockholder Matters” for discussion of the Company’s equity-based compensation plans.

ITEM 6  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following table sets forth certain selected consolidated financial and other data of the Company at the dates and for the periods indicated. For additional financial information about the Company, reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes included elsewhere herein.

(Dollars in thousands, except per share amounts)
Financial Condition at June 30	2006	2005	2004	2003	2002

Total assets	$612,535	$586,813	$615,522	$627,879	$650,757
Securities available-for-sale, at market	47,320	49,559	84,276	78,112	91,870
Securities held-to-maturity, at cost	13,077	18,197	23,186	44,505	63,295
Loans receivable, net	457,029	433,447	431,857	415,267	418,382
Office property and equipment, net	12,545	13,109	13,277	13,166	13,770
Federal Home Loan Bank (FHLB) stock, at cost	5,162	5,762	6,096	5,707	5,038
Goodwill	18,417	18,417	18,524	18,524	18,524
Deposits	446,056	407,562	429,209	448,944	472,648
Advances from FHLB and other borrowings	92,754	104,564	109,886	102,387	99,065
Stockholders’ equity	68,324	70,295	71,458	69,661	71,263

Operations Data for Years Ended June 30	2006	2005	2004	2003	2002
Total interest income	32,294	29,190	30,489	35,117	40,020
Total interest expense	15,096	11,839	12,666	16,122	22,947
Net interest income	17,198	17,351	17,823	18,995	17,073
Provision for losses on loans	1,920	2,985	1,225	1,730	3,835
Net interest income after provision for
losses on loans	15,278	14,366	16,598	17,265	13,238
Non-interest income:
Service charges on deposit accounts	3,116	3,585	3,931	3,702	3,024
Service charges on loans	365	466	670	940	1,064
Gain on sale of bank branch offices	-	2,185	-	-	165
Gain (loss) on sale of real estate held for development	(222)	60	150	19	331
Net gain (loss) on sale of securities	203	(121)	(65)	309	103
Gain on sale of loans	658	760	1,612	1,544	1,289
Real estate related activities	700	705	1,274	1,509	1,453
Other income	1,724	1,657	1,829	1,773	1,599
Total non-interest income	6,544	9,297	9,401	9,796	9,028
Non-interest expense:
Compensation and benefits	10,028	10,135	10,402	10,215	9,400
Office property and equipment	2,857	2,591	2,542	2,666	2,544
Other non-interest expense	4,410	4,909	4,649	5,781	5,116
Total non-interest expense	17,295	17,635	17,593	18,662	17,060
Net income before income taxes	4,527	6,028	8,406	8,399	5,206
Income taxes	1,195	1,815	2,788	2,794	1,696
Net income	$3,332	$4,213	$5,618	$5,605	$3,510
Earnings per share:
Basic earnings per share	$0.99	$1.19	$1.54	$1.44	$0.85
Diluted earnings per share	$0.98	$1.16	$1.50	$1.41	$0.83

Cash dividends declared per common share	$0.40	$0.40	$0.35	$0.32	$0.32

Selected Consolidated Financial and Other Data (Continued)

Key Financial Ratios and Other Data at or for the Years Ended June 30

	2006	2005	2004	2003	2002
Performance Ratios:
Return on average assets	0.57%	0.72%	0.89%	0.88%	0.54%
Return on average equity	4.75%	5.87%	7.93%	7.91%	4.89%
Average net interest rate spread (1)	2.89%	3.06%	3.06%	3.27%	2.75%
Net yield on average interest-earning assets (2)	3.28%	3.34%	3.24%	3.42%	2.99%
Average interest-earning assets to
average interest-bearing liabilities	113.36%	112.45%	107.96%	105.21%	106.04%
Efficiency ratio (3)	73.46%	71.64%	64.68%	65.59%	66.22%

Asset Quality Ratios:
Nonperforming loans to total loans	1.41%	0.37%	0.99%	1.13%	1.48%
Nonperforming assets as a percentage of total assets (4)	1.08%	0.30%	0.81%	0.81%	1.01%
Allowance for loan losses to total loans	1.18%	1.53%	0.99%	1.10%	1.08%
Allowance for loan losses to total non-performing loans	83.54%	410.89%	99.84%	98.44%	74.04%

Capital, Equity and Dividend Ratios:
Tangible capital	7.66%	8.38%	8.01%	7.65%	7.62%
Core capital	7.66%	8.38%	8.01%	7.65%	7.62%
Risk-based capital	10.83%	12.24%	11.92%	12.64%	12.66%
Average equity to average assets ratio	11.98%	12.30%	11.26%	11.50%	11.11%
Dividend payout ratio	40.82%	34.48%	23.33%	22.70%	38.55%

Other Data:
Book value per common share	$20.21	$19.81	$19.10	$18.29	$16.95
Number of banking offices	15	15	16	16	16

(1)	Average balances include nonaccrual loans. Interest income includes loan fees which are not material.
(2)	Investment securities income and yields are tax-effected.
(3)	Includes interest-earning deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on average interest-earning assets represents net interest income, tax-effected, as a percentage of average interest-earning assets.

Selected Consolidated Financial and Other Data (Continued)

Quarterly Financial Data:
	Three Months Ended
	June	March	December	September
	2006	2006	2005	2005
Interest income	$8,485	$8,253	$7,971	$7,585
Interest expense	4,139	3,892	3,656	3,409
Net interest income	4,346	4,361	4,315	4,176
Provision for loan losses	850	320	510	240
Net interest income after provision	3,496	4,041	3,805	3,936
Non-interest income	1,760	1,434	1,820	1,530
Non-interest expense	4,285	4,454	4,260	4,296
Income before income taxes	971	1,021	1,365	1,170
Income taxes	229	255	367	344
Net income	$742	$766	$998	$826
Earnings per share:
Basic	$0.23	$0.23	$0.29	$0.24
Diluted	$0.22	$0.23	$0.29	$0.24

	Three Months Ended
	June	March	December	September
	2005	2005	2004	2004
Interest income	$7,576	$7,331	$7,020	$7,263
Interest expense	3,239	2,931	2,783	2,886
Net interest income	4,337	4,400	4,237	4,377
Provision for loan losses	1,990	130	105	760
Net interest income after provision	2,347	4,270	4,132	3,617
Non-interest income	1,786	1,595	1,886	4,031
Non-interest expense	4,110	4,570	4,602	4,354
Income before income taxes	23	1,295	1,416	3,294
Income taxes	(149)	397	430	1,137
Net income	$172	$898	$986	$2,157
Earnings per share:
Basic	$0.05	$0.25	$0.28	$0.60
Diluted	$0.05	$0.25	$0.27	$0.58

ITEM 7     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis in this section should be read in conjunction with Item 8, "Financial Statements and Supplementary Data", as well as Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", and Part I, Item 1, "Business".

Critical Judgments and Estimates The Company describes all of its significant accounting policies in Note 1, of the Company's Audited Consolidated Financial Statements, included herein under Item 8. Particular attention should be paid to the Company’s allowance for losses on loans, which require significant management judgments and/or estimates because of the inherent uncertainties surrounding this area and/or the subjective nature of the area. For a discussion of the judgments and estimates relating to allowances for losses on loans, refer to the appropriate section in Note 1 of the Company's Audited Consolidated Financial Statements. Additional discussion is also available in the “Non-Performing Loans”, "Classified Loans" and "Allowances for Losses on Loans" sections of Part I, Item 1, "Business". Finally, information on the impact loss allowances have had on the Company's financial condition and results of operations for the years ending June 30, 2006, 2005, and 2004, can be found, below, in the sections entitled "Financial Condition--Non-Performing Assets" and "Results of Operations--Provisions for Loan Losses".

In addition, significant judgments and/or estimates are made in the valuation of the Company’s goodwill. For a discussion of the judgments and estimates relating to goodwill, refer to the appropriate section in Note 1 of the Company’s Audited Consolidated Financial Statements.

Results of Operations

Overview The Company’s earnings for the years ended June 30, 2006, 2005, and 2004, were $3.3 million, $4.2 million, and $5.6 million, respectively. These amounts represented returns on average assets of 0.57%, 0.72%, and 0.89%, respectively, and returns on average equity of 4.75%, 5.87%, and 7.93%, respectively. Diluted earnings per share during these periods were $0.98, $1.16, and $1.50, respectively.

Earnings declined in fiscal 2006 compared to fiscal 2005 because the Company sold two branch offices in fiscal 2005 which resulted in a gain of $2.2 million in that period. Offsetting this development was a $1.1 million decline in provision for loan losses in fiscal 2006 as compared to fiscal 2005. Earnings in fiscal 2005 as compared to fiscal 2004 were negatively impacted by an increase of $1.8 million in provision for loan losses and a $474,000 reduction in net interest income due to the Company’s smaller asset base after the branch sales. These developments were partially offset by the aforementioned gain on the sale of branch offices.

The following paragraphs discuss the aforementioned changes in greater detail along with other changes in the components of net income during the fiscal years ended June 30, 2006, 2005, and 2004.

Net Interest Income Net interest income decreased by approximately $153,000 or 0.9% and $472,000 or 2.7% during the fiscal years ended June 30, 2006 and 2005, respectively. The decrease in fiscal year 2006 was primarily due to the interest rate spread declining from 3.06% to 2.89%. The Company’s interest rate spread decline was due to its negative funding gap in which liabilities reprice faster than the Company’s assets during a period of rising interest rates. The decrease in fiscal year 2005 was primarily due to a decrease in earning assets, which was due in part to the aforementioned sale of two branch offices.

Management expects market interest rates to remain range bound as the economy starts to slow after the recent Federal Reserve interest rate increases. As a result, management believes the Company will be able to maintain its interest rate spread at or near current levels. However, there can be no assurances.

The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are daily averages.

	Years ended June 30,
	2006			2005			2004
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (1)	$459,239	$29,252	6.37%	$434,029	$25,845	5.95%	$446,030	$26,582	5.96%
Investment securities (2)	65,751	2,982	4.55%	87,157	3,431	3.94%	108,479	4,121	3.80%
Short-term investments and other
interest-earning assets (3)	7,146	300	4.19%	6,956	173	2.49%	5,134	39	0.77%
Total interest-earning assets	532,136	32,534	6.11%	528,142	29,449	5.58%	559,643	30,742	5.50%
Non-interest-earning assets	52,986			55,737			69,026
Total assets	$585,122			$583,879			$628,669

Interest-bearing liabilities:
Deposit liabilities	$369,819	$10,591	2.86%	$362,351	$7,231	2.00%	$401,800	$7,728	1.92%
Borrowings	99,584	4,504	4.52%	107,315	4,608	4.29%	116,596	4,938	4.24%
Total interest-bearing liabilities	469,403	15,095	3.22%	469,666	11,839	2.52%	518,396	12,666	2.44%
Non-interest-bearing:
Deposit liabilities	41,626			38,055			34,405
Other liabilities	4,100			4,351			5,104
Total liabilities	515,129			512,072			557,905
Stockholders’ equity	69,993			71,807			70,764
Total liabilities and
stockholders' equity	$585,122			$583,879			$628,669

Net interest income (2)		$17,439			$17,610			$18,076
Interest rate spread (4)			2.89%			3.06%			3.06%
Net yield on average
interest-earning assets (5)			3.28%			3.34%			3.24%

Ratio of average interest -earning assets
to average interest-bearing liabilities			113.36%			112.45%			107.96%

(1)	Average balances include nonaccrual loans. Interest income includes loan fees which are not material.
(2)	Investment securities income and yields are tax-effected.
(3)	Includes interest-earning deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on average interest-earning assets represents net interest income, tax-effected, as a percentage of average interest-earning assets.

The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in average volume (changes in average volume multiplied by old rate); (ii) changes in rates (change in rate multiplied by old average volume); (iii) changes in rate-volume (changes in rate multiplied by the change in average volume); and (iv) the net change.

	Years Ended June 30,
	2006 compared to 2005				2005 compared to 2004
	Increase (Decrease) Due To				Increase (Decrease) Due To
(In thousands)	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable	$1,823	$1,500	$84	$3,407	$(45)	$(715)	$23	$(737)
Investment securities	512	(831)	(130)	(449)	163	(817)	(36)	(690)
Other interest-earning assets	118	5	4	127	88	14	32	134
Change in interest income	2,453	674	(42)	3,085	206	(1,518)	19	(1,293)

Interest-bearing liabilities:
Deposit liabilities	3,116	149	95	3,360	321	(757)	(61)	(497)
Borrowings	247	(332)	(19)	(104)	58	(394)	6	(330)
Change in interest expense	3,363	(183)	76	3,256	379	(1,151)	(55)	(827)
Change in net interest income	$(910)	$857	$(118)	$(171)	$(173)	$(367)	$74	$(466)

Provision for Loan Losses Provision for loan losses was $1.9 million, $3.0 million, and $1.2 million during the years ended June 30, 2006, 2005, and 2004, respectively. Fiscal 2006 includes a $0.9 million provision related to a construction contractor/manufacturer that began to experience significant cash flow problems during the period. Fiscal 2005 includes a $2.3 million provision related to an electrical contractor that experienced significant operating problems on certain large projects during the period. Both of these loan relationships are described in greater detail under “Financial Condition - Non-Performing and Adversely Classified Assets.”

As of June 30, 2006, 2005, and 2004, the Company’s allowance for loan losses was $5.5 million, $6.7 million, and $4.3 million, respectively, or 1.18%, 1.53%, and 0.99% of loans receivable, respectively. The allowance for loan losses was 84%, 411%, and 100% of non-performing loans as of the same dates, respectively. The following table summarizes the activity in the Company's allowance for loan losses during each of years indicated.

	At June 30,
(Dollars in thousands)	2006	2005	2004	2003	2002
Allowance for loan losses at beginning of period	$6,718	$4,316	$4,615	$4,584	$4,737
Provision charged to operations	1,920	2,985	1,225	1,730	3,835
Charge-offs:
One- to four-family residential	(36)	(90)	(109)	(115)	(5)
Multi-family and non-residential real estate	(264)	(8)	(229)	(721)	(697)
Commercial business	(2,516)	(115)	(691)	(131)	(2,640)
Consumer	(457)	(473)	(624)	(1,098)	(859)
Total charge-offs	(3,273)	(686)	(1,653)	(2,065)	(4,201)

Recoveries	101	103	129	366	213
Allowance for loan losses at end of period	$5,466	$6,718	$4,316	$4,615	$4,584

Allowance for loan losses as a % of total loans outstanding	1.18%	1.53%	0.99%	1.10%	1.08%
Allowance for loan losses as a % of non-performing loans	83.54%	410.89%	99.84%	98.44%	74.04%
Net loans charged off as a % of average loans outstanding	0.69%	0.13%	0.34%	0.41%	0.94%

The follwing table summarizes the allocation of the Company’s allowance for loan losses and the percentage of loans in each category to total loans.

	At June 30,
(Dollars in thousands)	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Balance at end of period applicable to:
One- to four-family residential	$302	28.87%	$441	32.78%	$457	37.73%	$490	45.68%	$395	38.88%
Multi-family and non-residential real estate	1,804	45.17%	1,727	40.84%	1,827	33.57%	2,377	26.92%	2,446	32.51%
Commercial business	2,597	11.79%	3,576	8.50%	970	6.74%	674	3.87%	619	3.66%
Consumer	763	14.17%	974	17.88%	1,062	21.96%	1,075	23.53%	1,123	24.95%
Total allowance for loan losses	$5,466	100.00%	$6,717	100.00%	$4,316	100.00%	$4,615	100.00%	$4,584	100.00%

Non-Interest Income Non-interest income for the years ended June 30, 2006, 2005, and 2004, was $6.5 million, $9.3 million, and $9.4 million, respectively. These amounts represented 28%, 35%, and 35% of the Company’s total revenue during such periods, respectively. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 2005 to 2006 and 2004 to 2005.

Service Charges on Deposit Accounts Service charges on deposit accounts were $3.1 million, $3.6 million, and $3.9 million at June 30, 2006, 2005, and 2004, respectively. The declines in fiscal 2006 and fiscal 2005 can be attributed to the reduction in the number of transaction accounts subject to service charges. The reduction of the accounts was largely due to the transfer of accounts in the sale of the two northwest Iowa branch offices.

Service Charges on Loans Services charges on loans totaled $365,000, $466,000, and $670,000 for the fiscal years 2006, 2005, and 2004, respectively. The decline in loan service charges are primarily due to decline in prepayments as interest rates increased, and therefore, prepayment penalties assessed.

Gain on Sale of Bank Branch Offices In fiscal 2005, the Company sold two bank branch offices in northwest Iowa for a gain of $2.2 million. Management does not anticipate the Company selling any additional branches, although there can be no assurances.

Gain (loss) on Sale of Real Estate Held for Investment In fiscal 2006, fiscal 2005, and fiscal 2004, the gain (loss) on the sale of real estate held for investment was ($222,000), $60,000, and $150,000, respectively. The loss in Fiscal year 2006, is due to cost overruns on a condominium project located in Sioux City, Iowa.

Gain (loss) on Sale of Securities Gain (loss) on sale of securities in fiscal 2006, fiscal 2005, and fiscal 2004 was $203,000, ($121,000), and ($65,000), respectively. The gain in fiscal 2006 is due to the sale of another financial institution’s bank stock that was held by the holding company. Losses in fiscal 2005 and 2004 were due to redemption of mutual funds from the Bank’s investment portfolio.

Gain on Sale of Loans Gain on sale of loans was $658,000, $760,000, and $1.6 million at June 30, 2006, 2005, and 2004. The decrease in the gain on sale of loans can be attributed to the decrease in fixed rate mortgage origination volumes. Volumes declined as interest rates increased, which in turn, slowed the mortgage refinance business.

Real Estate Related Activities Income from real estate related activities for the fiscal 2006, 2005, and 2004 were $700,000, $705,000, and $1.3 million, respectively. This income is primarily from the Company’s abstracting activities. The decrease in income over the past two years is also attributable to the overall declines in the origination of mortgage loan volume in the Company’s market.

Other Income Other income totaled $1.7 million in fiscal 2006, and 2005, and $1.8 million in fiscal 2004. Other income represents income primarily derived from the sale of fixed annuities and mutual funds; rental income; and income from United Escrow, Inc.

Non-interest Expense Non-interest expense for the years ended June 30, 2006, 2005, and 2004, was $17.3 million, $17.6 million, and $17.6 million, respectively. Non-interest expense as a percentage of average assets during these periods was 2.96%, 3.02%, and 2.80%, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 2005 to 2006 and 2004 to 2005.

Compensation and Benefits For fiscal years 2006, 2005, and 2004, compensation and benefits totaled $10.0 million, $10.1 million, and $10.4 million, respectively. The decrease in compensation and benefits expense during those periods was primarily due to a decrease in the number of full-time-equivalent employees from 223 for fiscal 2004 to 207 for fiscal 2005 and then to 198 at fiscal 2006. Compensation expense also decreased due to lower net earnings for fiscal 2005 and fiscal year 2006 which resulted in a decrease in incentive pay during these periods.

   Office Property and Equipment In fiscal year 2006, 2005, and 2004, office property and equipment expense totaled $2.9 million, $2.6 million, and $2.5 million, respectively. The increase in fiscal 2006 can be attributed to expenses related to the opening of a branch in Johnston, Iowa and increases in software maintenance expense.

Other Expenses Other expenses for the years ended June 30, 2006, 2005, and 2004, were $4.4 million, $4.9 million, and $4.6 million. The increase in other expenses from 2004 to 2005 was primarily due to expenses related to Sarbanes-Oxley Section 404 compliance (professional fees). These expenses declined in 2006, as most of the work in 2005 was non-reoccurring set-up work. Printing, postage, courier, stationary and supplies slightly increased in 2005 due expenses related to opening the Johnston, Iowa branch, but then fell in 2006, due to decreases in the amount of full time employees in the Company. Bank accounts and item processing also increased in 2005 and 2006. These increases are due to increased costs related that are charged to us by our service provider.

Income Tax Expense  Income tax expense for the years ended June 30, 2006, 2005 and 2004, was $1.2 million, $1.8 million, and $2.8 million, respectively, or 26.4%, 30.1%, and 33.2% of pretax income, respectively. The decline in the tax rates is due to tax exempt income comprising a larger percentage of pretax income for the last three fiscal years. Tax exempt income is becoming a larger percentage of pretax income due to increases in tax exempt loans and increases in the cash surrender value of the bank owned life insurance.

Financial Condition

Overview The Company’s total assets increased $25.7 million or 4.4% during fiscal year 2006. The increase is primarily due to an increase in loans receivable. Also contributing, were increases in interest-bearing deposits with other financial institutions offset by a decline from the Company’s investment securities. The increase in total assets was funded by a $38.5 million or 9% increase in deposits that was partially offset by an $11.8 million or 11% decline in FHLB and other borrowings.

Interest-Bearing Deposits with Banks Interest-bearing deposits with banks, which consist of overnight investments at the FHLB, increased by $8.5 million from $16.2 million at June 30, 2005, to $24.7 million at June 30, 2006. The increase was principally due to deposit growth which outpaced loan growth during the most recent fiscal year. These funds will be used to pay down funding sources as they mature or will be reinvested in other interest-earning assets.

Securities Available for Sale and Held for Investment Total securities decreased from $67.8 at the end of fiscal year 2005 to $60.4 million at the end of fiscal year 2006. The decrease was primarily due to maturities and repayments of the Company’s mortgage-related securities.

The following table sets forth the carrying value of the Company’s investment securities portfolio.

	At June 30,
(Dollars in thousands)	2006	2005	2004
Investment securities - available-for-sale:
U.S. Government and agency securities	$12,662	$16,492	$16,780
Mortgage-backed securities	13,221	20,176	24,479
Other securities	21,437	12,891	43,017
Total fair value and carrying value	$47,320	$49,559	$84,276
Total amortized cost	$47,840	$49,305	$84,801

Investment securities - held to maturity:
Mortgage-backed securities	$5,809	$8,331	$12,111
Other securities	7,268	9,866	11,075
Total amortized cost and carrying value	$13,077	$18,197	$23,186
Total fair value	$12,972	$18,611	$23,762

The table below sets forth the scheduled maturities, carrying values, and average yields for the Company’s investment securities at June 30, 2006.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars In Thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Investment securities available-for-sale:
U.S. Government and agency securities	$2,949	2.88%	$9,713	3.97%	-	-	-	-	$12,662	3.71%
Mortgage-backed securities	-	-	765	4.00%	1,026	4.74%	11,430	4.71%	13,221	4.67%
Other securities	9,987	5.33%	-	-	2,387	6.87%	9,063	6.76%	21,437	6.11%
Total available-for-sale	$12,936	4.77%	$10,478	3.97%	$3,413	6.23%	$20,493	5.62%	$47,320	5.07%

Investment securities held-to-maturity:
Mortgage-backed securities	$13	7.50%	$854	5.89%	$3,905	5.78%	$1,037	6.18%	$5,809	5.87%
Other securities	565	6.29%	2,443	6.01%	2,166	6.32%	2,094	6.35%	7,268	6.22%
Total held-to-maturity	$578	6.32%	$3,297	5.98%	$6,071	5.97%	$3,131	6.29%	$13,077	6.07%

(1) Municipal securities are tax-effected.

Loans Receivable Loans receivable increased $22.3 million or 5% from June 30, 2005, to June 30, 2006. This growth was primarily attributed to an increase in non-residential real estate and multi-family real estate loans. These types of loans increased $29.4 million to $209.1 million at June 30, 2006 from $179.7 million at June 30, 2005. Commercial business loans also increased $17.2 million to $54.6 million from $37.4 million during fiscal year 2006. These increases were offset by decreases in one-to-four family, home equity and second mortgages, and automobile loans. Decreases in the one-to-four family residential loans are attributed to customers continuing to prefer to borrow long term at fixed-rates which the Company generally sells rather than adjustable-rate mortgages which the company generally keeps in its portfolio.

The following table sets forth information regarding the Company's loan portfolio, by type of loan on the dates indicated.

(Dollars in thousands)	2006		2005		2004		2003		2002
One- to four-family residential (1)	$133,630	29.25%	$144,238	33.28%	$164,579	38.15%	$191,890	46.21%	$164,816	39.39%
Multi-family residential (2)	51,984	11.37%	46,070	10.63%	45,156	10.46%	35,051	8.44%	56,537	13.51%
Non-residential real estate (3)	157,099	34.38%	133,626	30.83%	101,297	23.48%	78,064	18.80%	81,232	19.42%
Commercial business loans	54,586	11.94%	37,396	8.63%	29,416	6.82%	16,256	3.91%	15,502	3.71%
Home equity & second mortgage	29,850	6.53%	32,134	7.41%	38,377	8.89%	36,962	8.90%	40,347	9.64%
Auto loans	5,404	1.18%	9,611	2.22%	17,755	4.11%	26,292	6.33%	32,168	7.69%
Other non-mortgage loans (4)	30,320	6.63%	36,940	8.52%	39,651	9.19%	35,588	8.57%	33,241	7.95%
Loans in process, unearned
discounts and premiums, and net
deferred loan fees and costs	(378)	-0.08%	150	0.03%	(410)	-0.10%	(221)	-0.05%	(877)	-0.21%
Subtotal	462,495	101.20%	440,165	101.55%	435,821	101.00%	419,882	101.11%	422,966	101.10%
Allowance for loan losses	(5,466)	-1.20%	(6,718)	-1.55%	(4,316)	-1.00%	(4,615)	-1.11%	(4,584)	-1.10%
Total loans, net	$457,029	100.00%	$433,447	100.00%	$431,505	100.00%	$415,267	100.00%	$418,382	100.00%

(1) Includes construction loans on one- to four-family residential units.
(2) Includes construction loans on multi-family residential units.
(3) Includes construction loans on non-residential real estate.
(4) Includes other secured non-mortgage loans, unsecured personal loans and loans on deposits.

The table on the flowing page sets forth the maturity schedule for real estate construction and commercial business loans as of June 30, 2006.

			One		Three
	Within	Weighted	Through	Weighted	Through	Weighted	Beyond	Weighted		Weighted
	One Year	Rate	Three Years	Rate	Five Years	Rate	Five Years	Rate	Total	Rate
Real estate construction loans:
One- to four- family properties
Adjustable	$1,886	8.59%	$1,824	8.41%	-	-	-	-	$3,710	8.50%
Fixed	3,117	6.46%	-	-	-	-	-	-	3,117	6.46%
Total one- to four-family construction	5,003	7.26%	1,824	8.41%	-	-	-	-	6,827	7.57%
Multi-family properties:
Adjustable	-	-	10,289	8.54%	-	-	-	-	10,289	8.54%
Fixed	1,202	5.75%	-	-	-	-	-	-	1,202	5.75%
Total multi-family construction	1,202	5.75%	10,289	8.54%	-	-	-	-	11,491	8.25%
Nonresidential properties:
Adjustable	15,971	8.35%	1,570	9.54%	-	-	-	-	17,541	8.46%
Fixed	1,455	7.21%	-	-	-	-	-	-	1,455	7.21%
Total non-residential construction	17,426	8.25%	1,570	9.54%	-	-	-	-	18,996	8.36%

Commercial business loans:
Adjustable	11,705	8.69%	3,218	8.33%	$1,679	8.21%	$17,218	6.87%	33,820	7.71%
Fixed	2,765	9.38%	6,479	5.55%	10,361	7.13%	1,161	7.30%	20,766	6.95%
Total commercial business loans	14,470	8.82%	9,697	6.47%	12,040	7.28%	18,379	6.90%	54,586	7.42%
Total real estate construction and
commercial business loans	$38,101	8.26%	$23,380	7.74%	$12,040	7.28%	$18,379	6.90%	$91,900	7.73%

The following table sets forth a breakdown of fixed and variable rate real estate construction and commercial business loans that are due After June 30, 2007.

		Floating or
	Predetermined	Adjustable
	Rates	Rates	Total
Real estate construction loans:
One- to four- family properties	-	$1,824	$1,824
Multi-family properties	-	10,289	10,289
Nonresidential properties	-	1,570	1,570
Commercial business loans	$18,001	22,115	40,116
	$18,001	$35,798	$53,799

The following table sets forth the Company’s gross loan originations, loans purchased, and loans sold for the periods indicated.

	At June 30,
(Dollars in thousands)	2006	2005	2004
Loans originated: (1)
Conventional one- to four-family real estate loans:
Construction loans	$16,091	$12,661	$15,701
Loans on existing property	27,883	47,785	26,369
Loans refinanced	13,838	14,931	46,315
Insured and guaranteed loans	12,828	6,497	20,268
Multifamily and non-residential real estate:
Construction loans	21,785	28,768	16,854
Loans on existing property	53,825	41,073	44,147
Commercial loans	56,811	47,031	46,745
Consumer loans	17,165	10,692	32,390
Total loans originated	$220,226	$209,438	$248,789
Loans purchased:
One- to four-family	$239	$1,542	$510
Multifamily and non-residential real estate	26,541	30,606	36,156
Total loans purchased	$26,780	$32,148	$36,666
Loans sold:
One- to four-family	$36,286	$34,547	$38,279
Multifamily and non-residential real estate	$6,831	$6,556	$1,300
Total loans sold	$43,117	$41,103	$39,579
One- to four-family residential loans sold to government sponsored agencies	-	-	$37,371
Loans transferred on sale of branch offices	-	$17,029	-
(1) Originations may include draws on loans originated in prior fiscal years.

Federal Home Loan Bank Stock  The Company’s FHLB stock decreased from $5.8 million at June 30, 2005 to $5.2 million at June 30, 2006. The decrease was a direct result of the Company having less FHLB advances.

Goodwill The Company’s goodwill remained at by $18.4 million at June 30, 2006. The company’s goodwill was created primarily as a result of the purchases of two other financial institutions in 1998 and 1999.

Deposit Liabilities The Company’s deposit liabilities increased by $38.5 million or 9% during the twelve months ended June 30, 2006. The increase is primarily due to increases in interest-bearing checking accounts. During the fiscal year, the Company promoted its “One and Done Checking” which provides customers with the convenience of a checking account, as well as an interest rate that is competitive with money market deposits. Also contributing to the increase was certificates of deposit. Certificates of deposits increased $18.6 million from $212.3 million at fiscal year-end 2005, to $230.9 million at fiscal year-end 2006. Management attributes much of this growth to the strategy of pricing the Company’s certificates of deposit more competitively and more consistently.

The following table sets forth a breakdown of the Company’s deposits at June 30, 2006.

(Dollars in thousands)	2006			2005			2004
	Average Amount	Percent of total deposits	Weighted Average Rate	Average Amount	Percent of total deposits	Weighted Average Rate	Average Amount	Percent of total deposits	Weighted Average Rate
Noninterest-bearing checking	$41,626	10.12%	-	$38,055	9.50%	-	$34,405	7.89%	-

Interest-bearing deposit liabilities:
Interest-bearing checking	55,021	13.37%	1.57%	46,583	11.63%	0.52%	51,372	11.78%	0.22%
Money market accounts	66,253	16.10%	2.65%	75,559	18.87%	1.31%	82,477	18.91%	0.72%
Savings accounts	28,569	6.94%	0.50%	33,320	8.32%	0.37%	34,506	7.91%	0.21%
Certificates of deposit	219,976	53.47%	3.56%	206,889	51.68%	2.84%	233,445	53.51%	2.98%
Total interest-bearing	369,819	89.88%	2.86%	362,351	90.50%	2.00%	401,800	92.11%	1.92%
Total deposit liabilities	$411,445	100.00%		$400,406	100.00%		$436,205	100.00%

The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated.

	At June 30,
(Dollars in thousands)	2006	2005	2004
Certificates of deposit classified by rate:
2% or less	$6,011	$32,783	$87,303
2.01% - 3.00%	20,668	63,147	53,429
3.01% - 4.00%	62,573	80,235	29,877
4.01% - 5.00%	119,027	27,378	36,170
over 5.00%	22,656	8,780	16,299
Total certificates of deposit	$230,935	$212,323	$223,078

The following table sets forth the amount and maturities of certificates of deposit at June 30, 2006.

	Amount Due
	One Year	Over One to	Over Two to	After
(In thousands)	and Less	Two Years	Three Years	Three Years	Total
Certificates of deposit classified by rate:
2% or less	$5,762	$221	$28	-	$6,011
2.01% - 3.00%	16,245	3,384	999	$40	20,668
3.01% - 4.00%	32,503	23,859	3,918	2,293	62,573
4.01% - 5.00%	86,461	23,489	5,231	3,846	119,027
over 5.00%	17,183	5,227	201	45	22,656
Total certificates of deposit	$158,154	$56,180	$10,377	$6,224	$230,935

The following table indicates the amount of the Company’s certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of June 30, 2006.

		Weighted
		Average
(Dollars in thousands)	Amount	Stated Rate
Time remaining until maturity:
Three months or less	$8,724	3.81%
Over three through six months	8,063	4.13%
Over six through twelve months	13,867	4.47%
Over twelve months	7,772	4.19%
Total certificates of deposit $100,000 and over	$38,426	4.19%

FHLB Advances and Other Borrowings  The Company’s FHLB advances and other borrowings declined $11.8 million from $104.6 million at fiscal year-end 2005 to $92.8 million in fiscal year-end 2006. During fiscal year 2006, the Company borrowed $9 million from the FHLB to offset the $22 million of existing FHLB advances that matured during the year. In addition, the Company’s other borrowings increased $1.2 million from fiscal 2005 to fiscal 2006 due to increases in the number of commercial customers entering into repurchase agreements with the Company.

Non-Performing and Adversely Classified Assets

The Company’s non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and other repossessed property) amounted to $6.6 million or 1.08% of total assets at June 30, 2006, compared to $1.8 million or 0.30% at June 30 2005.

The following table sets forth information regarding non-accrual loans, loans past due 90 days or more and still accruing and other non-performing assets at the dates indicated.

	At June 30,
(Dollars in thousands)	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis:
One- to four-family residential	$1,104	$496	$966	$335	$527
Multi-family residential	-	-	-	2,426	2,857
Non-residential real estate	346	143	1,645	628	824
Commercial business	4,835	227	113	-	584
Consumer	258	301	267	302	314
Total	6,543	1,167	2,991	3,691	5,106

Loans accounted for on an accrual basis (1)(2):
One-to four family residential	-	468	1,332	997	780
Consumer	-	-	-	-	305
Total	-	468	1,332	997	1,085
Total non-performing loans	6,543	1,635	4,323	4,688	6,191
Other non-performing assets (3) (4)	73	142	693	412	410
Total non-performing assets	$6,616	$1,777	$5,016	$5,100	$6,601
Restructured loans not included in
other non-performing categories above (5)	$2,126	$7,517	$3,691	$3,005	$-

Non-performing loans as a percentage of total loans	1.41%	0.37%	0.99%	1.13%	1.48%
Non-performing assets as a percentage of total assets	1.08%	0.30%	0.81%	0.81%	1.01%

_______________________________________________________
(1)	Includes loans 90 days or more contractually delinquent.
(2)	For fiscal years prior to 2006, delinquent FHA/VA guaranteed loans and delinquent loans with past due interest that, in the opinion of management, was collectible, were not placed on non-accrual status.

(3)	Includes the net book value of real property acquired by the Company through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is carried at the lower of cost or fair market value less estimated costs of disposition.

(4)	Includes repossessed automobiles, boats and trailers carried at the lower of cost or fair market value less estimated costs of disposition. Total carrying amount was $3,000, $73,000 and $151,000, respectively, at June 30, 2006, 2005 and 2004.

(5)	Restructured lonas have had amounts added to the principal balance and/or the terms of the debt modified. Modification terms include payment extensions, interest only payments, and longer amortization periods, among other possible concessions.

Non-performing assets increased from $1.8 million at June 30, 2005, to $6.6 million at June 30, 2006. The primary reason for the increase is due to three loans that are discussed later on in this section.

As of June 30, 2006, the Company’s adversely classified assets $7.6 million compared to $9.8 million at June 30, 2006. Adversely classified assets include assets characterized as non-performing above. The decline in adversely classified assets during fiscal 2006 was primarily due to the charge off of $2.0 million against loans made to an electrical contractor. Further discussion of this borrower is made later on in this section.

As of June 30, 2006, the Company was closely monitoring four large loan relationships amounting to $6.1 million that were not performing in accordance with their original and/or restructured loan terms and which were classified as “Substandard” or “Doubtful” as of that date. These four loan relationships accounted for over 80% of the Company’s adversely classified assets as of June 30, 2006. The following paragraphs contain a brief discussion of each relationship.

In 2003 the Company increased its loans outstanding to an electrical contractor to finance a number of large projects. In 2004 and 2005 the borrower experienced significant operating problems due to unanticipated fluctuations in labor and material costs on certain of these projects. These developments had a detrimental impact on the borrower’s cash flow and its ability to honor the original terms of its debt obligations. This loan relationship, which originally totaled $4.2 million, was classified as “Substandard” and then “Doubtful” during the course of fiscal year 2005 and was substantially restructured near the end of that year. In addition, a loss allowance of $2.3 million was established during fiscal 2005 based on the estimated value of the collateral securing the loan, which consisted of a mix of real estate, inventory, accounts receivable, and equipment. This loan was not classified as non-performing at June 30, 2005, because the borrower had me the terms of the restructuring as of that date. Despite making $0.4 million in payments during fiscal year 2006, the borrower was unable to honor the terms of the original restructuring. As a result, the relationship was restructured a second and third time during fiscal 2006. These restructurings resulted in separate charge-offs against the loss allowance of $1.1 million and $0.9 million in fiscal 2006. As of June 30, 2006, the borrower was current with respect to payments under the third restructuring. However, the loan relationship remained classified as “Doubtful” and on non-accrual status. The remaining loan balance at June 30, 2006, was $1.8 million and the remaining allowance for loan loss was $0.3 million. Management believes this loss allowance is adequate, although there can be no assurances.

In 2004 the Company increased its loans outstanding to a construction contractor and manufacturer to expand its operations into a new line of business. In late calendar year 2005 the borrower began to experience significant operating and cash flow problems due to the failure of the new venture. These developments had a negative impact on the borrower’s ability to honor the original terms of its debt obligations. During the fourth quarter of fiscal year 2006 the Company classified the related loans, which totaled $2.1 million, as “Substandard,” placed them on non-accrual, and restructured the relationship. In addition, the Company established a loss allowance of $0.9 million based on the estimated value of the collateral, which consisted of a mix of real estate, inventory, accounts and lease receivables, and equipment. As of June 30, 2006, the borrower was current with respect to payments under the restructuring. However, management believes it is probable that the loan will require further restructuring and/or liquidation, which supports the need for the aforementioned loss allowance of $0.9 million. Furthermore, the restructured relationship remains on non-accrual status. Management believes this loss allowance is adequate, although there can be no assurances.

Since 2002 a borrower involved in the construction of agricultural-related structures has experienced operating and cash flow problems related to losses on certain projects, employee fraud, and unsatisfied tax liens. Prior to fiscal year 2006 this relationship was restructured, and was classified as “Substandard”, but remained in an accrual status. As of June 30, 2006, the loans to this borrower totaled $1.2 million and were performing in accordance with the restructured terms. The loan continues on accrual status but remains classified as “Substandard”. Management believes this relationship is adequately secured by the underlying collateral, which consists primarily of real estate and to a lesser degree, equipment. However, there can be no assurances that losses will be recorded in the future based on deterioration in this credit relationship and/or the underlying collateral.

Since 2002 a commercial excavating contractor with $1.0 million in loans outstanding to the Company as of June 30, 2006, has experienced significant operating and cash flow problems due to losses incurred on certain large projects. Prior to fiscal year 2006 this relationship was classified as “Substandard” and a loss allowance of $0.6 million was established. The allowance was based on the estimated value of the collateral, which consisted of real estate and equipment. Due to continuing concerns about the borrower’s operations, the relationship was further downgraded to “Doubtful” in fiscal year 2006. In addition, the loan relationship was restructured for the full amount of the $1.0 million during the period. As of June 30, 2006, the borrower was current with respect to payments under the restructuring. However, management remains concerned about the ability of the borrower to honor the terms of the restructuring. As a result, the $0.6 million loss allowance remains in place. Furthermore, the restructured relationship was placed on non-accrual status. Management believes this loss allowance is adequate, although there can be no assurances.

 Liquidity and Capital Resources

The Company's primary sources of funds are deposits obtained through its branch office network, borrowings from the FHLB and other sources, amortization, maturity, and prepayment of outstanding loans and investments, and sales of loans and other assets. During 2006, 2005, and 2004, the Company used these sources of funds to fund loan commitments, purchase loans, and cover maturing liabilities and deposit withdrawals. The Company had a total of $56.1 million of loan commitments outstanding as of June 30, 2006. In addition, at June 30, 2006, the Company had $158.2 million in certificates of deposits, $25.5 million in FHLB advances, and $3.8 million in other borrowings that were scheduled to mature within one year. Management believes that the Company has adequate resources to fund all of these obligations as well as the loan commitments it makes in the normal course of its business. The Company also believes it can adjust the rates it offers on certificates of deposit and other customer deposits to retain these deposits in changing interest rate environments. Under FHLB lending and collateralization guidelines, the Company had approximately $45.6 million in unused borrowing capacity at the FHLB as of June 30, 2006.

The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well-capitalized" institution). At June 30, 2006, the Bank's regulatory capital exceeded all regulatory minimum requirements, as well as the amount required to be classified as a "well-capitalized" institution. For additional discussion, refer to Note 13 of the Company's Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

The Company paid cash dividends of $1.3 million, $1.4 million, and $1.3 million during the years ended June 30, 2006, 2005, and 2004, respectively. These amounts equated to dividend payout ratios of 40.8%, 34.5%, and 23.3% of the net income in such periods, respectively

The following table presents, as of June 30, 2006, the expected future payments of the Bank’s contractual obligations.

	Payments Due in:
(In thousands)	Less than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	Five Years or Greater	Total
FHLB Advances	$25,500	$55,500	$8,000	$0	$89,000
Other borrowings (1)	3,754	-	-	-	3,754
Operating lease	108	219	227	$437	991
Off-balance-sheet (2)	54,587	-	-	-	54,587
Total	$83,949	$55,719	$8,227	$437	$148,332
(1) Includes securities sold under repurchase agreements.
(2) Includes commitments to extend credit, net of commitments to sell loans.

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has utilized the following strategies in recent years in an effort to reduce interest rate risk: (a) the Company seeks to originate commercial and consumer loans; (b) the Company closely manages the extent to which fixed-rate residential mortgage loans are held in portfolio; (c) the Company seeks to lengthen the maturity of deposits, when cost effective, through the pricing and promotion of certificates of deposit; (d) the Company seeks to attract checking and other transaction accounts which generally have a lower interest cost and which tend to be less interest rate sensitive when interest rates rise; (e) the Company seeks to originate and hold in portfolio adjustable rate loans which have annual interest rate adjustments; (f) the Company uses Federal Home Loan Bank advances, within approved limits, to fund the origination of fixed rate loans; (g) the Company utilizes various investment portfolio strategies to manage the cash flow, prepayment and effective maturity of the investment portfolio within the context of the entire balance sheet; and (h) the Company also uses brokered deposits and retail repurchase agreements, within approved limits, to fund loan production.

The Company has an Asset/Liability Management Committee (the “ALCO”), which includes the Company’s President, Chief Financial Officer and other senior Company officers. The ALCO meets monthly to review loan pricing and production, deposit pricing and production, interest rate risk analysis, investment portfolio activities, liquidity position and compliance with the Asset Liability Management (“ALM”) Policy and Investment Policy of the Company. The ALM Policy and the Investment Policy were established by the ALCO and approved by the Company’s Board of Directors. These policies contain specific guidance regarding balance sheet and investment portfolio management. The ALM Policy specifically limits the exposure of earnings at risk. ALCO reports are provided to the Board of Directors on a monthly basis detailing asset/liability management performance measurements.

Market Risk Management

Market risk is the risk of loss arising from adverse changes in market prices and rates. The Company's market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates might adversely affect the Company's net interest income or the economic value of its portfolio of assets, liabilities, and off-balance sheet contracts. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposures and how those exposures were managed in fiscal 2006 have changed significantly when compared to fiscal 2005.

Management uses a Net Portfolio Value (“NPV”) model to monitor the interest rate risk of the Company. NPV is defined as the market value of the Company’s assets less the market value of the Company’s liabilities. The NPV of the Company, assuming no change in interest rates (the “Base Case Scenario”), was $61.3 million and $57.8 million, respectively, at June 30, 2006 and 2005. The NPV ratio (defined as NPV divided by the market value of the Company’s assets) in the Base Case Scenario was 10.13% and 10.00%, respectively, at June 30, 2006 and 2005. The Board of Directors has established market risk limits for various interest-rate scenarios based on the Company's tolerance for risk. At June 30, 2006, the NPV Ratio was inside the board limits in all measured rate-change scenarios. The Company primarily relies on the OTS’s Net Portfolio Value Model (the “Model”) to measure its susceptibility to interest rate changes. The Model estimates the market value of each type of asset, liability, and off-balance sheet contract after various assumed instantaneous, parallel shifts in the Treasury yield curve both upward and downward.

The Model uses an option-based pricing approach to value one-to-four family mortgages, mortgages serviced by or for others, and firm commitments to buy, sell, or originate mortgages. This approach makes use of an interest rate simulation program to generate numerous random interest rate paths that, in conjunction with a prepayment model, are used to estimate mortgage cash flows. Prepayment options and interest rate caps and floors contained in mortgages and mortgage-related securities introduce significant uncertainty in estimating the timing of cash flows for these instruments that warrants the use of this sophisticated methodology. All other financial instruments are valued using a static discounted cash flow method. Under this approach, the present value is determined by discounting the cash flows the instrument is expected to generate by the yields currently available to investors from an instrument of comparable risk and duration.

The following table sets forth the market value estimates for major categories of financial instruments of the Company at June 30, 2006, as calculated by the Model. The table shows the present value of the instruments in the Base Case Scenario (no change in interest rates) and under an interest rate shock scenario of +/- 200 basis points. As illustrated in the table, the Company’s NPV decreases in the rising rate scenario. As market interest rates increase, the market values of the Company’s portfolio of loans and securities decrease and prepayments slow. Interest rate risk limits established by ALCO include: (a) a post-shock NPV ratio of 4.0% or greater; (b) the interest rate sensitivity measure resulting from an adverse rate shock of 200 basis points either up or down should not exceed 200 basis points; and (c) the OTS “level of risk” should be “minimal” or “moderate”. As of June 30, 2006 the Company’s interest rate risk, as measured by the Model, was within ALCO guidelines and the OTS “level of risk” was reported as “minimal”.

	Present Value Estimates by Interest Rate Scenario Calculated at June 30, 2006
	-200 bp	0 bp	+200 bp

Net portfolio value	$66,576	$61,337	$52,831

Net portfolio value ratio	10.81%	10.13%	8.91%

Interest rate sensitivity	+67bp	NA	-122bp

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
First Federal Bankshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition
June 30, 2006 and 2005
	2006	2005
ASSETS
Cash and due from banks	$15,157,203	$15,102,382
Interest-bearing deposits in other financial institutions	24,747,546	16,233,325
Cash and cash equivalents	39,904,749	31,335,707

Securities available-for-sale (cost 2006 $47,839,382; cost 2005 $49,305,225)	47,319,732	49,558,794
Securities held-to-maturity (fair value 2006 $12,971,633; fair value 2005 $18,611,291)	13,077,053	18,196,627

Loans receivable	462,494,813	440,164,709
Less allowance for loan losses	5,465,563	6,717,956
Net loans	457,029,250	433,446,753

Office property and equipment, net	12,545,414	13,108,654
Federal Home Loan Bank ("FHLB") stock, at cost	5,161,600	5,762,400
Accrued interest receivable	2,627,980	2,293,315
Goodwill	18,417,040	18,417,040
Other assets	16,452,441	14,693,601

Total assets	$612,535,259	$586,812,891

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit liabilities	$446,056,388	$407,562,405
Advances from FHLB and other borrowings	92,753,665	104,564,262
Advance payments by borrowers for taxes and insurance	976,658	953,281
Accrued interest payable	2,037,740	1,311,724
Accrued expenses and other liabilities	2,386,914	2,126,014
Total liabilities	544,211,365	516,517,686

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 1,000,000 shares; issued none	-	-
Common stock, $.01 par value, authorized 12,000,000 shares;
issued 2006 5,012,375 shares; issued 2005 4,977,029 shares	50,109	49,770
Additional paid-in capital	38,293,233	37,761,587
Retained earnings, substantially restricted	57,013,427	55,028,733
Treasury stock, at cost, 2006 1,632,266 shares; 2005 1,428,826 shares	(25,920,685)	(21,747,743)
Accumulated other comprehensive income (loss)	(325,650)	158,570
Unearned ESOP	(786,540)	(913,890)
Unearned RRP	-	(41,822)
Total stockholders’ equity	68,323,894	70,295,205

Total liabilities and stockholders’ equity	$612,535,259	$586,812,891

See Notes to Consolidated Financial Statements.

First Federal Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income
Years Ended June 30, 2006, 2005 and 2004

	2006	2005	2004
Interest income:
Loans receivable	$29,251,932	$25,845,134	$26,581,896
Investment securities	2,741,977	3,171,618	3,867,652
Other interest-earning assets	299,641	173,172	39,673
	32,293,550	29,189,924	30,489,221

Interest expense:
Deposits	10,591,016	7,231,553	7,727,545
Advances from FHLB and other borrowings	4,504,441	4,607,828	4,938,640
	15,095,457	11,839,381	12,666,185

Net interest income	17,198,093	17,350,543	17,823,036

Provision for loan losses	1,920,000	2,985,000	1,225,000
Net interest income after provision for
losses on loans	15,278,093	14,365,543	16,598,036

Non-interest income:
Service charges on deposit accounts	3,116,221	3,585,448	3,930,651
Service charges on loans	364,633	466,288	670,081
Gain on sale of bank branch offices	-	2,185,284	-
Gain (loss) on sale of real estate held for development	(221,649)	60,000	150,000
Gain (loss) on sale of securities	202,944	(121,209)	(64,797)
Gain on sale of loans	657,714	760,065	1,611,901
Real estate related activities	699,678	705,458	1,273,605
Other income	1,724,185	1,656,842	1,829,182
Total non-interest income	6,543,726	9,298,176	9,400,623

Non-interest expense:
Compensation and benefits	10,027,637	10,135,141	10,402,497
Office property and equipment	2,857,239	2,591,070	2,541,500
Data processing	484,024	478,056	437,123
Advertising	452,503	457,906	364,626
Other expense	3,473,451	3,973,172	3,847,033
Total non-interest expense	17,294,854	17,635,345	17,592,779

Income before income taxes	4,526,965	6,028,374	8,405,880

Income taxes	1,195,000	1,815,000	2,788,000
Net income	$3,331,965	$4,213,374	$5,617,880

Earnings per share:
Basic earnings per share	$0.99	$1.19	$1.54
Diluted earnings per share	$0.98	$1.16	$1.50

See Notes to Consolidated Financial Statements.

First Federal Bankshares, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity
Years Ended June 30, 2006, 2005 and 2004
						Accumulated Other
Comprehensive		Common	Additional	Retained	Treasury	Comprehensive	Unearned	Unearned
	Income	Stock	Paid-in Capital	Earnings	Stock	Income (Loss)	ESOP	RRP	Total
Balance at June 30, 2003		$48,969	$36,537,133	$47,900,781	$(14,264,674)	$710,378	$(1,185,700)	$(85,522)	$69,661,365
Net income	$5,617,880	-	-	5,617,880	-	-	-	-	5,617,880
Net change in unrealized losses on
securities available-for-sale	(1,080,650)	-	-	-	-	(1,080,650)	-	-	(1,080,650)
Less reclassification adjustment for net realized losses
included in net income (net of tax expense)	40,628	-	-	-	-	40,628	-	-	40,628
Total comprehensive income	$4,577,858
Stock options exercised - 42,405 shares		424	385,804	-	-	-	-	-	386,228
Treasury stock acquired - 110,524 shares		-	-	-	(2,229,219)	-	-	-	(2,229,219)
RRP (award) forfeiture		-	(7,000)	-	(25,200)	-	-	32,200	-
Amortization of RRP		-	-	-	-	-	-	28,590	28,590
ESOP shares allocated		-	-	-	-	-	140,990	-	140,990
Stock appreciation of allocated ESOP shares		-	170,298	-	-	-	-	-	170,298
Dividends on common stock at $.35 per share		-	-	(1,278,388)	-	-	-	-	(1,278,388)
Balance at June 30, 2004		49,393	37,086,235	52,240,273	(16,519,093)	(329,644)	(1,044,710)	(24,732)	71,457,722
Net income	$4,213,374	-	-	4,213,374	-	-	-	-	4,213,374
Net change in unrealized gains on
securities available-for-sale	412,216	-	-	-	-	412,216	-	-	412,216
Less reclassification adjustment for net realized losses
included in net income (net of tax expense)	75,998	-	-	-	-	75,998	-	-	75,998
Total comprehensive income	$4,701,588
Stock options exercised - 37,767 shares		377	392,667	-	-	-	-	-	393,044
Treasury stock acquired - 229,836 shares		-	-	-	(5,306,158)	-	-	-	(5,306,158)
RRP (award) forfeiture		-	124,530	-	77,508	-	-	(202,038)	-
Amortization of RRP		-	-	-	-	-	-	184,948	184,948
ESOP shares allocated		-	-	-	-	-	130,820	-	130,820
Stock appreciation of allocated ESOP shares		-	158,155	-	-	-	-	-	158,155
Dividends on common stock at $.40 per share		-	-	(1,424,914)	-	-	-	-	(1,424,914)
Balance at June 30, 2005		49,770	37,761,587	55,028,733	(21,747,743)	158,570	(913,890)	(41,822)	70,295,205
Net income	$3,331,965	-	-	3,331,965	-	-	-	-	3,331,965
Net change in unrealized losses on
securities available-for-sale	(356,974)	-	-	-	-	(356,974)	-	-	(356,974)
Less reclassification adjustment for net realized gains
included in net income (net of tax expense)	(127,246)	-	-	-	-	(127,246)	-	-	(127,246)
Total comprehensive income	$2,847,745
Stock options exercised - 36,200 shares		354	342,708	-	-	-	-	-	343,062
Treasury stock acquired - 203,440 shares		-	-	-	(4,172,942)	-	-	-	(4,172,942)
Reclassification due to adoption of SFAS123(R)		(112)	(41,710)	-	-	-	-	41,822	-
Amortization of RRP		97	39,123	-	-	-	-	-	39,220
Stock compensation expense		-	55,404	-	-	-	-	-	55,404
ESOP shares allocated		-	-	-	-	-	127,350	-	127,350
Stock appreciation of allocated ESOP shares		-	136,121	-	-	-	-	-	136,121
Dividends on common stock at $.40 per share		-	-	(1,347,271)	-	-	-	-	(1,347,271)
Balance at June 30, 2006		$50,109	$38,293,233	$57,013,427	$(25,920,685)	$(325,650)	$(786,540)	$-	$68,323,894

See Notes to Consolidated Financial Statements.

First Federal Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended June 30, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,331,965	$4,213,374	$5,617,880
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Loans originated for sale to investors	(36,286,000)	(40,721,000)	(38,683,060)
Proceeds from sale of loans originated for sale	34,999,892	41,103,187	40,329,362
Provision for losses on loans	1,920,000	2,985,000	1,225,000
Depreciation and amortization	1,290,059	1,241,785	1,094,085
Provision for deferred taxes	(30,000)	172,000	189,000
Equity-based compensation	358,095	473,923	339,878
Tax benefit resulting from stock options exercised	(26,000)	-	-
Net gain on sale of loans	(657,714)	(760,065)	(1,611,901)
Net (gain) loss on sale of securities available-for-sale	(202,944)	121,209	64,797
Net gain on sale of bank branch offices	-	(2,185,284)	-
Net (gain) loss on sale of office property and equipment	6,235	16,459	(69,977)
Net (gain) loss on sale of real estate held for development	221,649	(60,000)	(150,000)
Amortization of premiums and discounts on loans,
mortgage-backed securities and investment securities	(257,376)	129,533	493,932
Decrease (increase) in accrued interest receivable	(334,665)	(88,418)	258,407
Decrease (increase) in other assets	(1,447,249)	581,458	1,784,737
Increase (decrease) in accrued interest payable	726,016	229,646	(588,354)
Decrease in accrued expenses and other liabilities	(230,461)	(484,103)	(643,898)
Increase (decrease) in accrued taxes on income	763,378	(254,145)	(346,167)
Net cash provided by operating activities	4,144,880	6,714,559	9,303,721

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities held-to-maturity	-	(1,297,010)	-
Proceeds from maturities of securities held-to-maturity	5,096,667	6,254,621	21,232,413
Proceeds from sale of securities available-for-sale	264,466	30,226,184	13,585,515
Purchase of securities available-for-sale	(59,803,325)	(5,389,323)	(38,356,923)
Proceeds from maturities of securities available-for-sale	61,023,212	10,097,391	16,437,392
Purchase of bank owned life insurance	-	-	(2,555,755)
Redemption (purchase) of FHLB stock	600,800	333,700	(388,800)
Loans purchased	(26,780,000)	(32,148,000)	(36,666,000)
Proceeds from sale of loans	-	-	37,370,941
Cash effect of bank branch office sales	-	(9,753,387)	-
Decrease (increase) in loans receivable	3,323,485	10,111,996	(19,077,944)
Proceeds from sale of office property and equipment	155	4,125	108,972
Purchase of office property and equipment	(628,153)	(1,449,227)	(1,236,002)
Proceeds from sale of foreclosed real estate	371,597	1,196,270	122,585
Proceeds from sale of real estate held for development	1,160,513	1,490,537	1,733,683
Expenditures on real estate held for development	(1,760,867)	(1,322,440)	(1,765,003)
Net cash provided by (used in) investing activities	(17,131,450)	8,355,437	(9,454,926)

(Continued)

First Federal Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)
Years Ended June 30, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	$38,493,983	$7,632,216	$(19,735,111)
Proceeds from advances from FHLB and other borrowings	10,189,403	7,178,001	25,386,261
Repayment of advances from FHLB and other borrowings	(22,000,000)	(12,500,000)	(17,886,888)
Net increase (decrease) in advance payments by borrowers
for taxes and insurance	23,377	(166,205)	(339,469)
Issuance of common stock under stock options exercised	343,062	393,044	386,228
Tax benefit resulting from stock options exercised	26,000	-	-
Repurchase of common stock	(4,172,942)	(5,306,158)	(2,229,219)
Cash dividends paid	(1,347,271)	(1,424,914)	(1,278,388)
Net cash provided by (used in) financing activities	21,555,612	(4,194,016)	(15,696,586)

Net increase (decrease) in cash and cash equivalents	8,569,042	10,875,980	(15,847,791)

CASH AND CASH EQUIVALENTS
Beginning of year	31,335,707	20,459,727	36,307,518
End of year	$39,904,749	$31,335,707	$20,459,727

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$14,369,442	$11,734,651	$13,254,539
Income taxes	435,622	1,876,382	2,963,039

See Notes to Consolidated Financial Statements.

Note 1.	Summary of Significant Accounting Policies and Practices

Organization: First Federal Bankshares, Inc. (the “Company”) is the holding company of First Federal Bank (the “Bank”). The Company’s primary activity is its ownership of 100% of the Bank’s common stock and that of a real estate development subsidiary. The Company’s net income is derived primarily from the Bank. The Bank is organized as a federally-chartered stock savings bank engaging in retail and commercial banking and related financial services in central Iowa and northwest Iowa and contiguous portions of Nebraska and South Dakota. The Bank provides traditional products and services of banking, such as deposits and mortgage, consumer, and commercial loans.

Principles of presentation: The accompanying consolidated financial statements include the accounts of First Federal Bankshares, Inc. and its wholly-owned subsidiaries, Equity Services Inc., a real estate development company, and the Bank and its wholly-owned subsidiary, First Financial Corporation of Sioux City (“FFC”). FFC operates a title search and abstract continuation business through its wholly-owned Iowa subsidiary, Sioux Financial Company, and is also a majority owner of United Escrow, Inc. which serves as an escrow agent in Woodbury County, Iowa. In consolidation, all significant inter-company accounts and transactions have been eliminated.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, the fair value of financial instruments and impairment of intangible assets.

Segment reporting: An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. The Company has two operating segments, Community Banking and Other.

Cash flow statement and cash and cash equivalents: For purposes of reporting cash flows, the Company includes cash and due from other financial institutions and interest-bearing deposits with original maturities of three months or less in cash and cash equivalents. The Bank is required to maintain a certain amount of cash on hand and non-interest-bearing account balance at the Federal Reserve Bank of Chicago to meet specific reserve requirements. These requirements approximated $1.6 million at June 30, 2006. In conjunction with the sale of the net assets of two bank branch offices in fiscal 2005, the Company divested non-cash assets (primarily loans) with book values of $17.5 million, including goodwill of $107,000, and liabilities with book values of $27.3 million, resulting in a net cash outlay of $9.8 million.

Earnings per share: Basic earnings per share computations for the years ended June 30, 2006, 2005 and 2004 were determined by dividing net earnings by the weighted average number of common shares outstanding during the years then ended. Diluted net earnings per common share amounts are computed by dividing net income by the weighted average number of common shares and all dilutive potential common shares outstanding during the year. Shares owned by the ESOP that have not been committed to be released are not considered to be outstanding for the purposes of computing earnings per share.

The following information was used in the computation of net income per common share on both a basic and diluted basis for the years ended June 30, 2006, 2005 and 2004:

	2006	2005	2004
Basic EPS computation:
Net income	$3,331,965	$4,213,374	$5,617,880
Weighted average common shares outstanding	3,366,086	3,552,072	3,642,977
Basic EPS	$0.99	$1.19	$1.54

Diluted EPS computation:
Net income	$3,331,965	$4,213,374	$5,617,880
Weighted average common shares outstanding	3,366,086	3,552,072	3,642,977
Incremental option and RRP shares using
treasury stock method	51,281	73,336	113,072
Diluted shares outstanding	3,417,367	3,625,408	3,756,049
Diluted EPS	$0.98	$1.16	$1.50

Securities: Securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for unamortized premiums and unearned discounts. Premiums are amortized and discounts are accreted using the interest method over the remaining period to contractual maturity, adjusted in the case of mortgage-backed securities and collateralized mortgage obligations for actual prepayments. Original issue discounts on short-term securities are accreted as accrued interest receivable over the lives of such securities.

Securities which the Company intends to hold indefinitely, but not necessarily to maturity, are classified as available-for-sale and carried at estimated fair value. Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity, net of deferred taxes. A decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in market interest rates, changes in the maturity of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.

Realized gains and losses from the sale of securities are recognized in earnings using the specific identification method based on amortized cost. Unrealized losses on securities, determined to be other-than-temporary, are charged to operations. In estimating other-than-temporary impairment losses on securities management considers (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition and near-term prospects of the issuer, and (c) the intent and ability of the Company to retain the security for a period of time sufficient to allow for an anticipated recovery in fair value.

Loans receivable: Loans receivable are carried at the outstanding principal amount plus unamortized premiums less net deferred fees, loans in process and the allowance for loan losses. Interest is calculated using the simple interest method on the daily balance of the outstanding principal amount. Accrued interest receivable in arrears which management believes is doubtful of collection (generally when a loan becomes 90 days delinquent) is charged against operations. Subsequent interest income is not recognized on such loans until collected or until the obligation is brought current and the collectibility of the total contractual principal and interest is no longer in doubt.

Allowances for losses on loans: The allowance for losses on loans is based on management’s current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectibility as of the reporting date. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Under the Company’s credit policies, loans with interest more than 90 days in arrears and restructured loans are generally considered impaired loans. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

Other real estate owned: Real estate acquired through foreclosure is carried at the lower of cost or fair value less estimated costs of disposition. When a property is acquired through foreclosure any excess of the loan balance over fair value of the property is charged to the allowance for losses on loans. When circumstances indicate additional loss on the property, a direct charge to operations is made, and the real estate is written down to fair value less estimated costs of disposition.

Real estate held for development: Real estate held for development includes land acquired for the development and sale of single-family residential building lots or for the construction and sale of condominiums. The properties are recorded at cost and are generally sold shortly after completion. The Company evaluates the recoverability of the carrying value on a regular basis and, if recoverability were determined to be in doubt, a valuation allowance would be established by a charge to expense.

Financial instruments with off-balance sheet risk: In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risk, which include commitments to extend credit. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the borrower.

Deferred loan fees and costs: Certain fees and direct expenses incurred in the loan origination process are deferred, with recognition thereof over the contractual life of the related loan as a yield adjustment using the interest method of amortization. Any unamortized fees or costs on loans sold are taken to income in the year such loans are sold.

Office property and equipment: Office property and equipment are recorded at cost, and depreciation is provided primarily on a straight-line basis over the estimated useful lives of the related assets, which range from 15 to 40 years for office buildings and from 3 to 10 years for furniture, fixtures, automobiles, software, and equipment.

Maintenance and repairs are charged against income. Improvements are capitalized and subsequently depreciated. The cost and accumulated depreciation of properties retired or otherwise disposed of are eliminated from the asset and accumulated depreciation accounts. The related gain or loss from such transactions is credited or charged to income.

Goodwill: Goodwill is not amortized and is evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable based on facts and circumstances related to the value of net assets acquired that gave rise to the asset. The Company performed their annual impairment analysis during 2006 and determined the recorded goodwill of $18,417,040 was not impaired.

Mortgage servicing assets: The Company recognizes the rights to service mortgage loans for others, whether acquired or internally originated. Mortgage servicing assets are initially recorded based on fair value determined from comparable market quotes and are amortized as other expense in proportion to and over the period of estimated net servicing income. Mortgage servicing assets are also subject to a lower of amortized cost or market value assessment.

Taxes on income: The Company files a consolidated Federal income tax return. Federal income taxes are allocated based on taxable income or loss included on the consolidated return. For state tax purposes, the Bank files a franchise tax return, while the Company, its other subsidiaries and the Bank’s subsidiaries file a consolidated corporate income tax return.

The Company utilizes the asset and liability method for taxes on income, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Stock option plan: The Company adopted Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) which replaces SFAS NO. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, effective July 1, 2005. SFAS123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Upon adoption, the Company used the prospective transition method. Under that transition method, compensation cost recognized in fiscal 2006 includes: compensation cost for current-year vesting for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and, compensation cost for current-year vesting for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value in accordance with SFAS 123(R). Results for prior periods have not been restated. Additional information about the Company’s share-based payment plans is presented in Note 11.

Previously, the Company applied APB Opinion No. 25 and related interpretations in accounting for these plans. Accordingly, prior to July 1, 2005, no compensation cost had been recognized for its stock options in the consolidated financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock option plans for the years ended June 30, 2005 and 2004.

	2005	2004
Net income, as reported	$4,213,374	$5,617,880
Deduct: total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(61,507)	$(81,013)
Pro forma net income	$4,151,867	$5,536,867

Earnings per share:
Basic, as reported	$1.19	$1.54
Basic, pro forma	$1.17	$1.52

Diluted, as reported	$1.16	$1.50
Diluted, pro forma	$1.15	$1.47

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal year 2005 and 2004, respectively: dividend yield of 2.44% and 3.31%; expected volatility of 24.26% and 22.96%; risk free interest rate of 4.54% and 6.08%; and expected life of 7.5 years for the fiscal years presented.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires that cash flows for tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. The $26,000 excess tax benefit classified as a financing cash inflow in 2006 would have been classified as an operating cash inflow if the Company had not adopted FAS 123(R).

As a result of adopting SFAS 123(R) on July 1, 2005, the Company’s pre-tax income and net income were $55,000 and $35,000 lower, respectively, and basic and diluted earnings per share for fiscal 2006 were each lower by $0.01 for fiscal 2006 than if the Company had continued to account for stock-based compensation under the provisions of APB 25.

Reclassifications: Certain amounts previously reported have been reclassified to conform to the presentation in these consolidated financial statements. These reclassifications did not affect previously reported net income or retained earnings.

Fair value of financial instruments: The Company’s fair value estimates, methods, and assumptions for its financial instruments are set forth below:

Cash and cash equivalents: The recorded amount of cash and cash equivalents approximates fair value.

Securities: The fair value of securities is estimated based on pricing quotations or estimates provided by a third party source.

Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as real estate, consumer, and commercial. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. The effect of nonperforming loans is considered in assessing the credit risk inherent in the fair value estimate.

Federal Home Loan Bank stock: The fair value of Federal Home Loan Bank (FHLB) stock is equivalent to its carrying value because it is redeemable at par value and there is no quoted market value.

Accrued interest receivable: The recorded amount of accrued interest receivable approximates fair value.

Deposits: The fair value of deposits with no stated maturity, such as checking, money market and savings accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Advances from Federal Home Loan Bank and other borrowings: The fair value of advances from FHLB and other borrowings is based on the discounted value of contractual cash flows.

Advance payments by borrowers for taxes and insurance: The recorded amount of advance payments by borrowers for taxes and insurance approximates fair value.

Accrued interest payable: The recorded amount of accrued interest payable approximates fair value.

Off-balance-sheet items: Off-balance-sheet items have a fair value of zero since there is no expected gain or loss.

Limitations: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Effect of New Accounting Standards: In March 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 156, Accounting for Servicing of Financial Assets (as Amended). This Statement amends FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. FAS 156 requires the separate accounting for servicing assets and servicing liabilities which arise from the sale of financial assets; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value; permits the choice of an amortization method or fair value method for subsequent measurements; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. For the Company, this Statement is effective for fiscal 2008. The adoption of this Statement is not expected to have a material effect on the Company’s financial position or results of operations.

FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, interim period accounting, disclosure and transition for tax positions. FIN 48 is effective for the Company for fiscal 2008. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its financial position, results of operations and cash flows.

Note 2.	Securities

Following is a schedule of amortized costs and estimated fair values as of June 30, 2006 and 2005:

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
Available-for-sale:
Mortgage-backed securities:
Governmental National Mortgage
Association (GNMA)	$5,732,564	$978	$(75,351)	$5,658,191
Federal Home Loan Mortgage
Association (FHLMC)	4,778,490	9,434	(66,877)	4,721,047
Federal National Mortgage
Association (FNMA)	2,913,792	411	(72,142)	2,842,061
United States treasury securities	5,887,729	-	(101,929)	5,785,800
United States government agency securities	7,011,238	-	(135,038)	6,876,200
Local government securities	3,470,000	7,197	(24,557)	3,452,640
Commercial paper	9,986,875	-	-	9,986,875
Other investment securities	8,058,694	23,137	(84,913)	7,996,918
	$47,839,382	$41,157	$(560,807)	$47,319,732

Held-to-maturity:
Mortgage-backed securities:
GNMA	$144,088	$5,289	$-	$149,377
FHLMC	1,282,938	971	(20,749)	1,263,160
FNMA	4,381,759	5,671	(39,513)	4,347,917
Local government securities	7,268,268	64,336	(121,425)	7,211,179
	$13,077,053	$76,267	$(181,687)	$12,971,633

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
Available-for-sale:
Mortgage-backed securities:
GNMA	$9,344,035	$56,709	$(38,661)	$9,362,083
FHLMC	6,730,566	32,328	(14,557)	6,748,337
FNMA	4,105,332	10,909	(51,181)	4,065,060
United States treasury securities	7,612,024	-	(43,024)	7,569,000
United States government agency securities	9,034,708	-	(111,508)	8,923,200
Local government securities	3,470,000	110,217	-	3,580,217
Other investment securities	9,008,560	316,837	(14,500)	9,310,897
	$49,305,225	$527,000	$(273,431)	$49,558,794

Held-to-maturity:
Mortgage-backed securities:
GNMA	$229,189	$13,887	$-	$243,076
FHLMC	1,751,758	30,677	-	1,782,435
FNMA	6,349,662	190,133	-	6,539,795
Local government securities	9,866,018	218,172	(38,205)	10,045,985
	$18,196,627	$452,869	$(38,205)	$18,611,291

Following is a schedule of the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2006 and 2005.

	2006
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
Mortgage-backed securities:
GNMA	$3,407,721	$(24,332)	$2,009,880	$(51,019)	$5,417,601	$(75,351)
FHLMC	2,023,573	(21,918)	3,132,522	(65,708)	5,156,095	(87,626)
FNMA	4,472,362	(41,940)	2,157,646	(69,715)	6,630,008	(111,655)
United States treasury
securities	5,785,800	(101,929)	-	-	5,785,800	(101,929)
United States government
agency securities	3,927,200	(76,159)	2,949,000	(58,879)	6,876,200	(135,038)
Local government securities	4,542,096	(73,119)	1,106,344	(72,863)	5,648,440	(145,982)
Other investment securities	-	-	2,331,424	(84,913)	2,331,424	(84,913)
	$24,158,752	$(339,397)	$13,686,816	$(403,097)	$37,845,568	$(742,494)

	2005
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
Mortgage-backed securities:
GNMA	-	-	$3,365,337	$(38,661)	$3,365,337	$(38,661)
FHLMC	$1,944,523	$(2,816)	2,600,854	(11,741)	4,545,377	(14,557)
FNMA	13,064	(343)	3,139,312	(50,838)	3,152,376	(51,181)
United States treasury
securities	-	-	7,569,000	(43,024)	7,569,000	(43,024)
United States government
agency securities	-	-	8,923,200	(111,508)	8,923,200	(111,508)
Local government securities	529,503	(28,032)	734,093	(10,173)	1,263,596	(38,205)
Other investment securities	-	-	4,314,698	(14,500)	4,314,698	(14,500)
	$2,487,090	$(31,191)	$30,646,494	$(280,445)	$33,133,584	$(311,636)

For the investment securities in the schedule of the fair value and gross unrealized losses above, the unrealized losses are generally due to increases in the market interest rate environment and, as such, are considered to be temporary by the Company. In addition, the Company has the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery in fair value.

The amortized cost and fair value at June 30, 2006 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held to-maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$12,994,753	$12,935,874	$565,438	$565,280
Due after 1 year through 5 years	9,891,088	9,713,000	2,443,034	2,428,964
Due after 5 years through 10 years	2,410,327	2,386,446	2,165,784	2,137,953
Due after 10 years	9,118,368	9,063,113	2,094,012	2,078,982
	34,414,536	34,098,433	7,268,268	7,211,179
Mortgage-backed securities	13,424,846	13,221,299	5,808,785	5,760,454
	$47,839,382	$47,319,732	$13,077,053	$12,971,633

Proceeds from the sale of securities available for sale were $0.3 million, $30.2 million and $13.6 million during 2006, 2005 and 2004, respectively. Gross realized gains on these sales were $202,944, $0 and $0 and gross realized losses on these sales were $0, $121,209 and $64,797 in 2006, 2005 and 2004, respectively.

Securities with an amortized cost of $10.1 million and an estimated fair value of approximately $9.9 million and securities with an amortized cost of $8.9 million and an estimated fair value of approximately $8.9 million were pledged to various entities and depositors at June 30, 2006 and 2005, respectively.

Note 3.	Loans Receivable

Loans receivable at June 30, 2006 and 2005 are summarized as follows:

	2006	2005
First mortgage loans:
Secured by one to four family residences	$133,629,679	$144,237,903
Secured by multi-family and non-residential properties	209,082,846	179,696,291
Home equity and second mortgage loans	29,849,778	32,133,906
Automobile loans	5,404,477	9,610,771
Commercial business loans	54,586,075	37,395,797
Other nonmortgage loans	30,320,025	36,940,131
Loans in process, unearned discounts, premiums and
net deferred loan fees and costs	(378,067)	149,910
Subtotal	462,494,813	440,164,709
Allowance for loan losses	(5,465,563)	(6,717,956)
Total loans receivable	$457,029,250	$433,446,753

At June 30, 2006 and 2005, the Company had non-accrual loans of $6.5 million and $1.2 million, respectively. In addition, restructured loans currently performing under the terms of restructure agreements, totaled $2.1 million and $7.5 million, respectively at June 30, 2006 and 2005. Interest income recorded during 2006, 2005 and 2004 on restructured loans was not materially different than interest income which would have been recorded if these loans had been current in accordance with their original terms. Interest forgone on non-accrual loans was $228,000 in 2006, $42,290 in 2005 and $129,046 in 2004.

Loans are considered impaired when it is probable the company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement, including loans placed on non-accrual. The following table sets forth information on impaired loans at June 30, 2006 and 2005.

	2006		2005
	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance
Valuation allowance required	$5,228,230	$1,879,318	$5,339,728	$2,525,424
Valuation allowance not required	1,624,077	-	-	-
	$6,852,307	$1,879,318	$5,339,728	$2,525,424

Interest foregone on non-accrual loans, as reported above, approximates interest income on impaired loans that would have been accrued in fiscal 2006, 2005 and 2004 if such loans were not impaired. At June 30, 2006, there were no material commitments to lend additional funds to borrowers whose existing loans were considered impaired at that date.

Loan servicing: The Company originates mortgage loans for portfolio investment or sale in the secondary market. During the period of origination, mortgage loans are designated as held either for sale or for investment purposes. Mortgage loans held for sale are carried at the lower of cost or market value, determined on an aggregate basis. There were no mortgage loans held for sale at June 30, 2006 or 2005.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of these loans was $53.0 million, $60.2 million and $66.7 million at June 30, 2006, 2005 and 2004, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.

Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with these loans serviced for others, the Company held borrowers’ escrow balances of $367,000, $415,000 and $477,000 at June 30, 2006, 2005 and 2004, respectively.

Concentrations of credit risk: The Company conducts the majority of its loan origination activities in its market area, which includes northwest and central Iowa and portions of Nebraska and South Dakota. In addition to loan origination, the Company has purchased loans outside of its primary lending area. Although the Company has a diversified geographic loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon economic conditions in the Company’s market area.

Loans purchased outside the Company’s primary lending area totaled approximately $49.6 million and $52.4 million, respectively, at June 30, 2006 and 2005. At June 30, 2006, loans purchased outside the Company’s primary lending area included approximately $25.7 million in loans geographically located in the Midwestern United States, with the largest geographic concentration in Minnesota with $19.2 million. The remaining $23.9 million in loans were distributed throughout the United States, with the largest geographic concentration in Colorado with $21.0 million. At June 30, 2005, loans purchased outside the Company’s primary lending area included approximately $22.7 million in loans geographically located in the Midwestern United States, with the largest geographic concentration in Minnesota with $14.0 million. The remaining $29.7 million in loans were distributed throughout the United States, with the largest geographic concentration in Colorado with $25.2 million.

The Company’s commercial real estate loan portfolio was made up of $117.3 million of nonresidential real estate loans, $40.5 million of multi-family residential loans, and $51.3 million of construction, land acquisition and development loans at June 30, 2006. The Company’s commercial real estate loan portfolio at June 30, 2005 was made up of $101.5 million of nonresidential real estate loans, $35.8 million of multi-family residential loans, and $42.4 million of construction, land acquisition and development loans.

Note 4.	Allowance for Loan Losses

A summary of the allowance for loan losses as of June 30, 2006, 2005 and 2004 follows:

	2006	2005	2004
Balance, beginning of year	$6,717,956	$4,316,286	$4,615,285
Provision for losses	1,920,000	2,985,000	1,225,000
Charge-offs	(3,273,773)	(685,852)	(1,652,716)
Recoveries	101,380	102,522	128,717
Balance, end of year	$5,465,563	$6,717,956	$4,316,286

Note 5.	Office Property and Equipment

At June 30, 2006 and 2005, the cost and accumulated depreciation of office property and equipment were as follows:

	2006	2005
Land and improvements	$3,631,775	$3,587,625
Building and improvements	12,918,703	12,837,474
Furniture, fixtures, automobiles, software and equipment	7,775,928	7,591,112
Deposits on assets not in service	250,429	23,792
Total cost	24,576,835	24,040,003
Less accumulated depreciation	12,031,421	10,931,349
	$12,545,414	$13,108,654

Depreciation expense on premises, furniture, fixtures, automobiles, software, and equipment was $1,185,003, $1,153,726 and $1,085,977 for fiscal 2006, 2005 and 2004, respectively.

Note 6.	Accrued Interest Receivable

Accrued interest receivable as of June 30, 2006 and 2005 is summarized as follows:

	2006	2005
Loans receivable	$2,238,001	$1,832,357
Securities	389,979	460,958
	$2,627,980	$2,293,315

Note 7.	Intangible Assets

The gross carrying amount of intangible assets subject to amortization and the associated accumulated amortization at June 30, 2006 and 2005 is presented in the table below. Intangible assets’ balances are included in the line item ‘Other assets’ of the Consolidated Balance Sheets. Amortization expense for intangible assets was $98,055, $88,059 and $60,482 for fiscal 2006, 2005 and 2004, respectively.

	2006
	Gross		Unamortized
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
Intangible assets:
Core deposit premium	$690,140	$566,044	$124,096
Mortgage servicing rights	268,379	104,222	164,157
	$958,519	$670,266	$288,253

	2005
	Gross		Unamortized
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
Intangible assets:
Core deposit premium	$690,140	$521,440	$168,700
Mortgage servicing rights	268,379	50,771	217,608
	$958,519	$572,211	$386,308

Projections of amortization expense are based on existing asset balances and the existing interest rate environment as of June 30, 2006. What the Company actually experiences may be significantly different depending upon changes in mortgage interest rates and market conditions. The following table shows the estimated future amortization expense for amortizing intangible assets for each of the years ended June 30:

	Core Deposit	Mortgage
	Premium	Servicing Rights	Total
2007	$44,604	$52,480	$97,084
2008	44,604	39,927	84,531
2009	34,888	29,325	64,213
2010	-	20,940	20,940
2011	-	14,544	14,544
Thereafter	-	6,941	6,941
Total estimated future amortization expense	$124,096	$164,157	$288,253

Note 8.	Deposit Liabilities

At June 30, 2006 and 2005, deposits are summarized as follows:

	2006	2005
Noninterest-bearing checking	$46,889,517	$43,240,004
Interest-bearing checking accounts	67,411,256	49,126,980
Money market accounts	72,964,544	70,831,594
Savings accounts	27,856,376	32,040,580
Certificates of deposit	230,934,695	212,323,247
	$446,056,388	$407,562,405

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $38.4 million and $38.7 million at June 30, 2006 and 2005, respectively.

At June 30, 2006, the scheduled maturities of certificates of deposit were as follows:

2007	$158,154,425
2008	56,180,470
2009	10,377,112
2010	4,010,673
2011	1,995,278
Thereafter	216,737
$230,934,695

Interest expense on deposits for the years ended June 30, 2006, 2005 and 2004 is summarized as follows:

	2006	2005	2004
Interest-bearing checking accounts	$863,147	$241,948	$113,276
Money market accounts	1,752,832	979,809	573,890
Savings accounts	142,806	124,077	73,489
Certificates of deposit	7,832,231	5,885,719	6,966,890
	$10,591,016	$7,231,553	$7,727,545

Note 9.	Advances from FHLB and other borrowings

A summary at June 30, 2006 and 2005 follows:

	Weighted		Weighted
	Average		Average
	Interest		Interest
	Rate	2006	Rate	2005
FHLB of Des Moines (1)
Stated maturity in fiscal year ending June 30:
2006	-	-	2.85%	$17,000,000
2007	3.39%	$25,500,000	3.39	25,500,000
2008 (2)	4.98	32,000,000	4.98	32,000,000
2009 (2)	5.25	23,500,000	5.21	24,500,000
2010 (2)	5.12	8,000,000	5.49	3,000,000

		89,000,000		102,000,000
Other borrowings (3)		3,753,665		2,564,262
		$92,753,665		$104,564,262

(1)   Advances from the FHLB are secured by stock in the FHLB. In addition, the Company has agreed to maintain unencumbered additional security in the form of certain residential mortgage loans aggregating no less than 120% of outstanding balances.

(2)   Includes FHLB convertible advances. Convertible advances are advances that the FHLB may terminate and require the Company to repay prior to the stated maturity date. Usage of this type of advance is limited to a range of 10% to 20% of the Company’s total assets by the FHLB. At June 30, 2006 and 2005 $51.0 million of convertible advances with a weighted average interest rate of 5.32% were callable quarterly.

(3)   Includes repurchase agreements with commercial banking customers.

The Bank also has access to Fed Funds Advances from the FHLB which have no stated maturity and may be prepaid at will. Fed Funds Advance rates are based on the Fed Funds Market rate at the time of the borrowing and outstanding Fed Funds Advances automatically renew daily and reprice based on the FHLB’s return on overnight investments. During fiscal 2006, the Company’s average outstanding balance of Fed Fund Advances was $0.5 million and the weighted-average interest cost was 4.25%.

Note 10.	Taxes on Income

Taxes on income for the years ended June 30, 2006, 2005 and 2004 were comprised as follows:

	Current	Deferred	Total
2006:
Federal	$1,054,000	$(24,000)	$1,030,000
State	171,000	(6,000)	165,000
	$1,225,000	$(30,000)	$1,195,000

2005:
Federal	$1,402,000	$137,000	$1,539,000
State	241,000	35,000	276,000
	$1,643,000	$172,000	$1,815,000

2004:
Federal	$2,208,000	$169,000	$2,377,000
State	391,000	20,000	411,000
	$2,599,000	$189,000	$2,788,000

Taxes on income differ from the amounts computed by applying the Federal income tax rate of 35% to earnings from continuing operations before taxes on income for the years ended June 30, 2006, 2005 and 2004 for the following reasons:

	2006	2005	2004
Computed "expected" tax expense	$1,584,438	$2,109,931	$2,942,058
Nontaxable income	(424,444)	(397,751)	(374,561)
State income taxes	107,250	134,259	227,895
Other, net	(72,244)	(31,439)	(7,392)
	$1,195,000	$1,815,000	$2,788,000

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2006 and 2005 are presented below:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$1,223,000	$1,106,000
ESOP	58,000	55,000
Accrued paid-time-off	75,000	65,000
Deferred directors fees	189,000	167,000
Unrealized loss on securities available-for-sale	194,000	-
Other	31,000	42,000
Total gross deferred tax assets	1,770,000	1,435,000

Deferred tax liabilities:
FHLB stock dividends	(347,000)	(347,000)
Fixed assets	(233,000)	(320,000)
Loan origination costs	(160,000)	-
Prepaid expenses	(105,000)	-
Mortgage servicing rights	(61,000)	(81,000)
Unrealized gain on securities available-for-sale	-	(95,000)
Purchase accounting adjustments	(46,000)	(63,000)
Other	(18,000)	(48,000)
Total gross deferred tax liabilities	(970,000)	(954,000)

Net deferred tax asset	$800,000	$481,000

Based upon the Company’s level of historical taxable income and anticipated future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

Note 11.	Employee Benefit Plans

Pension: The Bank is a participant in the Financial Institutions Retirement Fund (FIRF), a defined benefit pension plan, and substantially all of its officers and employees are covered by the plan. FIRF does not segregate the assets, liabilities, or costs by participating employer. Pension expense for fiscal 2006, 2005 and 2004 totaled $566,000, $660,000 and $686,000, respectively. The defined benefit pension plan was frozen effective August 1, 2005. The Company does not expect any significant reduction in pension expense as a result of this change until fiscal 2009 due to continuing amortization charges for benefits in place prior to August 1, 2005.

Profit sharing plan: Bank employees participate in the First Federal Bank Employees’ Savings & Profit Sharing Plan and Trust (the Profit Sharing Plan). Employees who are at least 21 years of age become eligible for participation after 3 months of continuous employment (during which at least 250 hours of service are completed). Prior to August 1, 2005, the Bank matched an amount equal to 25% of the first 4% of the employee’s compensation. Effective August 1, 2005, the employer match increased to 50% of the first 6% of the employee’s compensation. The Profit Sharing Plan expense for the years ended June 30, 2006, 2005 and 2004 was $144,011, $58,763 and $60,489, respectively.

ESOP: In April 1999, as part of the reorganization and conversion of First Federal Bankshares, M.H.C., the Bank’s ESOP purchased 184,450 shares of the Company’s common stock at $10 per share, which was funded by a 15-year, 7% loan from the Company. Quarterly principal payments of $30,742 commenced on June 30, 1999. All employees meeting the age and service requirements are eligible to participate in the ESOP. Contributions made by the Bank to the Plan are allocated to participants by using a formula based on compensation. Participant benefits become 100% vested after five years of service. The ESOP is accounted for under Employers’ Accounting for Employee Stock Ownership Plans (SOP 93-6). Dividends paid on unallocated shares reduce the Company’s cash contributions to the ESOP. The ESOP’s borrowing from the Company is eliminated in consolidation.

At June 30, 2006 and 2005, allocated shares were 143,959 and 152,992, respectively. Shares committed to be released were 6,278 and 6,558, respectively. The fair value of the 78,654 and 91,389 unallocated shares was approximately $1.7 million and $1.9 million, respectively.

Plan expense was $263,471, $288,975 and $311,288 for the years ended June 30, 2006, 2005 and 2004, respectively.

Stock options: As of June 30, 2006, the Company had two share-based compensation plans, which are described in this section. The compensation cost that was charged against income for those plans was $55,000 for the year ended June 30, 2006 and the total income tax benefit recognized in the income statement for share-based compensation arrangements was $20,000 for the year ended June 30, 2006. Prior to July 1, 2005, no compensation cost was recognized for share-based compensation in the Company’s financial statements since it applied APB Opinion No. 25 and related interpretations in accounting for these plans. The Company adopted SFAS 123(R) effective July 1, 2005.

The Company’s 1992 stock option plan permitted the board of directors to grant options to purchase up to 124,510 shares of the Company’s $0.01 par value common stock. The options may be granted to directors and officers of the Company. The price at which options may be exercised cannot be less than the fair value of the shares at the date the options are granted. The options are subject to certain vesting requirements and maximum exercise periods, as established by the board of directors.

In October 1999, the Company established the 1999 stock option plan (“1999 Plan”). The Company’s 1999 Plan permits the board of directors to grant options to purchase up to 263,500 shares of the Company’s $0.01 par value common stock. The options may be granted to directors and officers of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. They generally vest over 5 years and have 10-year contractual terms.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based payments awards. Weighted-average assumptions used in the option pricing model for the years ended June 30, 2006, 2005 and 2004 are presented in the following table.

	2006	2005	2004
Dividend yield	2.17%	2.44%	3.31%
Expected volatility	28.51%	24.26%	22.96%
Risk-free interest rate	4.28%	4.54%	6.08%
Expected life of options (in years)	7.50	7.50	7.50
Weighted-average grant date fair value of options
granted during the year	$7.53	$6.64	$6.09

Expected volatilities are based on historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate exercise dates and employee termination in order to determine the expected life of options. The risk-free interest rates are based on U. S. Treasury constant maturity yields in effect at the time of each grant for treasury securities with maturities approximating the expected life of options granted.

A summary of option activity for the year ended June 30, 2006 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
Options	Shares	Exercise Price	Contractual Term	Value
Outstanding at July 1, 2005	139,461	$12.09
Granted	14,800	21.24
Exercised	(36,200)	9.27
Outstanding at June 30, 2006	118,061	$14.10	5.13	$922,793
Vested, or expected to vest at June 30, 2006	114,673	$13.95	5.13	$914,427
Exercisable at June 30, 2006	93,861	$12.75	4.26	$863,033

Shares remaining available for future grant under the 1999 Plan total 650 at June 30, 2006. The total intrinsic value of options exercised during fiscal 2006, 2005 and 2004 was $421,000, $474,000 and $578,000, respectively.

As of June 30, 2006, there was $117,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1999 Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the years ended June 30, 2006, 2005 and 2004 was $55,000, $98,000 and $129,000, respectively.

Cash received from option exercise under share-based payment arrangements for the years ended June 30, 2006, 2004 and 2005 was $343,000, $393,000 and $386,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $26,000, $23,000 and $62,000, respectively, for the years ended June 30, 2006, 2005 and 2004.

Recognition and retention plan: In October 1999, the Company established the 1999 Recognition and Retention Plan (RRP) for certain executive officers. The Company contributed funds to the RRP to acquire 79,050 or 3% of the shares of common stock sold in April 1999. The shares of stock vest over a five year period. RRP expense for the years ended June 30, 2006, 2005 and 2004 was $39,000, $185,000 and $29,000, respectively.

A summary of the status of the Company’s non-vested shares as of June 30, 2006, and changes during the year ended June 30, 2006 is as follows:

		Weighted-Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at July 1, 2005	11,212	$20.93
Vested	(9,712)	22.20
Non-vested at June 30, 2006	1,500	$12.73

As of June 30, 2006 there was $3,000 of total unrecognized compensation cost related to non-vested RRP shares. The cost is expected to be recognized over a weighted-average period of less than one year. The total fair value of shares vested during the years ended June 30, 2006, 2005 and 2004 was $188,000, $272,000 and $261,000, respectively. Shares available for future grant under the RRP total 638 at June 30, 2006.

Note 12.	Related Party Transactions

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates. The aggregate outstanding balance of such loans totaled $1.6 million and $1.5 million, respectively, at June 30, 2006 and 2005. During the year ended June 30, 2006, total principal additions were $586,000, total principal payments were $194,000 and changes due to resignation of a director totaled $282,000.

Deposits from related parties held by the Bank at June 30, 2006 and 2005 amounted to $5.5 million and $8.0 million, respectively.

Note 13.	Stockholders’ Equity

Regulatory capital requirements: The Financial Institution Reform, Recovery, and Enforcement Act of 1989 (FIRREA) and the capital regulations of the Office of Thrift Supervision (OTS) promulgated thereunder require institutions to have minimum regulatory tangible capital equal to 1.5% of total assets, a minimum 4% leverage capital ratio, and a minimum 8% risk-based capital ratio. These capital standards set forth in the capital regulations must generally be no less stringent than the capital standards applicable to national banks. FIRREA also specifies the required ratio of housing-related assets in order to qualify as a savings institution.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established additional capital requirements which require regulatory action against depository institutions in one of the undercapitalized categories defined in implementing regulations. Institutions such as the Bank, which are defined as well capitalized, must generally have a leverage capital (core) ratio of at least 5%, a tier risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. FDICIA also provides for increased supervision by federal regulatory agencies, increased reporting requirements for insured depository institutions, and other changes in the legal and regulatory environment for such institutions.

The Bank met all regulatory capital requirements and was categorized as “well capitalized” at June 30, 2006 and 2005. Management believes that no conditions or events have occurred since those dates that would have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios as of June 30, 2006 and 2005 are presented in the following table:

	2006
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$45,386,000	7.66%	$8,891,000	1.50%	-	-
Tier 1 leverage (core)	45,386,000	7.66	23,709,000	4.00	$29,636,000	5.00%
Tier 1 risk-based capital	45,386,000	10.04	18,080,000	4.00	27,121,000	6.00
Total risk-based capital	48,972,000	10.83	36,161,000	8.00	45,201,000	10.00

	2005
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$47,468,000	8.38%	$8,501,000	1.50%	-	-
Tier 1 leverage (core)	47,468,000	8.38	22,670,000	4.00	$28,338,000	5.00%
Tier 1 risk-based capital	47,468,000	10.98	17,289,000	4.00	25,934,000	6.00
Total risk-based capital	52,887,000	12.24	34,579,000	8.00	43,223,000	10.00

Retained earnings at June 30, 2006 and 2005 included approximately $9,165,000, which constitute allocations to bad debt reserves for Federal income tax purposes and for which no provision for taxes on income has been made. If such allocations are charged for other than bad debt losses, taxable income is created to the extent of the charges.

Restrictions on stockholders’ equity: In July 1992, the Bank converted from a mutual to a stock organization through the formation of a Mutual Holding Company. In April 1999, the Mutual Holding Company converted to a stock organization.

The 1992 and 1999 Plans of Conversion provided for the establishment of a special “liquidation account” for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders in an amount equal to the greater of:

♦  The sum of the Mutual Holding Company’s ownership interests in the surplus and reserves of the Bank as of the date of its latest balance sheet contained in the final offering circular, and the amount of any dividends waived by the Mutual Holding Company.

♦  The retained earnings of the Bank at the time that the Bank reorganized into the Mutual Holding Company in July 1992.

Each eligible Account Holder and Supplemental Eligible Account Holder, if such person were to continue to maintain such person’s deposit account at the Bank, would be entitled, upon a complete liquidation of the Bank after the conversion, to an interest in the liquidation account prior to any payment to the Company as the sole stockholder of the Bank.

Federal regulations impose certain limitations on the payment of dividends and other capital distributions by the Bank. Under these regulations, a savings institution, such as the Bank, that will meet the fully phased-in capital requirements (as defined by OTS regulations) subsequent to a capital distribution is generally permitted to make such a capital distribution without OTS approval, subject to certain limitations and restrictions as described in the regulations. A savings institution with total capital in excess of current minimum capital requirements, but not in excess of the fully phased-in requirements, is permitted by the new regulations to make, without OTS approval, capital distributions of between 25% and 75% of its net earnings for the previous four quarters less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements is prohibited from making any capital distributions without prior approval from the OTS. The Bank’s current compliance with fully phased-in capital requirements would permit payment of dividends upon notice to the OTS.

Note 14.	Other Non-interest Expense

Other non-interest expense amounts are summarized as follows for the years ended June 30:

	2006	2005	2004
Printing, postage, courier, stationery and supplies	$699,819	$784,332	$775,429
Professional fees	684,134	736,448	476,666
Bank accounts and item processing	310,880	278,064	186,364
Contributions and public relations	267,240	275,129	259,275
ATM expense	184,815	228,392	259,405
Loan-related expense	163,127	192,369	198,032
OTS assessments and application fees	138,837	130,798	136,985
Telephone	113,734	115,287	136,993
Insurance	98,825	96,864	99,788
Amortization of intangibles	98,055	88,059	60,482
Other	713,985	1,047,430	1,257,614
	$3,473,451	$3,973,172	$3,847,033

Note 15.	Financial Instruments with Off-balance Sheet Risk

The Company is a party to various transactions with off-balance sheet risk in the normal course of business. These transactions are primarily commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recorded in the consolidated financial statements.

At June 30, 2006 and 2005, the Company had commitments to originate and purchase loans approximating $33.8 million and $62.5 million, respectively, excluding undisbursed portions of loans in process. Commitments, which are disbursed subject to certain limitations, extend over various periods of time. Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract. Because the credit worthiness of each customer is reviewed prior to extension of the commitment, the Company adequately controls its credit risk on these commitments, as it does for loans recorded on the statement of financial condition.

The Company had approved, but unused, consumer lines of credit of approximately $7.3 million and $7.4 million at June 30, 2006 and 2005, respectively. The Company had approved, but unused, commercial lines of credit of approximately $15.0 million and $15.1 million at June 30, 2006 and 2005, respectively.

At June 30, 2006 and 2005, the Company had commitments to sell loans approximating $1.5 million and $1.6 million, respectively.

Note 16.	Fair Value of Financial Instruments

The estimated fair values of Company’s financial instruments (as described in note 1) at June 30, 2006 and 2005 were as follows:

	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and due from banks	$15,157,203	$15,157,203	$15,102,382	$15,102,382
Interest-bearing deposits in other
financial institutions	24,747,546	24,747,546	16,233,325	16,233,325
Investment securities available-for-sale	47,319,732	47,319,732	49,558,894	49,558,794
Investment securities held-to-maturity	13,077,053	12,971,633	18,196,627	18,611,291
Loans receivable, net	457,029,250	448,405,000	433,446,753	426,970,000
FHLB stock	5,161,600	5,161,600	5,762,400	5,762,400
Accrued interest receivable	2,627,980	2,627,980	2,293,315	2,293,315

Financial liabilities:
Deposits	$446,056,388	$445,653,000	$407,562,405	$406,582,000
Advances from FHLB and other borrowings	92,753,665	92,096,000	104,564,262	106,222,000
Advance payments by borrowers for
taxes and insurance	976,658	976,658	953,281	953,281
Accrued interest payable	2,037,740	2,037,740	1,311,724	1,311,724

	2006		2005
	Notional	Unrealized	Notional	Unrealized
	Amount	Gain (loss)	Amount	Gain (loss)
Off-balance-sheet assets (liabilities):
Commitments to extend credit	$33,754,000	-	$62,527,000	-
Consumer lines of credit	7,301,000	-	7,383,000	-
Commercial lines of credit	15,001,000	-	15,072,000	-
Commitments to sell loans	(1,469,000)	-	(1,613,000)	-

Note 17.	Contingencies

The Company is involved with various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of its operations.

Note 18.	Operating Segments

An operating segment is generally defined as a component of a business for which discrete financial information is available and the operating results of which are regularly reviewed by the chief operating decision-maker. The Company’s primary business segment is banking. The banking segment generates revenue through interest and fees on loans, service charges on deposit accounts and interest on investment securities. The banking segment includes the Bank and the Company and related elimination entries between the two; since the Company’s primary activity is its ownership of the common stock of the Bank. The “other” segment includes the Company’s real estate development subsidiary and a wholly-owned subsidiary of the Bank that operates a title search and abstract continuation business in Iowa. Selected financial information on the Company’s segments is presented below for the years ended June 30, 2006, 2005 and 2004.

	2006 Segments
	Banking	Other	Consolidated
Interest income	$32,293,550	-	$32,293,550
Interest expense	15,095,457	-	15,095,457
Net interest income	17,198,093	-	17,198,093
Provision for loan losses	1,920,000	-	1,920,000
Net interest income after provision for loan losses	15,278,093	-	15,278,093

Non-interest income	6,065,697	$478,029	6,543,726
Non-interest expense	16,762,741	532,113	17,294,854

Income before income taxes	4,581,049	(54,084)	4,526,965
Income taxes	1,258,000	(63,000)	1,195,000
Net income	$3,323,049	$8,916	$3,331,965

Depreciation and amortization	$1,571,139	$21,611	$1,592,750

Total assets	$611,661,403	$873,856	$612,535,259

	2005 Segments
	Banking	Other	Consolidated
Interest income	$29,189,924	-	$29,189,924
Interest expense	11,839,381	-	11,839,381
Net interest income	17,350,543	-	17,350,543
Provision for loan losses	2,985,000	-	2,985,000
Net interest income after provision for loan losses	14,365,543	-	14,365,543

Non-interest income	8,521,891	$776,285	9,298,176
Non-interest expense	17,120,914	514,431	17,635,345

Income before income taxes	5,766,520	261,854	6,028,374
Income taxes	1,756,000	59,000	1,815,000
Net income	$4,010,520	$202,854	$4,213,374

Depreciation and amortization	$1,691,415	$24,293	$1,715,708

Total assets	$585,814,092	$998,799	$586,812,891

	2004 Segments
	Banking	Other	Consolidated
Interest income	$30,488,558	$663	$30,489,221
Interest expense	12,666,185	-	12,666,185
Net interest income	17,822,373	663	17,823,036
Provision for loan losses	1,225,000	-	1,225,000
Net interest income after provision for loan losses	16,597,373	663	16,598,036

Non-interest income	8,302,951	1,097,672	9,400,623
Non-interest expense	17,019,383	573,396	17,592,779

Income before income taxes	7,880,941	524,939	8,405,880
Income taxes	2,645,000	143,000	2,788,000
Net income	$5,235,941	$381,939	$5,617,880

Depreciation and amortization	$1,410,674	$23,289	$1,433,963

Total assets	$614,546,382	$975,727	$615,522,109

Note 19.	Parent Company Financial Information

Condensed statements of financial condition at June 30, 2006 and 2005 and condensed statements of income and cash flows for the years ended June 30, 2006, 2005 and 2004 are shown below for First Federal Bankshares, Inc.:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	2006	2005
ASSETS
Cash deposited at First Federal Bank	$2,762,439	$435,610
Interest-bearing deposits in other financial institutions	362,546	233,325
Cash and cash equivalents	3,124,985	668,935

Investment securities available-for-sale at fair value	-	260,922
Loans receivable, net	1,460,743	1,138,351
Investment in subsidiaries	63,351,369	65,905,913
Refundable income taxes	59,836	24,791
Other assets	441,785	2,437,686
Total assets	$68,438,718	$70,436,598

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deferred tax liability	-	$75,000
Accrued expenses and other liabilities	$114,824	66,393
Total liabilities	114,824	141,393

STOCKHOLDERS’ EQUITY
Preferred stock	-	-
Common stock	50,109	49,770
Additional paid-in capital	38,293,233	37,761,587
Retained earnings	57,013,427	55,028,733
Treasury stock	(25,920,685)	(21,747,743)
Accumulated other comprehensive income (loss), net unrealized
gain (loss) on securities available-for-sale	(325,650)	158,570
Unearned ESOP	(786,540)	(913,890)
Unearned RRP	-	(41,822)
Total stockholders’ equity	68,323,894	70,295,205

Total liabilities and stockholders’ equity	$68,438,718	$70,436,598

CONDENSED STATEMENTS OF OPERATIONS

	2006	2005	2004
Interest income:
Loans receivable	$90,047	$87,561	$113,802
Investment securities	3,967	14,364	9,769
Other interest-earning assets	72,333	33,448	45,041
Gain on sale of investment securities	202,944	-	-
Other income	73,691	35,972	71,449
Other general and administrative expenses	(527,620)	(412,916)	(307,572)
Losses before income taxes	(84,638)	(241,571)	(67,511)
Tax benefit on losses	32,000	94,000	28,000
Losses before subsidiary income	(52,638)	(147,571)	(39,511)
Equity in earnings of subsidiaries	3,384,603	4,360,945	5,657,391
Net income	$3,331,965	$4,213,374	$5,617,880

CONDENSED STATEMENTS OF CASH FLOWS

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,331,965	$4,213,374	$5,617,880
Adjustments to net income:
Equity in earnings of subsidiaries	(3,384,603)	(4,360,945)	(5,657,391)
Dividends received from subsidiaries	8,000,000	3,250,000	4,500,000
Net gain on sale of securities available-for-sale	(202,944)	-	-
Increase in other assets	(4,101)	(603)	(22,854)
Increase (decrease) in accrued expense and other liabilities	48,431	(3,801)	(10,443)
Increase (decrease) in accrued taxes on income	(61,045)	51,580	(61,555)
Net cash provided by operating activities	7,727,703	3,149,605	4,365,637

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available-for-sale	264,466	25,000	-
Decrease (increase) in loans receivable	(358,968)	149,557	83,111
Net cash (used in) provided by investing activities	(94,502)	174,557	83,111

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	343,062	393,044	386,228
Repurchase of common stock	(4,172,942)	(5,306,158)	(2,229,219)
Cash dividends paid	(1,347,271)	(1,424,914)	(1,278,388)
Net cash used in financing activities	(5,177,151)	(6,338,028)	(3,121,379)

Net increase (decrease) in cash and
cash equivalents	2,456,050	(3,013,866)	1,327,369

CASH AND CASH EQUIVALENTS
Beginning	668,935	3,682,801	2,355,432
Ending	$3,124,985	$668,935	$3,682,801

CONDENSED STATEMENTS OF CASH FLOWS

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,331,965	$4,213,374	$5,617,880
Adjustments to net income:
Equity in earnings of subsidiaries	(3,384,603)	(4,360,945)	(5,657,391)
Dividends received from subsidiaries	8,000,000	3,250,000	4,500,000
Net gain on sale of securities available-for-sale	(202,944)	-	-
Increase in other assets	(4,101)	(603)	(22,854)
Increase (decrease) in accrued expense and other liabilities	48,431	(3,801)	(10,443)
Increase (decrease) in accrued taxes on income	(61,045)	51,580	(61,555)
Net cash provided by operating activities	7,727,703	3,149,605	4,365,637

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available-for-sale	264,466	25,000	-
Decrease (increase) in loans receivable	(358,968)	149,557	83,111
Net cash (used in) provided by investing activities	(94,502)	174,557	83,111

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	343,062	393,044	386,228
Repurchase of common stock	(4,172,942)	(5,306,158)	(2,229,219)
Cash dividends paid	(1,347,271)	(1,424,914)	(1,278,388)
Net cash used in financing activities	(5,177,151)	(6,338,028)	(3,121,379)

Net increase (decrease) in cash and
cash equivalents	2,456,050	(3,013,866)	1,327,369

CASH AND CASH EQUIVALENTS
Beginning	668,935	3,682,801	2,355,432
Ending	$3,124,985	$668,935	$3,682,801

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of First Federal Bankshares, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment we believe that, as of June 30, 2006, the Company’s internal control over financial reporting is effective based on those criteria. The independent registered public accounting firm that audited the financial statements included in the annual report has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ Michael W. Dosland
President and CEO

/s/ Michael S. Moderski
Michael S. Moderski
Senior Vice President and CFO

Report of Independent Registered Public Accounting Firm

The Board of Directors
First Federal Bankshares, Inc.
Sioux City, Iowa

We have audited the consolidated statements of financial condition of First Federal Bankshares, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Federal Bankshares, Inc. and subsidiaries as of June 30, 2006 and 2005 and the results of their operations and their cash flows for each of the three years ended June 30, 2006 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Federal Bankshares, Inc. internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of First Federal Bankshares, Inc.’s internal control over financial reporting and an unqualified opinion on the effectiveness of First Federal Bankshares, Inc.’s internal control over financial reporting.

/s/ McGLADREY & PULLEN, LLP
Des Moines, Iowa
September 13, 2006

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors
First Federal Bankshares, Inc.
Sioux City, Iowa

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that First Federal Bankshares, Inc. maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Federal Bankshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that First Federal Bankshares, Inc. maintained effective internal control over financial reporting as of June 30, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, First Federal Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Federal Bankshares, Inc. and subsidiaries as of June 30, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2006, and our report dated September 13, 2006 expressed an unqualified opinion.

/s/ McGLADREY & PULLEN, LLP
Des Moines, Iowa
September 13, 2006

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A          CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting as of June 30, 2006 appears on page 78 of this Annual Report on Form 10-K.

The Attestation Report of the independent registered public accounting firm on management’s assessment of the Company’s internal control over financial reporting appears on pages 80-81 of this Annual Report on Form 10-K.

ITEM 9B          OTHER INFORMATION

Not applicable.

PART III

ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has adopted a Code of Ethics and Business Conduct policy that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, or controller or persons performing similar functions. The Code of Ethics and Business Conduct policy may be accessed on the Company’s website at www.firstfederalbank.com.

Information concerning Directors and Executive Officers of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement dated September 21, 2006.

ITEM 11           EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive Proxy Statement dated September 21, 2006.

ITEM 12           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company’s definitive Proxy Statement dated September 21, 2006.

The Company has adopted four equity-based compensation plans: the First Federal Savings Bank of Siouxland 1992 Incentive Stock Option Plan (the “1992 Stock Option Plan”), the 1992 Stock Option Plan for Outside Directors (the “Directors’ Plan”), the 1999 Stock Option Plan (the “1999 Stock Option Plan”) and the 1999 Recognition and Retention Plan (the “1999 Recognition Plan”). All such plans have been approved by stockholders of the Company. The Equity Compensation Plan Table is incorporated herein by reference from the Company’s definitive proxy statement dated September 21, 2006.

ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning relationships and transactions is incorporated herein by reference from the Company’s definitive Proxy Statement dated September 21, 2006.

ITEM 14           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The “Proposal II - Ratification of Appointment of Independent Auditors” Section of the Company’s definitive Proxy Statement dated September 21, 2006 is incorporated herein by reference.

PART IV

ITEM 15           EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(1)      Financial Statements

The following information appearing in the Company’s Annual Report to Stockholders for the year ended June 30, 2006

Annual Report Section	Pages in the Annual Report on Form 10-K

Selected Financial Data	19-21

Management’s Discussion and Analysis
of Financial Condition and Results
of Operations	22-36

Consolidated Balance Sheets	37

Consolidated Statements of Income	38

Consolidated Statements of Stockholders’ Equity
and Comprehensive Income	39

Consolidated Statements of Cash Flows	40-41

Notes to Consolidated Financial	42-77
Statements

Management’s Report on Internal Control
Over Financial Reporting	78

Reports of Independent Registered Public	79-81
Accounting Firms

With the exception of the afore-mentioned information, the Company’s Annual Report to Stockholders for the year ended June 30, 2006 is not deemed filed as part of this Annual Report on Form 10-K.

(2)      Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(3)      Exhibits

Sequential Page
		Reference to Prior	Number Where
		Filing or Exhibit	Attached Exhibits
Regulation S-K		Number Attached	Are Located in This
Exhibit Number	Document	Hereto	Form 10-K Report

3	Articles of Incorporation		Not Applicable

3	Bylaws		Not Applicable

4	Instruments defining the		Not Applicable
rights of security holders,
including debentures

9	Voting trust agreement	None	Not Applicable

10	Material contracts	None	Not Applicable

11	Statement re: computation	Not	Not Applicable
	of per share earnings	required

12	Statement re: computation	Not	Not Applicable
	of ratios	required

13	Annual Report to	None	Not Applicable
Security Holders

14	Code of Ethics and Business Conduct	14	Exhibit 14

16	Letter re: change in
	certifying		Not Applicable
	accountants	none

18	Letter re: change in
	accounting principles	None	Not Applicable

21	Subsidiaries of Company	21	Exhibit 21

22	Published report regarding	None	Not Applicable
matters submitted to vote of
security holders

23	Consent of Independent Registered Public	23	Exhibit 23
Accounting Firms and Counsel

24	Power of Attorney	Not	Not Applicable
Required

31.1	Certification of Chief Executive Officer	31.1	Exhibit 31.1
Pursuant to Section 302

31.2	Certification of Chief Financial Officer	31.2	Exhibit 31.2
Pursuant to Section 302

32	Certification Pursuant to Section 906	32	Exhibit 32

99	Additional Exhibits	None	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL BANKSHARES, INC.

Date:	September 13, 2006	By:	/s/ Michael W. Dosland
Michael W. Dosland
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:	/s/ Michael W. Dosland	By:	/s/ Michael S. Moderski
	Michael W. Dosland		Michael S. Moderski
	President and Chief Executive Officer		Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	September 13, 2006	Date:	September 13, 2006

By:	/s/ Arlene T. Curry	By:	/s/ Charles D. Terlouw
	Arlene T. Curry		Charles D. Terlouw
	Chairman of the Board		Director

Date:	September 13, 2006	Date:	September 13, 2006

By:	/s/ Gary L. Evans	By:	/s/ Allen J. Johnson
	Gary L. Evans		Allen J. Johnson
	Director		Director

Date:	September 13, 2006	Date:	September 13, 2006

By:	/s/ Steven L. Opsal	By:	/s/ David Van Engelhoven
	Steven L. Opsal		David Van Engelenhoven
	Executive Vice President and Director		Director

Date:	September 13, 2006	Date:	September 13, 2006

By:	/s/ Jon G. Cleghorn	By:	/s/ Ronald A. Jorgensen
	Jon G. Cleghorn		Ronald A. Jorgensen
	Director		Director

Date:	September 13, 2006	Date:	September 13, 2006

By:	/s/ Barry E. Backhaus
Barry E. Backhaus
Directo

Date:	September 13, 2006