Form 10-Q
period 2006-09-30
FIRST FEDERAL BANKSHARES INC
filed 2006-11-09
CIK 1075348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-25509

First Federal Bankshares, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	42-1485449
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

329 Pierce Street, Sioux City, Iowa	51101
(Address of principal executive offices)	(Zip Code)

712-277-0200
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at Nov 7, 2006
Common Stock, $.01 par value	3,383,588

FIRST FEDERAL BANKSHARES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2006	2006
ASSETS	(Unaudited)
Cash and due from banks	$13,289,554	$15,157,203
Interest-bearing deposits in other financial institutions	11,027,906	24,747,546
Cash and cash equivalents	24,317,460	39,904,749
Securities available-for-sale, at fair value (amortized cost
of $51,410,266 and $47,839,382, respectively)	51,288,565	47,319,732
Securities held-to-maturity, at amortized cost (fair value
of $12,458,657 and $12,971,633, respectively)	12,388,018	13,077,053

Loans receivable	456,451,932	462,494,813
Less allowance for loan losses	5,481,558	5,465,563
Net loans	450,970,374	457,029,250

Office property and equipment, net	14,010,213	12,545,414
Federal Home Loan Bank ("FHLB") stock, at cost	4,805,600	5,161,600
Accrued interest receivable	2,639,855	2,627,980
Goodwill	18,417,040	18,417,040
Other assets	16,002,632	16,452,441
Total assets	$594,839,757	$612,535,259

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$437,019,461	$446,056,388
Advances from FHLB and other borrowings	82,890,062	92,753,665
Advance payments by borrowers for taxes and insurance	332,631	976,658
Accrued interest payable	2,633,313	2,037,740
Accrued expenses and other liabilities	2,667,084	2,386,914
Total liabilities	525,542,551	544,211,365

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 12,000,000 shares authorized;
5,015,254 and 5,012,375 shares issued, respectively	50,138	50,109
Additional paid-in capital	38,349,303	38,293,233
Retained earnings, substantially restricted	57,650,651	57,013,427
Treasury stock, at cost, 1,632,266 shares for each period presented	(25,920,685)	(25,920,685)
Accumulated other comprehensive loss	(76,701)	(325,650)
Unearned Employee Stock Ownership Plan ("ESOP")	(755,500)	(786,540)
Total stockholders' equity	69,297,206	68,323,894
Total liabilities and stockholders' equity	$594,839,757	$612,535,259

See notes to condensed consolidated financial statements.

Index

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months
	ended September 30,
	2006	2005
Interest income:
Loans receivable	$7,635,843	$6,861,446
Investment securities	794,004	646,118
Interest-bearing deposits in other financial institutions	134,218	76,122
Total interest income	8,564,065	7,583,686

Interest expense:
Deposits	3,422,058	2,277,463
Advances from FHLB and other borrowings	1,036,978	1,131,694
Total interest expense	4,459,036	3,409,157
Net interest income	4,105,029	4,174,529
Provision for losses on loans	100,000	240,000
Net interest income after provision for losses on loans	4,005,029	3,934,529

Non-interest income:
Service charges on deposit accounts	843,190	839,781
Service charges on loans	61,703	95,957
Gain (loss) on sale of real estate held for development	40,000	(241,649)
Gain on sale of loans	184,973	233,754
Real estate-related activities	188,867	175,058
Other income	422,088	427,924
Total non-interest income	1,740,821	1,530,825

Non-interest expense:
Compensation and benefits	2,587,045	2,491,961
Office property and equipment	684,971	701,260
Data processing	117,187	123,005
Advertising and public relations	167,788	212,345
Other expense	832,117	767,645
Total non-interest expense	4,389,108	4,296,216

Income before income taxes	1,356,742	1,169,138
Income taxes	390,000	344,000
Net income	$966,742	$825,138

Earnings per share:
Basic earnings per share	$0.29	$0.24
Diluted earnings per share	$0.29	$0.24

Dividends declared per share	$0.10	$0.10

See notes to condensed consolidated financial statements.

Index

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three months
	ended September 30,
	2006	2005
Capital Stock:
Beginning of year balance	$50,109	$49,770
Stock options exercised: 5,000 and 2,700 shares, respectively	29	27
Amortization of employee stock grants	-	86
Reclassification due to adoption of SFAS123(R)	-	(112)
End of period balance	50,138	49,771

Additional paid-in capital:
Beginning of year balance	38,293,233	37,761,587
Stock options exercised	(17)	35,948
Stock compensation expense	18,462	18,644
Stock appreciation of allocated ESOP shares	36,601	32,364
Amortization of employee stock grants	1,024	35,575
Reclassification due to adoption of SFAS123(R)	-	(41,710)
End of period balance	38,349,303	37,842,408

Retained earnings, substantially restricted:
Beginning of year balance	57,013,427	55,028,733
Net income	966,742	825,138
Dividends paid on common stock	(329,518)	(345,075)
End of period balance	57,650,651	55,508,796

Treasury stock, at cost:
Beginning of year balance	(25,920,685)	(21,747,743)
Treasury stock purchased	-	(33,306)
End of period balance	(25,920,685)	(21,781,049)

Accumulated other comprehensive income (loss):
Beginning of year balance	(325,650)	158,570
Net change in unrealized gains (losses) on securities
available-for-sale, net of tax expense	248,949	(81,471)
End of period balance	(76,701)	77,099

Unearned ESOP shares:
Beginning of year balance	(786,540)	(913,890)
ESOP shares allocated	31,040	32,460
End of period balance	(755,500)	(881,430)

Unearned employee stock grants:
Beginning of year balance	-	(41,822)
Reclassification due to adoption of SFAS123(R)	-	41,822
End of period balance	-	-
Total stockholders' equity	$69,297,206	$70,815,595

See notes to condensed consolidated financial statements.

Index

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Net income	$966,742	$825,138
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during
the period, net of tax	248,949	(81,471)
Other comprehensive income (loss), net of tax	248,949	(81,471)
Total comprehensive income	$1,215,691	$743,667

See notes to condensed consolidated financial statements.

Index

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$966,742	$825,138
Adjustments to reconcile net income to net cash:
Loans originated for sale to investors	(12,560,000)	(14,882,000)
Proceeds from sale of loans originated for sale	12,845,524	13,760,660
Provision for losses on loans	100,000	240,000
Depreciation and amortization	304,575	391,929
Provision for deferred taxes	(50,000)	130,000
Equity-based compensation	87,127	119,129
Tax benefit resulting from stock options exercised	-	11,000
Net gain on sale of loans	(184,973)	(233,754)
Net (gain) loss on sale of real estate held for development	(40,000)	241,649
Amortization of premiums and discounts on loans and securities	(83,515)	(34,703)
Increase in accrued interest receivable	(11,875)	(289,785)
Decrease (increase) in other assets	103,693	(717,564)
Increase in accrued interest payable	595,573	291,329
Increase (decrease) in accrued expenses and other liabilities	19,252	(296,430)
Increase (decrease) in accrued taxes on income	260,918	(202,414)
Net cash provided by (used in) operating activities	2,353,041	(645,816)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities held-to-maturity	684,476	844,046
Purchase of securities available-for-sale	(4,996,978)	-
Proceeds from maturities of securities available-for-sale	1,418,790	2,496,235
Redemption of Federal Home Loan Bank Stock, net	356,000	94,500
Loans purchased	(7,570,000)	(7,649,000)
Decrease (increase) in loans receivable	13,523,703	(1,680,771)
Purchase of office property and equipment	(1,743,613)	(173,553)
Proceeds from sale of foreclosed real estate	8,400	142,098
Proceeds from sale of real estate held for development	821,511	487,249
Net expenditures on real estate held for development	(568,556)	(395,062)
Net cash provided by (used in) investing activities	1,933,733	(5,834,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits	(9,036,927)	(6,050,839)
Proceeds from FHLB advances and other borrowings	3,136,397	1,265,022
Repayment of FHLB advances and other borrowings	(13,000,000)	(4,000,000)
Net decrease in advances from borrowers for taxes and insurance	(644,027)	(606,049)
Issuance of common stock, net	12	24,975
Repurchase of common stock	-	(33,306)
Cash dividends paid	(329,518)	(345,075)
Net cash used in financing activities	(19,874,063)	(9,745,272)
Net decrease in cash and cash equivalents	(15,587,289)	(16,225,346)
CASH AND CASH EQUIVALENTS
Beginning of year	39,904,749	31,335,707
End of year	$24,317,460	$15,110,361

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$3,863,463	$3,117,828
Cash paid during the period for income taxes	$179,082	$3,039

See notes to condensed consolidated financial statements.

Index

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of presentation

The condensed consolidated balance sheet information for June 30, 2006 was derived from the audited Consolidated Balance Sheets of First Federal Bankshares, Inc. (the “Company”) at June 30, 2006. The condensed consolidated financial statements as of and for the three months ended September 30, 2006 and 2005 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in year-end financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations.

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

Critical Judgments and Estimates The Company describes all of its significant accounting policies in Note 1, of the Company's Audited Consolidated Financial Statements in its 2006 Annual Report to Stockholders which is incorporated herein by reference. Particular attention should be paid to the Company’s allowance for losses on loans, which requires significant management judgments and/or estimates because of the inherent uncertainties surrounding this area and/or the subjective nature of the area. For a discussion of the judgments and estimates relating to allowances for losses on loans, refer to the appropriate section in Note 1 of the Company's 2006 Audited Consolidated Financial Statements. Additional discussion is also available in the “Non-Performing Loans”, "Classified Loans" and "Allowances for Losses on Loans" sections of Part I, Item 1, "Business" of the 2006 Annual Report to Shareholders. Finally, information on the impact loss allowances have had on the Company's financial condition and results of operations for the three months ended September 30, 2006 and 2005, can be found below, in the section entitled "Results of Operations--Provision for Loan Losses".

In addition, significant judgments and/or estimates are made in the valuation of the Company’s goodwill. For a discussion of the judgments and estimates relating to goodwill, refer to the appropriate section in Note 1 of the Company’s 2006 Audited Consolidated Financial Statements.

The Company’s critical accounting policies and their application are periodically reviewed by the Audit Committee and the full Board of Directors.

Note 2. Organization

The Company is the holding company for First Federal Bank (the “Bank”). The Company owns 100% of the Bank’s common stock. Currently, the Company engages in no other significant activities beyond its ownership of the Bank’s common stock.

Note 3. Use of Estimates

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

Index

Note 4. Effect of New Accounting Standards

In March 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 156, Accounting for Servicing of Financial Assets (as Amended). This Statement amends FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. FAS 156 requires the separate accounting for servicing assets and servicing liabilities which arise from the sale of financial assets; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value; permits the choice of an amortization method or fair value method for subsequent measurements; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. For the Company, this Statement is effective for fiscal 2008. The Company is currently evaluating the impact that the adoption of FAS 156 will have on its financial position, results of operations and cash flows.

FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, interim period accounting, disclosure and transition for tax positions. FIN 48 is effective for the Company for fiscal 2008. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its financial position, results of operations and cash flows.

Management is also currently assessing EITF 06-04, Accounting for Deferred Compensation and Postretirement Aspects That Could be Realized in Accordance with FASB Technical Bulletin 85-4.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132 (R). FAS 158 requires a company that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of the benefit plan in its balance sheet. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation and is currently reported in the notes to the financial statements. This provision is effective for the Company for fiscal 2007. In addition, FAS 158 will require a company to measure its plan assets and benefit obligations as of its year end balance sheet date. Currently, a company is permitted to choose a measurement date up to three months prior to its year end to measure plan assets and liabilities. This provision is effective for the Company for fiscal 2009. The Company expects that the adoption of FAS 158 will not have a material impact on its financial position, results of operations and cash flows.

Note 5. Earnings per share

The following information was used in the computation of net earnings per common share on both a basic and diluted basis for the periods presented.

	Three months ended
	September 30,
	2006	2005
Basic earnings per share computation:
Net income	$966,742	$825,138
Weighted average common shares outstanding	3,300,648	3,447,124
Basic earnings per share	$0.29	$0.24

Diluted earnings per share computation:
Net income	$966,742	$825,138
Weighted average common shares outstanding	3,300,648	3,447,124
Incremental option and recognition and retention plan shares
using treasury stock method	41,942	57,725
Diluted shares outstanding	3,342,590	3,504,849
Diluted earnings per share	$0.29	$0.24

Index

Note 6. Dividends

On July 20, 2006 the Company declared a cash dividend on its common stock, payable on August 31, 2006 to stockholders of record as of August 17, 2006 equal to $0.10 per share. Excluding dividends on unallocated Employee Stock Ownership Plan (“ESOP”) shares, dividends totaling $329,518 were paid to stockholders on August 31, 2006.

On October 26, 2006 the Company declared a cash dividend on its common stock, payable on November 30, 2006 to stockholders of record as of November 16, 2006, equal to $0.105 per share.

Note 7. Stock Options

At September 30, 2006, the Company had two stock-based employee compensation plans, which are described more fully in Note 11 of the Company’s 2006 Annual Report to Stockholders. The Company adopted Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS123(R)”) which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, effective July 1, 2005. SFAS123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Upon adoption, the Company used the prospective transition method. The prospective method requires that compensation expense be recorded for all non-vested stock options beginning with the first quarter after adoption of SFAS123(R). Stock-based compensation expense for the three months ended September 30, 2006 and 2005 totaled $18,462 and $18,644, respectively.

On October 26, 2006, the Company’s stockholders approved the Company’s 2006 Stock-Based Incentive Plan (the “Stock Incentive Plan”). A description of the Stock Incentive Plan was included in “Proposal II - Approval of First Federal Bankshares, Inc. 2006 Stock-Based Incentive Plan” of the Company’s Definitive Proxy Statement for its 2006 Annual Meeting, as filed with the Securities and Exchange Commission on September 21, 2006, and is incorporated herein by reference.

A summary of option activity as of September 30, 2006, and changes since June 30, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding as of June 30, 2006	118,061	$14.10
Granted	-	-
Exercised	(5,000)	9.25
Outstanding at September 30, 2006	113,061	14.32	5.0	$860,543
Vested, or expected to vest, as of
September 30, 2006	109,673	14.16	4.9	852,177
Exercisable at September 30, 2006	88,861	$12.94	4.1	$800,783

No options were granted during the three months ended September 30, 2006 and 2005. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005, was $63,000 and $28,000, respectively. As of September 30, 2006, there was $99,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

Index

Note 8. Operating Segments

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

Selected financial information on the Company’s segments is presented below for the three months ended September 30, 2006 and 2005.

	September 30, 2006 Segments
(Dollars in Thousands)	Banking	Other	Consolidated
Interest income	$8,564	-	$8,564
Interest expense	4,459	-	4,459
Net interest income	4,105	-	4,105
Provision for loan losses	100	-	100
Net interest income after provision for loan losses	4,005	-	4,005
Non-interest income	1,512	$229	1,741
Non-interest expense	4,232	157	4,389
Income (loss) before income taxes	1,285	72	1,357
Income taxes	362	28	390
Net income (loss)	$923	$44	$967

Depreciation and amortization	$300	$5	$305

Total assets	$593,857	$983	$594,840

	September 30, 2005 Segments
(Dollars in Thousands)	Banking	Other	Consolidated
Interest income	$7,584	-	$7,584
Interest expense	3,409	-	3,409
Net interest income	4,175	-	4,175
Provision for loan losses	240	-	240
Net interest income after provision for loan losses	3,935	-	3,935
Non-interest income	1,597	($66)	1,531
Non-interest expense	4,122	174	4,296
Income (loss) before income taxes	1,410	(240)	1,170
Income taxes	434	(90)	344
Net income (loss)	$976	($150)	$826

Depreciation and amortization	$386	$6	$392

Total assets	$577,450	$486	$577,936

Index

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

Results of Operations for the Three Months Ended September 30, 2006 and 2005

Overview Net income for the three months ended September 30, 2006 totaled $967,000, or basic and diluted earnings per share of $0.29 each. This represents an increase of $142,000, or 17.2%, over net income of $825,000, or basic and diluted earnings per share of $0.24 each, for the three months ended September 30, 2005. The Company’s interest rate spread decreased by 19 basis points to 2.65% for the three months ended September 30, 2006 from 2.84% for the three months ended September 30, 2005.

Net interest Income Net interest income totaled $4.1 million and $4.2 million, respectively, for the three months ended September 30, 2006 and 2005. During the three months ended September 30, 2006, the cost of interest-bearing liabilities continued to increase more rapidly than yields on interest-earning assets resulting in a decrease of 19 basis points in the interest rate spread to 2.65% for the three months ended September 30, 2006 from 2.84% for the three months ended September 30, 2005. The cost of interest-bearing liabilities increased by 81 basis points to 3.73% for the three months ended September 30, 2006 from 2.92% for the three months ended September 30, 2005 while the yield on interest-earning assets increased by 62 basis points to 6.38% for the three months ended September 30, 2006 from 5.76% for the three months ended September 30, 2005. Largely offsetting the decrease in the interest rate spread was an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by $9.0 million, or 1.7%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The increase in the average balance of interest-earning assets for the three months ended September 30, 2006 was primarily due to an increase of $14.2 million in the average balance of loans that was partially offset by a $6.2 million decrease in the average balance of investment securities. This change in the mix of interest-earning assets also contributed to the increase in the yield on interest-earning assets in the current-year period. The average balance of interest-bearing liabilities increased by $11.0 million, or 2.4%, to $474.1 million for the three months ended September 30, 2006, due to a $26.2 million increase in the average balance of deposits, partially offset by a $15.2 million decrease in the average balance of borrowings.

Provision for Losses on Loans Provision for losses on loans decreased to $100,000 for the three months ended September 30, 2006 from $240,000 for the three months ended September 30, 2005. The loss provision for the three months ended September 30, 2006 was primarily related to an allowance established against loans to a small steel construction contractor that ceased operations during the period. During the same quarter of the prior year the loss provision was primarily due to allowances on loans to a motel operator whose parent company filed for bankruptcy and on loans to a small restaurant owner and to a local retail shop that had ceased operations. The allowance for loan losses totaled $5.5 million and $6.7 million, respectively, at September 30, 2006 and 2005. The allowance for loan losses was 64.1% and 122.1% of non-performing loans as of the same dates, respectively. The allowance for loan losses is lower at September 30, 2006 as compared to September 30, 2005 due to specific allowances included in the 2005 balance that were subsequently charged off during the fiscal year ended June 30, 2006. The allowance for loan losses at June 30, 2006 totaled $5.5 million, or 83.5% of non-performing loans.

Index

The following table summarizes the activity in the Company’s allowance for loan losses for the periods indicated.

	For the three months ended
	September 30,
(Dollars in Thousands)	2006	2005
Allowance for loan losses at beginning of period	$5,466	$6,718
Provision charged to operations	100	240
Charge-offs:
One- to four-family residential	–	(10)
Multi-family and non-residential real estate	(20)	(41)
Commercial business	–	(108)
Consumer	(78)	(104)
Total charge-offs	(98)	(263)
Recoveries	14	28
Allowance for loan losses at end of period	$5,482	$6,723

Allowance for loan losses as a % of total loans outstanding	1.20%	1.49%
Allowance for loan losses as a % of non-performing loans	64.10%	122.08%
Net loans charged off as a % of average loans outstanding (annualized)	0.07%	0.21%

Non-performing loans increased to $8.6 million at September 30, 2006 from $6.6 million at June 30, 2006. During the three months ended September 30, 2006, a $1.2 million loan classified as “substandard” was placed on nonaccrual. At this time management does not believe that a loss is probable; although there can be no assurances. In addition, loans totaling $900,000 to a start-up manufacturing company that has experienced recent cash flow problems were placed on nonaccrual during the three months ended September 30, 2006. The following table sets forth information regarding non-accrual loans and other non-performing assets at the dates indicated.

(Dollars in Thousands)	September 30, 2006	June 30, 2006
Loans accounted for on a non-accrual basis:
One- to four-family residential	$864	$1,104
Non-residential real estate	1,784	346
Commercial business	5,594	4,835
Consumer	310	258
Total non-performing loans	8,552	6,543
Other non-performing assets (1)	75	73
Total non-performing assets	$8,627	$6,616
Restructured loans not included in
other non-performing categories above	$884	$2,126

Non-performing loans as a percentage of total loans	1.87%	1.41%
Non-performing assets as a percentage of total assets	1.45%	1.08%
_______________________________________________________________
(1)
Includes the net book value of real property acquired by the Company through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is carried at the lower of cost or fair market value less estimated costs of disposition. Also includes repossessed automobiles, boats and trailers carried at the lower of cost or fair market value less estimated cost-to-sell.

Index

Noninterest Income Non-interest income increased to $1.7 million for the three months ended September 30, 2006 from $1.5 million for the three months ended September 30, 2005, due in part to a gain of $40,000 on the sale of real estate held for development for the current-year period. During the same period of the prior year the Company’s real estate development subsidiary completed a previous development project and recorded a loss of $242,000. Partially offsetting the increase in non-interest income related to gains and losses on the sale of real estate held for development was a $49,000 decrease in gain on sale of loans largely due to a 15.6% decrease in the volume of loans originated and sold during the three months ended September 30, 2006 as compared to the same period of the prior year. In addition, service charges on loans decreased by $34,000 for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 due to decreases in commercial prepayment penalties and service fees related to the Company’s residential and consumer loan portfolios.

Noninterest expense Non-interest expense increased by $93,000, or 2.2%, to $4.4 million for the three months ended September 30, 2006 from $4.3 million for the three months ended September 30, 2005. Compensation and benefits expense increased by $95,000, or 3.8%, to $2.6 million for the three months ended September 30, 2006 from $2.5 million for the three months ended September 30, 2005 primarily due to calendar-year salary increases. Partly offsetting the increase in salaries and benefits was a decrease in advertising and public relations expense. Advertising and public relations expense decreased by $44,000, or 21.0%, to $168,000 for the three months ended September 30, 2006 from $212,000 for the three months ended September 30, 2005 primarily due to the timing of certain advertising campaigns. Other noninterest expense increased by $64,000, or 8.4%, to $832,000 for the three months ended September 30, 2006 from $768,000 for the three months ended September 30, 2005 primarily due to an increase in expenses for recruiting, legal and audit fees.

Income tax expense Income tax expense totaled $390,000, or an effective tax rate of 28.7%, and $344,000, or an effective tax rate of 29.4%, for the three months ended September 30, 2006 and 2005, respectively. The effective tax rate decreased for the current-year period primarily due to an increase in tax-exempt interest on loans.

Financial Condition

Overview Total assets decreased by $17.7 million, or 2.9%, to $594.8 million at September 30, 2006 from $612.5 million at June 30, 2006 largely due to a decrease in cash and cash equivalents as the Company repaid $9.9 million in borrowings and funded a decrease of $9.0 million in deposit liabilities and an increase in investment securities.

Interest-Bearing Deposits with Banks Interest-bearing deposits with banks, which consist primarily of overnight investments at the FHLB, decreased by $13.7 million to $11.0 million at September 30, 2006 from $24.7 million at June 30, 2006. These deposit funds were used to pay down matured funding sources and reinvested in other interest-earning assets.

Securities Available-for-Sale and Held-for-Investment Total securities increased by $3.3 million to $63.7 million at September 30, 2006 from $60.4 million at June 30, 2006 as funds from interest-bearing deposits were reinvested in securities.

Index

Loans Receivable Loans receivable decreased by $6.0 million, or 1.3%, to $456.5 million at September 30, 2006 from $462.5 million at June 30, 2006 due to decreases in one- to four-family residential loans, multi-family and non-residential real estate loans and other non-mortgage loans. The following table sets forth information regarding the Company’s loan portfolio, by type of loan on the dates indicated.

	September 30, 2006		June 30, 2006
	Amount	%	Amount	%
(Dollars in Thousands)
One- to four-family residential (1)	$132,819	29.46	$133,630	29.25
Multi-family residential (1)	50,643	11.23	51,984	11.37
Non-residential real estate (1)	155,405	34.46	157,099	34.38
Commercial business loans	54,454	12.07	54,586	11.94
Home equity & second mortgage	29,674	6.58	29,850	6.53
Other non-mortgage loans (2)	33,864	7.51	35,724	7.81
Loans in process, unearned discounts and premiums,
and net deferred loan fees and costs	(407)	(0.09)	(378)	(0.08)
Subtotal	456,452	101.22	462,495	101.20
Allowance for loan losses	5,482	1.22	5,466	1.20
Total loans, net	$450,970	100.00	$457,029	100.00

(1) Includes construction loans.
(2) Includes other secured non-mortgage loans, secured and unsecured personal loans and loans on deposits.

Deposit Liabilities Deposit liabilities decreased by $9.0 million, or 2.0%, to $437.0 million at September 30, 2006 from $446.0 million at June 30, 2006 primarily due to a single large commercial depositor with a short-term operating account balance of $8.3 million at June 30, 2006.

FHLB Advances and Other Borrowings The Company’s FHLB advances and other borrowings decreased by $9.9 million, or 10.6%, to $82.9 million at September 30, 2006 from $92.8 million at June 30, 2006 as maturing FHLB advances were repaid.

Stockholders’ Equity Total stockholders’ equity increased by $973,000, or 1.4%, to $69.3 million at September 30, 2006 from $68.3 million at June 30, 2006. The increase in stockholders’ equity was primarily due to net income of $967,000 for the three months ended September 30, 2006 and a decrease in unrealized losses on available-for-sale securities, offset in part by dividends totaling $330,000.

Index

Capital
The Bank is required to maintain specified amounts of capital pursuant to regulations promulgated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well-capitalized" institution). At September 30, 2006, the Bank's regulatory capital exceeded all regulatory minimum requirements, as well as the amount required to be classified as a "well-capitalized" institution. The Bank's actual and required capital amounts and ratios as of September 30, 2006 and June 30, 2006 were as follows:

	September 30, 2006
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Tangible capital	$46,462	8.08%	$8,628	1.50%	-	-
Tier 1 leverage (core)	46,462	8.08	23,007	4.00	$28,759	5.00%
Tier 1 risk-based capital	46,462	10.37	17,915	4.00	26,873	6.00
Risk-based capital	49,790	11.12	35,830	8.00	44,788	10.00

	June 30, 2006
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Tangible capital	$45,386	7.66%	$8,891	1.50%	-	-
Tier 1 leverage (core)	45,386	7.66	23,709	4.00	$29,636	5.00%
Tier 1 risk-based capital	45,386	10.04	18,080	4.00	27,121	6.00
Risk-based capital	48,972	10.83	36,161	8.00	45,201	10.00

Liquidity and Capital Resources

The Company is required by OTS regulation to maintain sufficient liquidity to assure its safe and sound operation. The Company's primary sources of liquidity are deposits obtained through its branch office network, borrowings from the FHLB and other sources, amortization, maturity, and prepayment of outstanding loans and investments, and sales of loans and other assets. During the three months ended September 30, 2006 and 2005 the Company used these sources of funds to fund loan commitments, purchase loans, and cover maturing liabilities and deposit withdrawals. The Company had a total of $71.5 million of loan commitments outstanding as of September 30,

2006. In addition, at September 30, 2006, the Company had $169.7 million in certificates of deposits, $25.5 million in FHLB advances and $6.9 million in other borrowings that were scheduled to mature within one year.

Management believes that the Company has adequate resources to fund all of these obligations as well as the loan commitments it makes in the normal course of its business. The Company also believes it can adjust the rates it offers on certificates of deposit and other customer deposits to retain these deposits in changing interest rate environments. Management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company’s or the Bank’s liquidity, capital or operations, nor is management aware of any current recommendations by regulatory authorities which, if implemented would have a material effect on the Company’s or the Bank’s liquidity, capital or operations.

Index

During the three months ended September 30, 2006, management entered into an agreement with another financial institution to provide a $5.0 million line of credit to the Company. The line of credit has a one-year term and is priced at 175 basis points over the three month LIBOR rate. As of September 30, 2006, there was no outstanding balance on this line of credit.

The following table presents, as of September 30, 2006, the expected future payments of the Bank’s contractual obligations.

	Payments Due in:
(In thousands)	Less than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	Five Years or Greater	Total
FHLB advances	$25,500	$42,500	$8,000	-	$76,000
Other borrowings (1)	6,890	-	-	-	6,890
Operating lease	108	219	229	$408	964
Off-balance-sheet (2)	67,362	-	-	-	67,362
Total	$99,860	$42,719	$8,229	$408	$151,216

(1) Includes securities sold under repurchase agreements.
(2) Includes commitments to extend credit, net of commitments to sell loans.

Off-Balance Sheet Arrangements

In addition to the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and letters of credit. For the three months ended September 30, 2006, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company’s market risk is primarily comprised of interest rate risk resulting from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates might adversely affect the Company’s net interest income or the economic value of its portfolio of assets, liabilities and off-balance-sheet contracts. Management continually develops and applies strategies to mitigate this risk. The Company primarily relies on the OTS Net Portfolio Value Model (the “Model”) to measure its susceptibility to interest rate changes. For various assumed hypothetical changes in market interest rates, the Model estimates the current economic value of each type of asset, liability and off-balance-sheet contract. The present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts results in a net portfolio value (“NPV”) estimate. An analysis of the changes in NPV in the event of hypothetical changes in interest rates is presented in the Form 10-K filed by the Company for the fiscal year ended June 30, 2006. The Company’s NPV ratio after a 200 basis point rate-shock was 8.91% at June 30, 2006 as measured by the Model. As of that date, the Company’s interest rate risk, as measured by the Model, was within the Company’s Asset Liability Policy guidelines and the OTS “level of risk” was reported as “minimal”. Management does not believe that the Company’s primary market risk exposures and how those exposures were managed during the three months ended September 30, 2006 have changed significantly when compared to the immediately preceding quarter ended June 30, 2006. However, the Company’s primary market risk exposure has not yet been quantified at September 30, 2006, and the complexity of the Model makes it difficult to accurately predict results.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s first fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, there have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2006 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended September 30, 2006.

 The Company did not repurchase any shares of its common stock during the three months ended September 30, 2006. As of September 30, 2006, there were 225,495 shares of the Company’s common stock authorized for repurchase under a share repurchase plan announced in December 2005. The stock repurchase program expires in December 2007.

ITEM 3. Default upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the period covered by this report.

ITEM 5. Other Information

(a) Not applicable.
(b) Not applicable.

ITEM 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

FIRST FEDERAL BANKSHARES, INC.

DATE: November 9, 2006	BY:	/s/ Michael W. Dosland
Michael W. Dosland
President and Chief Executive Officer

DATE: November 9, 2006	BY:	/s/ Michael S. Moderski
Michael S. Moderski
Senior Vice President
Chief Financial Officer, and Treasurer

Index