Form 10-Q
period 2006-12-31
FIRST FEDERAL BANKSHARES INC
filed 2007-02-09
CIK 1075348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-25509

First Federal Bankshares, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	42-1485449
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

329 Pierce Street, Sioux City, Iowa	51101
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at Feb 5, 2007
Common Stock, $.01 par value	3,414,771

FIRST FEDERAL BANKSHARES, INC.

Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	December 31,	June 30,
	2006	2006
ASSETS
Cash and due from banks	$12,403,243	$15,157,203
Interest-bearing deposits in other financial institutions	6,953,780	24,747,546
Cash and cash equivalents	19,357,023	39,904,749
Securities available-for-sale, at fair value (amortized cost
of $63,014,733 and $47,839,382, respectively)	62,887,181	47,319,732
Securities held-to-maturity, at amortized cost (fair value
of $11,935,405 and $12,971,633, respectively)	11,899,384	13,077,053
Non-performing and classified loans held for sale, at lower of cost or fair value	10,348,812	-
Loans receivable	441,604,574	462,494,813
Less allowance for loan losses	2,044,108	5,465,563
Net loans	439,560,466	457,029,250

Office property and equipment, net	14,407,875	12,545,414
Federal Home Loan Bank ("FHLB") stock, at cost	4,583,100	5,161,600
Accrued interest receivable	2,701,580	2,627,980
Goodwill	18,417,040	18,417,040
Other assets	16,477,564	16,452,441
Total assets	$600,640,025	$612,535,259

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$447,662,533	$446,056,388
Advances from FHLB and other borrowings	77,888,530	92,753,665
Advance payments by borrowers for taxes and insurance	914,420	976,658
Accrued interest payable	2,524,039	2,037,740
Accrued expenses and other liabilities	1,961,745	2,386,914
Total liabilities	530,951,267	544,211,365

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 12,000,000 shares authorized;
5,056,603 and 5,012,375 shares issued, respectively	50,497	50,109
Additional paid-in capital	38,951,330	38,293,233
Retained earnings, substantially restricted	57,714,926	57,013,427
Treasury stock, at cost, 1,645,855 and 1,632,266 shares, respectively	(26,223,623)	(25,920,685)
Accumulated other comprehensive loss	(79,552)	(325,650)
Unearned Employee Stock Ownership Plan ("ESOP")	(724,820)	(786,540)
Total stockholders' equity	69,688,758	68,323,894
Total liabilities and stockholders' equity	$600,640,025	$612,535,259

See notes to consolidated financial statements.

Index

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
Interest income:
Loans receivable	$7,534,928	$7,269,402	$15,170,771	$14,130,848
Investment securities	1,004,556	683,033	1,798,560	1,329,151
Interest-bearing deposits in other financial institutions	109,615	18,307	243,833	94,429
Total interest income	8,649,099	7,970,742	17,213,164	15,554,428

Interest expense:
Deposits	3,784,219	2,511,494	7,206,277	4,788,957
Advances from FHLB and other borrowings	1,002,779	1,144,104	2,039,757	2,275,798
Total interest expense	4,786,998	3,655,598	9,246,034	7,064,755
Net interest income	3,862,101	4,315,144	7,967,130	8,489,673
Provision for losses on loans	402,663	510,000	502,663	750,000
Net interest income after provision for losses on loans	3,459,438	3,805,144	7,464,467	7,739,673

Non-interest income:
Service charges on deposit accounts	814,025	782,030	1,657,215	1,621,811
Service charges on loans	78,709	103,582	140,412	199,539
Gain (loss) on sale of real estate held for development	20,000	-	60,000	(241,649)
Net gain on sale of securities	-	202,944	-	202,944
Gain on sale of loans	160,934	164,214	345,907	397,968
Real estate-related activities	169,128	161,619	357,995	336,677
Other income	399,588	405,537	821,676	833,461
Total non-interest income	1,642,384	1,819,926	3,383,205	3,350,751

Non-interest expense:
Compensation and benefits	2,622,684	2,485,576	5,209,729	4,977,537
Office property and equipment	692,547	707,573	1,377,518	1,408,833
Data processing, ATM and debit card transaction
costs and other item processing expense	251,172	247,552	497,020	496,389
Professional, insurance and regulatory expense	274,719	246,132	558,981	466,079
Advertising, donations and public relations	220,113	167,658	388,658	381,290
Communications, postage and office supplies	214,164	208,120	413,663	405,134
Other expense	316,899	197,495	535,837	421,060
Total non-interest expense	4,592,298	4,260,106	8,981,406	8,556,322

Income before income taxes	509,524	1,364,964	1,866,266	2,534,102
Income taxes	97,000	367,000	487,000	711,000
Net income	$412,524	$997,964	$1,379,266	$1,823,102

Earnings per share:
Basic earnings per share	$0.12	$0.29	$0.42	$0.53
Diluted earnings per share	$0.12	$0.29	$0.41	$0.52

Dividends declared per share	$0.105	$0.100	$0.205	$0.200

See notes to consolidated financial statements.

Index

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Six months
	ended December 31,
	2006	2005
Capital Stock:
Beginning of year balance	$50,109	$49,770
Stock options exercised: 40,987 and 19,100 shares, respectively	388	191
Amortization of employee stock grants	-	97
Reclassification due to adoption of SFAS123(R)	-	(112)
End of period balance	50,497	49,946

Additional paid-in capital:
Beginning of year balance	38,293,233	37,761,587
Stock options exercised	540,252	189,184
Stock compensation expense	44,535	23,175
Employee stock grants awarded	(5,742)	-
Stock appreciation of allocated ESOP shares	72,459	61,340
Amortization of employee stock grants	6,593	37,077
Reclassification due to adoption of SFAS123(R)	-	(41,710)
End of period balance	38,951,330	38,030,653

Retained earnings, substantially restricted:
Beginning of year balance	57,013,427	55,028,733
Net income	1,379,266	1,823,102
Dividends paid on common stock	(677,767)	(685,300)
End of period balance	57,714,926	56,166,535

Treasury stock, at cost:
Beginning of year balance	(25,920,685)	(21,747,743)
Employee stock grants awarded (forfeited), net	5,742	-
Treasury stock acquired - 14,227 and 158,440 shares, respectively	(308,680)	(3,159,942)
End of period balance	(26,223,623)	(24,907,685)

Accumulated other comprehensive income (loss):
Beginning of year balance	(325,650)	158,570
Net change in unrealized gains (losses) on securities
available-for-sale, net of tax expense	246,098	(151,617)
Less: reclassification adjustment for net realized gains
included in net income, net of tax expense	-	127,246
End of period balance	(79,552)	(120,293)

Unearned ESOP shares:
Beginning of year balance	(786,540)	(913,890)
ESOP shares allocated	61,720	64,570
End of period balance	(724,820)	(849,320)

Unearned employee stock grants:
Beginning of year balance	-	(41,822)
Reclassification due to adoption of SFAS123(R)	-	41,822
End of period balance	-	-
Total stockholders' equity	$69,688,758	$68,369,836

See notes to consolidated financial statements.

Index

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income	$412,524	$997,964	$1,379,266	$1,823,102
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during
the period, net of tax	(2,851)	(70,146)	246,098	(151,617)
Less: reclassification adjustment for net realized gains
included in net income, net of tax expense	-	127,246	-	127,246
Other comprehensive income (loss), net of tax	(2,851)	(197,392)	246,098	(278,863)
Total comprehensive income	$409,673	$800,572	$1,625,364	$1,544,239

See notes to consolidated financial statements.

Index

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,379,266	$1,823,102
Adjustments to reconcile net income to net cash:
Loans originated for sale to investors	(21,963,000)	(28,205,000)
Proceeds from sale of loans originated for sale	22,447,213	27,456,507
Provision for losses on loans	502,663	750,000
Depreciation and amortization	588,477	656,846
Provision for deferred taxes	469,000	37,000
Equity-based compensation	185,307	186,259
Tax benefit resulting from stock options exercised	(134,000)	(12,000)
Net gain on sale of loans	(345,907)	(397,968)
Net gain on sale of securities available-for-sale	-	(202,944)
Net (gain) loss on sale of real estate held for development	(60,000)	241,649
Amortization of premiums and discounts on loans and securities	(214,359)	(78,044)
Increase in accrued interest receivable	(73,600)	(244,636)
Increase in other assets	(37,119)	(1,060,598)
Increase in accrued interest payable	486,299	151,921
Increase (decrease) in accrued expenses and other liabilities	66,192	(236,558)
Increase (decrease) in accrued taxes on income	(926,082)	681,414
Net cash provided by operating activities	2,370,350	1,546,950

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities held-to-maturity	1,169,180	3,120,521
Proceeds from sale of securities available-for-sale	-	264,466
Purchase of securities available-for-sale	(34,292,531)	(9,899,914)
Proceeds from maturities of securities available-for-sale	19,170,972	15,057,664
Redemption of Federal Home Loan Bank Stock, net	578,500	72,300
Loans purchased	(8,571,000)	(15,296,000)
Decrease (increase) in loans receivable	14,969,543	(10,479,594)
Purchase of office property and equipment	(2,400,663)	(313,754)
Proceeds from sale of foreclosed real estate	72,255	142,098
Proceeds from sale of real estate held for development	1,207,277	487,249
Net expenditures on real estate held for development	(1,054,574)	(868,583)
Net cash used in investing activities	(9,151,041)	(17,713,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	1,606,145	5,778,836
Proceeds from FHLB advances and other borrowings	3,134,865	5,538,316
Repayment of FHLB advances and other borrowings	(18,000,000)	(9,000,000)
Increase (decrease) in advances from borrowers for taxes and insurance	(62,238)	11,647
Issuance of common stock under stock options exercised	406,640	177,375
Tax benefit resulting from stock options exercised	134,000	12,000
Repurchase of common stock	(308,680)	(3,159,942)
Cash dividends paid	(677,767)	(685,300)
Net cash used in financing activities	(13,767,035)	(1,327,068)
Net decrease in cash and cash equivalents	(20,547,726)	(17,493,665)
CASH AND CASH EQUIVALENTS
Beginning of year	39,904,749	31,335,707
End of year	$19,357,023	$13,842,042

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$8,759,735	$6,912,834
Cash paid during the period for income taxes	$864,082	($7,414)

See notes to consolidated financial statements.

Index
FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of presentation

The consolidated financial statements as of and for the three and six month periods ended December 31, 2006, and 2005, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in year-end financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations.

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

Critical Judgments and Estimates The Company describes all of its significant accounting policies in Note 1, of the Company's Audited Consolidated Financial Statements in its 2006 Annual Report to Stockholders which is incorporated herein by reference. Particular attention should be paid to the Company’s allowance for losses on loans, which requires significant management judgments and/or estimates because of the inherent uncertainties surrounding this area and/or the subjective nature of the area. Information on the impact loss allowances have had on the Company's financial condition and results of operations for the three and six month periods ended December 31, 2006, and 2005, can be found below, in the sections entitled "Results of Operations--Provision for Loan Losses" and “Financial Condition -Non-Performing and Classified Assets”.

In addition, significant judgments and/or estimates are made in the valuation of the Company’s goodwill. For a discussion of the judgments and estimates relating to goodwill, refer to the appropriate section in Note 1 of the Company’s 2006 Audited Consolidated Financial Statements.

At December 31, 2006, the Company had non-performing and classified loans held for sale and those loans are carried at the lower of cost or fair value. The Company estimated the fair value of these loans based on a market indication of value less selling expenses. These estimates are subject to change.

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

Index

Note 4. Effect of New Accounting Standards

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (as Amended) (“SFAS 156”). This Statement amends Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), with respect to the accounting for separately recognized servicing assets and servicing liabilities. FAS 156 requires the separate accounting for servicing assets and servicing liabilities which arise from the sale of financial assets; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value; permits the choice of an amortization method or fair value method for subsequent measurements; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. For the Company, this Statement is effective for fiscal 2008. The Company is currently evaluating the impact that the adoption of FAS 156 will have on its financial position, results of operations and cash flows.

FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, interim period accounting, disclosure and transition for tax positions. FIN 48 is effective for the Company for fiscal 2008. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its financial position, results of operations and cash flows.

Management is also currently assessing Emerging Issues Task Force Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-04”). EITF 06-04 requires a company to recognize the corresponding liability and compensation costs for endorsement split- dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-04 is effective for the Company for fiscal 2008.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132 (R). FAS 158 requires a company that sponsors a defined benefit postretirement plan (other than a multi-employer plan) to fully recognize, as an asset or liability, the overfunded or underfunded status of the benefit plan in its balance sheet. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation and is currently reported in the notes to the financial statements. This provision is effective for the Company for fiscal 2007. In addition, FAS 158 will require a company to measure its plan assets and benefit obligations as of its year end balance sheet date. Currently, a company is permitted to choose a measurement date up to three months prior to its year end to measure plan assets and liabilities. This provision is effective for the Company for fiscal 2009. Since the Company participates in a multi-employer pension plan, it expects that the adoption of FAS 158 will not have a material impact on its financial position, results of operations and cash flows.

Index

Note 5. Earnings Per Share
The following information was used in the computation of net earnings per common share on both a basic and diluted basis for the periods presented.

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Basic earnings per share computation:
Net income	$412,524	$997,964	$1,379,266	$1,823,102
Weighted average common shares outstanding	3,318,317	3,408,742	3,309,482	3,427,934
Basic earnings per share	$0.12	$0.29	$0.42	$0.53

Diluted earnings per share computation:
Net income	$412,524	$997,964	$1,379,266	$1,823,102
Weighted average common shares outstanding	3,318,317	3,408,742	3,309,482	3,427,934
Incremental option and recognition and retention plan shares
using treasury stock method	28,697	50,828	33,456	50,928
Diluted shares outstanding	3,347,014	3,459,570	3,342,938	3,478,862
Diluted earnings per share	$0.12	$0.29	$0.41	$0.52

Note 6. Dividends

On January 18, 2007 the Company declared a cash dividend on its common stock, payable on February 28, 2007 to stockholders of record as of February 14, 2007, equal to $0.105 per share.

Note 7. Stock-Based Compensation

At December 31, 2006, the Company had three stock-based employee compensation plans., The Company adopted FASB Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS123(R)”) effective July 1, 2005. SFAS123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Upon adoption, the Company used the prospective transition method. The prospective method requires that compensation expense be recorded for all non-vested stock options beginning with the first quarter after adoption of SFAS 123(R). Stock-based compensation expense for the six months ended December 31, 2006 and 2005 totaled $44,535 and $23,175, respectively.

A summary of option activity as of December 31, 2006, and changes since June 30, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding as of June 30, 2006	118,061	$14.10
Granted	25,000	21.72
Exercised	(40,987)	11.05
Outstanding at December 31, 2006	102,073	$17.19	6.7	$489,254
Vested, or expected to vest, as of
December 31, 2006	95,745	$16.94	6.6	$484,214
Exercisable at December 31, 2006	56,873	$14.13	4.8	$453,254

The weighted-average fair value of options granted during the six months ended December 31, 2006 was $5.59 which was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions: expected life of 6.28 years, volatility of 23.69%, risk-free interest rate of 4.58% and yield rate of 2.15%. No options were granted during the six months ended December 31, 2005.

Index

The total intrinsic value of options exercised during the six months ended December 31, 2006 and 2005, was $434,000 and $197,000, respectively. As of December 31, 2006, there was $212,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, to be recognized over a weighted-average period of 2.95 years.

The Company also has a restricted stock plan established in October 1999 (the “RRP”) which is described more fully in Note 11 of the Company’s 2006 Annual Report to Stockholders. In addition, the Stock Incentive Plan provides for awards of restricted stock. A summary of the status of the Company’s non-vested shares of restricted stock as of December 31, 2006 and changes during the six months ended December 31, 2006 is as follows:

		Weighted Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at July 1, 2006	1,500	$12.73
Granted	6,000	21.50
Vested	(1,100)	21.34
Non-vested at December 31, 2006	6,400	$21.02

As of December 31, 2006 there was $125,000 of total unrecognized compensation cost related to non-vested restricted shares. The cost is expected to be recognized over a weighted-average period of five years. The total fair value of shares vested during the six months ended December 31, 2006 and 2005 was $24,000 and $188,000, respectively.

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

Selected financial information on the Company’s segments is presented below for the three and six months ended December 31, 2006, and 2005.

	Three Months Ended December 31, 2006
(Dollars in Thousands)	Banking	Other	Consolidated
Interest income	$8,649	-	$8,649
Interest expense	4,787	-	4,787
Net interest income	3,862	-	3,862
Provision for loan losses	403	-	403
Net interest income after provision for loan losses	3,459	-	3,459
Non-interest income	1,451	$191	1,642
Non-interest expense	4,457	134	4,591
Income before income taxes	453	57	510
Income taxes	74	23	97
Net income	$379	$34	$413
Depreciation and amortization	$579	$9	$588

Index

	Three Months Ended December 31, 2005
(Dollars in Thousands)	Banking	Other	Consolidated
Interest income	$7,971	-	$7,971
Interest expense	3,656	-	3,656
Net interest income	4,315	-	4,315
Provision for loan losses	510	-	510
Net interest income after provision for loan losses	3,805	-	3,805
Non-interest income	1,657	$163	1,820
Non-interest expense	4,116	144	4,260
Income before income taxes	1,346	19	1,365
Income taxes	359	8	367
Net income	$987	$11	$998
Depreciation and amortization	$652	$5	$657

	Six Months Ended December 31, 2006
(Dollars in Thousands)	Banking	Other	Consolidated
Interest income	$17,213	-	$17,213
Interest expense	9,246	-	9,246
Net interest income	7,967	-	7,967
Provision for loan losses	503	-	503
Net interest income after provision for loan losses	7,464	-	7,464
Non-interest income	2,963	$420	3,383
Non-interest expense	8,690	291	8,981
Income before income taxes	1,737	129	1,866
Income taxes	436	51	487
Net income	$1,301	$78	$1,379
Depreciation and amortization	$574	$14	$588
Total assets	$599,389	$1,251	$600,640

	Six Months Ended December 31, 2005
(Dollars in Thousands)	Banking	Other	Consolidated
Interest income	$15,554	-	$15,554
Interest expense	7,065	-	7,065
Net interest income	8,489	-	8,489
Provision for loan losses	750	-	750
Net interest income after provision for loan losses	7,739	-	7,739
Non-interest income	3,254	$97	3,351
Non-interest expense	8,238	318	8,556
Income (loss) before income taxes	2,755	(221)	2,534
Income taxes	793	(82)	711
Net income (loss)	$1,962	($139)	$1,823
Depreciation and amortization	$646	$11	$657
Total assets	$586,413	$1,116	$587,529

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

Results of Operations

Quarter Overview The Company’s net income for the three months ended December 31, 2006, was $413,000 or $0.12 per diluted share compared to $998,000 or $0.29 per diluted share in the same period last year. These amounts represent an annualized return on average assets (ROA) of 0.28% and 0.69%, respectively, and an annualized return on average equity (ROE) of 2.35% and 5.65%, respectively.

The decrease in net income from 2005 to 2006 was due to a $453,000 decrease in net interest income, a decrease of $178,000 in non-interest income, and a $332,000 increase in non-interest expense. These developments were partially offset by a decrease in provision for loan loss of $107.000 and a decrease in income tax expense of $270,000.

Six Month Overview The Company’s net income for the six months ended December 31, 2006, was $1.4 million or $0.41 per diluted share, compared to $1.8 million or $0.52 per diluted share in the same period last year. These amounts represent an annualized return on average assets (ROA) of 0.46% and 0.62%, respectively, and an annualized return on average equity (ROE) of 3.93% and 5.12%, respectively.

The decrease in net income from 2005 to 2006 was due to a $523,000 decrease in net interest income, and an increase in non-interest expense of $425,000. These developments were partially offset by a decrease in provision for loan loss of $247,000 and a decrease in income tax expense of $224,000.

The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of net interest income during the three and six month periods ended December 31, 2006.

Net Interest Income Net interest income for the three months and the six months ended December 31, 2006, totaled $3.9 million and $8.0 million, respectively, compared to $4.3 million and $8.5 million, respectively, for the same periods ended December 31, 2005. The cost of interest-bearing liabilities continued to increase more rapidly than yields on interest-earning assets resulting in a decrease of 50 basis points in the interest rate spread to 2.42% for the three months ended December 31, 2006, from 2.92% for the three months ended December 31, 2005. For the six months ended December 31, 2006, the interest rate spread declined to 2.54% from 2.88% in the same period last year. Offsetting the decrease in the interest rate spreads was an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased by $14.9 million, or 2.8%, and $11.8 million, or 2.2% for the three months and six months ended December 31, 2006, respectively, as compared to the same periods last year. The principal source of this growth occurred in the Company’s investment security portfolio and short term investments. This growth was funded by increases in deposit liabilities, primarily certificates of deposit.

Index

The following tables set forth information regarding the average balances and the Company’s assets, liabilities and equity, as well as the interest earned or paid on the average yield or cost of each. The information is based on daily average balances during the three and six month periods ended December 31, 2006, and 2005.

	Three months ended December 31,
	2006			2005
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (1)	$455,018	$7,535	6.57%	$456,958	$7,269	6.31%
Investment securities (2)	78,212	1,004	5.37%	68,077	683	4.35%
Short-term investments and other
interest-earning assets (3)	8,476	110	5.13%	1,789	18	4.06%
Total interest-earning assets	541,706	8,649	6.37%	526,824	7,970	6.05%
Non-interest-earning assets	55,184			51,976
Total assets	$596,890			$578,800

Interest-bearing liabilities:
Deposit liabilities	$397,549	3,784	3.78%	$360,765	2,511	2.76%
Borrowings	82,723	1,003	4.81%	102,674	1,144	4.42%
Total interest-bearing liabilities	480,272	4,787	3.95%	463,439	3,655	3.13%
Non-interest-bearing:
Deposit liabilities	41,423			40,999
Other liabilities	5,433			6,285
Total liabilities	527,128			510,723
Stockholders’ equity	69,762			68,077
Total liabilities and
stockholders' equity	$596,890			$578,800

Net interest income (2)		$3,862			$4,315
Interest rate spread (4)			2.42%			2.92%
Net yield on average
interest-earning assets (5)			2.89%			3.32%

Ratio of average interest -earning assets
to average interest-bearing liabilities			112.79%			113.68%

(1)	Average balances include nonaccrual loans and loans held for sale. Interest income includes loan fees which are not material.
(2)	Investment securities income is presented without the benefit of the tax effect of tax exempt income; yields are presented on a tax-effected basis.
(3)	Includes interest-earning deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on average interest-earning assets represents net interest income, tax-effected, as a percentage of average interest-earning assets.

Index

	Six months ended December 31,
	2006			2005
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (1)	$457,147	$15,170	6.58%	$451,141	$14,131	6.21%
Investment securities (2)	72,140	1,799	5.24%	70,188	1,329	4.13%
Short-term investments and other
interest-earning assets (3)	9,395	244	5.15%	5,551	94	3.37%
Total interest-earning assets	538,682	17,213	6.38%	526,880	15,554	5.90%
Non-interest-earning assets	55,362			51,988
Total assets	$594,044			$578,868

Interest-bearing liabilities:
Deposit liabilities	$392,063	7,206	3.65%	$360,618	4,789	2.63%
Borrowings	85,096	2,040	4.75%	102,672	2,275	4.40%
Total interest-bearing liabilities	477,159	9,246	3.84%	463,290	7,064	3.02%
Non-interest-bearing:
Deposit liabilities	42,276			41,226
Other liabilities	5,058			3,691
Total liabilities	524,493			508,207
Stockholders’ equity	69,551			70,661
Total liabilities and
stockholders' equity	$594,044			$578,868

Net interest income (2)		$7,967			$8,490
Interest rate spread (4)			2.54%			2.88%
Net yield on average
interest-earning assets (5)			3.00%			3.27%

Ratio of average interest -earning assets
to average interest-bearing liabilities			112.89%			113.73%

(1)	Average balances include nonaccrual loans and loans held for sale. Interest income includes loan fees which are not material.
(2)	Investment securities income is presented without the benefit of the tax effect of tax exempt income; yields are presented on a tax-effected basis.
(3)	Includes interest-earning deposits in other financial institutions.
(4)	Interest rate spread represents the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on average interest-earning assets represents net interest income, tax-effected, as a percentage of average interest-earning assets.

Provision for Losses on Loans Provision for losses on loans decreased to $403,000 for the three months ended December 31, 2006, from $510,000 for the three months ended December 31, 2005. For the six months ended December 31, 2006, the provision for loan losses decreased to $503,000 from $750,000 in the prior period. Three significant events affected the Bank’s provision for loan losses during the most recent periods: (1) the Bank entered into an agreement with a third party to market and sell $11.6 million of non-performing and classified loans, which represented a significant portion of the Bank’s non-performing and classified loans and resulted in a $1.3 million loss as compared to the loan balances net of previously established specific reserves; (2) the Bank recorded a $0.6 million loss on the final liquidation of a loan to a construction contractor and manufacturer; and (3) the Bank reduced specific and other loans loss allowances of $1.5 million as a result of these developments. The Bank’s methodology for establishing allowance for loan losses is heavily influenced by the level of the Bank’s non-performing and classified

Index

loans. As a result of the aforementioned developments, the Bank’s non-performing and classified loans declined substantially, which warranted the decline in the allowance for loan losses. The allowance for loan losses totaled $2.0 million and $5.6 million, respectively, at December 31, 2006, and 2005. The allowances for loan losses represent 73.7% and 143.8% of non-performing loans held for investment as of the same dates, respectively. The allowance for loan losses at June 30, 2006, totaled $5.5 million, or 83.5% of non-performing loans. Although management believes that the Company’s present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Company’s results of operations. For additional discussion, refer to “Financial Condition - Loans Held for Sale” and “Financial Condition - Non-performing and Classified Assets.”

The following table summarizes the activity in the Company’s allowance for loan losses for the periods indicated.

	Three months ended		Six months ended
	December 31,		December 31,
(Dollars in Thousands)	2006	2005	2006	2005
Balance at beginning of period	$5,482	$6,723	$5,466	$6,718
Provision for loan losses (1)	403	510	503	750
Charge-offs:
Single-family mortgage loans	-	(19)	(20)	(29)
Commercial real estate loans	-	(1)	-	(42)
Commercial business loans	(2,617)	(1,486)	(2,617)	(1,594)
Consumer loans	(49)	(178)	(127)	(282)
Total loans charged-off	(2,666)	(1,684)	(2,764)	(1,947)
Loans transferred to held for sale (2)	(1,300)	-	(1,300)	-
Recoveries	125	23	139	51
Charge-offs net of recoveries	(3,841)	(1,661)	(3,925)	(1,896)
Balance at end of period	$2,044	$5,572	$2,044	$5,572

Allowance for loan losses to total loans	0.46%	1.20%	0.46%	1.20%
Allowance for loan losses to non-performing loans (3)	73.66%	143.76%	73.66%	143.76%
Net annualized charge-offs to average loans outstanding	3.38%	1.45%	1.72%	0.84%

(1)
Includes a $1.3 million loss on transfer of $11.6 million of non-performing and classified loans to held for sale, and $0.6 million of losses on other commercial business loans. These amounts are net of a $1.5 million reduction in the allowance for loan losses due to the significant decline in non-performing and classified assets resulting from the aforementioned transfer to loans held for sale.

(2)	2006 data consists of $2.0 million relating to commercial real estate loans, and $0.1 million relating to single-family mortgage loans, offset by $0.8 million in commercial business loans.
(3)
The 2006 non-performing loan amount does not include $8.0 million in non-performing loans held for sale. If non-performing loans held for sale are included, the ratio of the allowance for loan losses to non-performing loans is 18.97%.

Non-interest Income Non-interest income decreased to $1.6 million for the three months ended December 31, 2006, from $1.8 million during the same period in 2005. Non-interest income for the six months ended December 31, 2006, and 2005 totaled $3.4 million in each period. The following paragraphs discuss the principal components of non-interest income and the primary reasons for the changes from 2005 to 2006.

Service Charges on Deposit Accounts Service charges on deposits increased $32,000 or 4% for the three month period ended December 31, 2006, as compared to the same period in the previous year. For the six months ended December 31, 2006, service charges on deposit accounts increased $35,000 or 2% as compared to the same period last year. These increases were due primary to increases in overdraft fees.

Service Charges on Loans Service charges on loans decreased $25,000 or 24% for the three month period ended December 31, 2006, as compared to the same period in the previous year. For the six months ended December 31, 2006, service charges on loans decreased $59,000 or 30% as compared to the same period last year. The

Index

decline in service charges is primarily due to the decline in the amount of prepayment penalties collected in commercial loans and service fees related to the Company’s residential and consumer loan portfolios.

Gain (Loss) on Sale of Real Estate Held for Investment The gain on sale of real estate held for investment for the three months ended December 31, 2006, and 2005, was $20,000 and zero, respectively. The gain on sale for real estate held for investment for the six months ended December 31, 2006, was $60,000 compared to a loss of $242,000 for the same period the previous year. The gains in recognized in the three months and six months of 2006 were due to gains related to the Company’s real estate development subsidiary. During the same period of the prior year the Company’s real estate development subsidiary completed a previous development project and recorded a loss of $242,000.

Net Gain on the Sale of Securities The gain on the sale of securities for the three and six months ended December 31, 2006, was zero compared to $203,000 during the same periods in 2005. The gains recognized in the prior period were due to the sale of another financial institution’s stock that was held at the holding company.

Gain on Sale of Loans Gain on sale of loans decreased by $3,000 or 2% and $52,000 or 13% during the three and six month periods ended December 31, 2006, respectively, compared to the same periods in the previous year. The decrease in the gain on sale of loans is attributed to the decrease in fixed rate mortgage origination volumes. Volumes have been declining as the mortgage refinance business slowed due to higher interest rates.

Real Estate Related Activities This income is primarily due to the Company’s title and abstract continuation businesses in northwest Iowa. Income from these activities increased $8,000 or 5% for the three months ended December 31, 2006, compared to the three months ended December 31, 2005. For the six months ended December 31, 2006, income from real estate related activities increased $21,000 or 6.3% compared to the six months ended December 31, 2005.

Other Income Other income represents income primarily from the sale of fixed annuities and mutual funds, as well as income for the Company’s escrow subsidiary. Other income decreased $6,000 or 1% and by $12,000 or 1% during the three and six month periods ended December 31, 2006, respectively, as compared to the same periods in the previous year. The decrease in each period is primarily due to decreases in the Company’s fixed annuity and mutual fund sales.

Non-Interest Expense Non-interest expense for the three months ended December 31, 2006, and 2005, was $4.6 million and $4.3 million, respectively. Non-interest expense for the six months ended December 31, 2006, and 2005 was $9.0 million and $8.6 million, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for the changes from 2005 to 2006.

Compensation and Benefits Compensation and employee benefits increased $0.1 million to $2.6 million or 6% during the three months ended December 31, 2006, as compared to the same period in the previous year. For the six months ended December 31, 2006, compensation and employee benefits increased $0.2 million or 5% compared to the six months ended December 31, 2005. Increases in compensation and employee benefits for both time frames can be primarily attributed to normal annual merit increases.

Office Property and Equipment Office property and equipment expense decreased $15,000 or 2% and by $31,000 or 2% during the three and six months ended December 31, 2006, respectively, compared to the same periods in the previous year. The decline in office property and equipment expense is primarily due to decreasing costs associated with the depreciation of fixed assets.

Data Processing Data processing expenses remained relatively flat increasing only $4,000 or 2% for the three months ended December 31, 2006, compared to the same period last year, and increasing less than $1,000 for the six months ended December 31, 2006, compared to the six months ended December 31, 2006.

Professional, Insurance, and Regulatory Professional, insurance and regulatory expense increased from $246,000 to $274,000 for the three months ended December 31, 2006, and 2005, respectively. This expense also increased from $446,000 to $559,000 for the six months ended December 31, 2006, and 2005, respectively. The

Index

increase in expense is primarily attributed to costs associated with outsourcing the Bank’s loan review function and increased legal fees.

Advertising, Donations and Public Relations Expenses related to advertising, donations and public relations, increased $52,000 or 31% and $7,000 or 2% during the three and six months ended December 31, 2006, respectively, as compared to the same periods in the previous year. These increases are primarily due to new deposit and branch marketing campaigns intended to increase retail deposits.

Communication, Postage and Office Supplies Communications, postage, and office supplies expense increased by $6,000 or 3% and $9,000 or 2% during the three and six months ended December 31, 2006, respectively, as compared to the same periods in the previous year. These increases were primarily due to increases in postal and shipping rates.

Other Non-Interest Expense Other non-interest expense increased by $119,000 or 60% and by $115,000 or 27% for the three and six month period ended December 31, 2006, respectively, as compared to the same periods in the previous year. These increases were primarily due to the increases in recruiting fees for new employees and expenses related to the non-compete agreement entered into between the Company and a former employee.

Income tax expense Income tax expense for the three months ended December 31, 2006, and 2005, was $97,000 and $367,000, respectively, or 19.0% and 26.9% of pre-tax income, respectively. Income tax expense for the six months ended December 31, 2006, and 2005 was $487,000 and $711,000, respectively, or 26.1% and 28.1% of pretax income, respectively. The effective tax rate in both periods decreased primarily due to tax exempt income becoming a larger percentage of pretax income.

Financial Condition

Overview Total assets decreased by $11.9 million or 1.9%, to $600.6 million at December 31, 2006, from $612.5 million at June 30, 2006, primarily due to a decrease in the Bank’s loans receivable and cash and cash equivalents. These developments were partially offset by an increase in securities available-for-sale.

Interest-Bearing Deposits with Banks Interest-bearing deposits with banks, which consist primarily of overnight investments at the Federal Home Loan Bank (“FHLB”), decreased by $17.7 million to $7.0 million at December 31, 2006, from $24.7 million at June 30, 2006. These deposit funds were used to pay down FHLB advances as they matured or were reinvested in other investment securities as described in the next paragraph.

Securities Available-for-Sale and Held-for-Investment Total securities increased by $14.4 million to $74.8 million at December 31, 2006, from $60.4 million at June 30, 2006, as funds from interest-bearing deposits were reinvested in securities. During this period the Corporation purchased short- and medium-term fixed collateralized mortgage obligations (“CMOs”). In addition, the Corporations also purchased collateralized debt obligations (“CDO”) backed by bank and insurance trust preferred notes.

Non-Performing and Classified Loans Held for Sale During the three months ended December 31, 2006, the Company transferred $11.6 million of nonperforming and classified loans to held for sale status and recognized a $1.3 million loss on these loans. Management believes the future sale of these loans to be a positive development for the Company. The sale of these loans will remove an uncertainty relating to the potential loss on these credits in the future, it will eliminate a significant distraction to the Company’s loan officers and senior management and it will lower the level of non-performing and classified loans to a level that is more comparable with the banking industry. The sale is also expected to increase the Company’s profitability. Management expects that returning the sale proceeds to earning assets could add no less than $0.07 to earnings per share on an annual basis.

The Company expects to complete the sale of these loans during the third fiscal quarter ending March 31, 2007. However there can be no assurances that the Company will be able to consummate the sale or that there will not be an additional loss on the ultimate sale of these loans.

Index

Loans Receivable Loans receivable decreased by $20.9 million, or 4.5%, to $441.6 million at December 31, 2006, from $462.5 million at June 30, 2006. The decrease is due, in part to the aforementioned potential sale of nonperforming and classified loans. The following table sets forth information regarding the Company’s loan portfolio, by type of loan on the dates indicated.

	December 31, 2006		June 30, 2006
(Dollars in Thousands)	Amount	%	Amount	%
One- to four-family residential (1)	$129,805	29.54	$133,630	29.25
Multi-family residential (1)	46,523	10.58	51,984	11.37
Non-residential real estate (1)	152,107	34.60	157,099	34.38
Commercial business loans	52,395	11.92	54,586	11.94
Home equity and second mortgage loans	28,832	6.56	29,850	6.53
Other non-mortgage loans (2)	32,271	7.34	35,724	7.81
Loans in process, unearned discounts and premiums,
and net deferred loan fees and costs	(329)	(0.07)	(378)	(0.08)
Subtotal	441,604	100.47	462,495	101.20
Allowance for loan losses	2,044	0.47	5,466	1.20
Total loans, net	$439,560	100.00	$457,029	100.00

(1)	Includes construction loans.
(2)	Includes other secured non-mortgage loans, secured and unsecured personal loans and loans on deposits.

FHLB Stock The Company’s FHLB stock decreased from $5.2 million at June 30, 2006, to $4.6 million at December 31, 2006. The decrease was a direct result of the Company having less FHLB advances which reduces the level of FHLB stock required to be held.

Deposit Liabilities Deposit liabilities increased by $1.6 million, to $447.7 million at December 31, 2006, from $446.1 million at June 30, 2006. The increase in deposits is primarily due to increases in retail certificates of deposit. The following table sets forth information regarding the Company’s deposit portfolio on the dates indicated.

	December 31, 2006		June 30, 2006
(Dollars in Thousands)	Amount	%	Amount	%
Noninterest-bearing checking	$43,725	9.77	$46,890	10.51
Interest-bearing checking accounts	76,567	17.10	67,411	15.11
Money market accounts	58,110	12.98	72,964	16.36
Savings accounts	24,946	5.57	27,856	6.24
Certificates of deposit	244,315	54.58	230,935	51.78
Total deposits	$447,663	100.00	$446,056	100.00

FHLB Advances and Other Borrowings The Company’s FHLB advances and other borrowings decreased by $14.9 million, or 16.1%, to $77.9 million at December 31, 2006, from $92.8 million at June 30, 2006. During the six months ended December 31, 2006, the Company did not incur any new borrowings from the FHLB and cash flows were used to repay maturing FHLB advances.

Stockholders’ Equity Total stockholders’ equity increased by $1.4 million, or 2.1%, to $69.7 million at December 31, 2006, from $68.3 million at June 30, 2006. The increase in stockholders’ equity was primarily due to net income of $1.4 million for the six months ended December 31, 2006, and increases in additional paid in capital from equity based benefits offset by dividends paid.

Index

Non-Performing and Classified Assets At December 31, 2006, non-performing loans consist of $8.0 million of non-performing loans held for sale and $3.3 million of non-performing loans held for investment, as compared to $6.5 million as of June 30, 2006. Non-performing loans held for investment as a percentage of total loans held for investment decreased from 1.41% at June 30, 2006, to 0.63% in December 31, 2006. During the three months ended December 31, 2006, a $1.8 million loan classified as “Substandard” was placed on non-accrual. Further discussion of this borrower is made later in this section. The following table sets forth information regarding non-accrual loans and other non-performing assets at the dates indicated.

(Dollars in Thousands)	December 31, 2006	June 30, 2006
Loans held for investment accounted for on a non-accrual basis:
Single-family mortgage loans	$555	$1,104
Commercial real estate loans	1,750	346
Commercial business loans	220	4,835
Consumer loans	250	258
Total non-performing loans held for investment (1)	2,775	6,543
Other non-performing assets (2)	504	73
Total non-performing assets (1)	$3,279	$6,616
Restructured loans not included in
other non-performing categories above	$908	$2,126

Non-performing loans to total loans receivable (1)	0.63%	1.41%
Non-performing assets to total assets (1)	0.55%	1.08%
(1)
2006 data does not include $8.0 million in non-performing loans held for sale. Including non-performing loans held for sale for 2006, the ratio of non-performing loans to total loans receivable would be 2.44% and the ratio of non-performing assets to total assets would be 1.88%.

(2)
Includes the net book value of real property acquired by the Company through foreclosure or deed in  lieu of foreclosure. Upon acquisition, this property is carried at the lower of cost or fair market value less estimated costs of disposition. Also includes repossessed automobiles, boats and trailers carried at the lower of cost or fair market value less estimated cost-to-sell.

As of December 31, 2006, the Company’s classified assets totaled $13.1 million or 2.18% of total assets. Contingent on the aforementioned loan sale, the Company’s classified assets will decline to $3.8 million, or 0.63%, of total assets as of December 31, 2006, compared to $7.6 million, or 1.24%, as of June 30, 2006.

The Company is closely monitoring two classified loans totaling $2.2 million that are included in the $3.8 million of classified assets. These two loans are classified “Substandard” as of that date. The following paragraphs contain a brief discussion of each relationship.

In 2005, the bank purchased a $1.75 million participation in a $19.30 million loan for construction of a senior housing facility in Brooklyn Park, Minnesota. At the time of closing a significant portion of the units in the project were pre-sold with valid purchase agreements and escrowed deposits. The loan was paying as agreed until December of 2006. At that time the borrower started accepting requests for cancellation of the original purchase agreements based on accusations of fraud on the part of an unrelated third party responsible for marketing the project. As a result, the bank group was forced to commence foreclosure proceedings against the borrower. Management believes this loan is adequately secured and no loss is expected at this time. However, there can be no assurances.

In 2002, the bank purchased a $0.5 million participation of a $3.2 million loan to a private golf and social club. The loan was paying as agreed until December 2006. At that time the borrower notified the bank group of a significant operating shortfall. As of December 31, 2006, the bank group has not met with the borrower to determine an appropriate course of action. Management believes this loan is adequately secured by the underlying collateral, which consists primarily of real estate and to a lesser degree accounts receivable and equipment. No loss is expected at this time. However, there can be no assurances.

Index

Liquidity and Capital

The Bank is required to maintain specified amounts of capital pursuant to regulations promulgated by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well-capitalized" institution). At December 31, 2006, the Bank's regulatory capital exceeded all regulatory minimum requirements, as well as the amount required to be classified as a "well-capitalized" institution. The Bank's actual and required capital amounts and ratios as of December 31, 2006, and June 30, 2006, were as follows:

	December 31, 2006
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Tangible capital	$47,116	8.11%	$8,714	1.50%	-	-
Tier 1 leverage (core)	47,116	8.11	23,238	4.00	$29,048	5.00%
Tier 1 risk-based capital	47,116	10.35	18,217	4.00	27,325	6.00
Risk-based capital	48,968	10.75	36,433	8.00	45,542	10.00

	June 30, 2006
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Tangible capital	$45,386	7.66%	$8,891	1.50%	-	-
Tier 1 leverage (core)	45,386	7.66	23,709	4.00	$29,636	5.00%
Tier 1 risk-based capital	45,386	10.04	18,080	4.00	27,121	6.00
Risk-based capital	48,972	10.83	36,161	8.00	45,201	10.00

The Company is also required by OTS regulation to maintain sufficient liquidity to assure its safe and sound operation. The Company's primary sources of liquidity are deposits obtained through its branch office network, borrowings from the FHLB and other sources, amortization, maturity, and prepayment of outstanding loans and investments, and sales of loans and other assets. During the six months ended December 31, 2006, and 2005, the Company used these sources of funds to fund loan commitments, purchase loans, and cover maturing liabilities and deposit withdrawals. The Company had a total of $76.7 million of loan commitments outstanding as of December 31, 2006. In addition, at December 31, 2006, the Company had $196.7 million in certificates of deposits, $20.5 million in FHLB advances and $6.9 million in other borrowings that were scheduled to mature within one year.

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

During the current fiscal year, management entered into an agreement with another financial institution to provide a $5.0 million line of credit to the Company. The line of credit has a one-year term and is priced at 175 basis points over the three month LIBOR rate. As of December 31, 2006, there was no outstanding balance on this line of credit.

Index

The following table presents, as of December 31, 2006, the expected future payments of the Bank’s contractual obligations.

	Payments Due in:
(In thousands)	Less than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	Five Years or Greater	Total
FHLB advances	$20,500	$42,500	$8,000	-	$71,000
Other borrowings (1)	6,889	-	-	-	6,889
Operating lease	126	271	315	$629	1,341
Off-balance-sheet (2)	76,717	-	-	-	76,717
Total	$104,232	$42,771	$8,315	$629	$155,947

(1)	Includes securities sold under repurchase agreements.
(2)	Includes commitments to extend credit, net of commitments to sell loans.

Off-Balance Sheet Arrangements

In addition to the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and letters of credit. For the six months ended December 31, 2006, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company’s market risk is primarily comprised of interest rate risk resulting from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates might adversely affect the Company’s net interest income or the economic value of its portfolio of assets, liabilities and off-balance-sheet contracts. Management continually develops and applies strategies to mitigate this risk. The Company primarily relies on the OTS Net Portfolio Value Model (the “Model”) to measure its susceptibility to interest rate changes. For various assumed hypothetical changes in market interest rates, the Model estimates the current economic value of each type of asset, liability and off-balance-sheet contract. The present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts results in a net portfolio value (“NPV”) estimate. An analysis of the changes in NPV in the event of hypothetical changes in interest rates is presented in the Form 10-K filed by the Company for the fiscal year ended June 30, 2006. The Company’s NPV ratio after a 200 basis point rate-shock was 8.92% at September 30, 2006, compared to 8.91% at June 30, 2006, as measured by the Model. As of that date, the Company’s interest rate risk, as measured by the Model, was within the Company’s Asset Liability Policy guidelines and the OTS “level of risk” was reported as “minimal”. Management does not believe that the Company’s primary market risk exposures and how those exposures were managed during the three months ended December 31, 2006, have changed significantly when compared to the immediately preceding quarter ended September 30, 2006. However, the Company’s primary market risk exposure has not yet been quantified at December 31, 2006, and the complexity of the Model makes it difficult to accurately predict results.

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

Index

the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, there have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the six months ended December 31, 2006.

The following table presents a summary of the Company’s share repurchases during the quarter ended December 31, 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet be Purchased Under the Program (2)
October 1 through October 31, 2006	none	-	none	225,495
November 1 through November 30, 2006	14,227	$21.70	14,000	211,495
December 1 through December 31, 2006	none	-	none	211,495
(1)	Includes shares withheld to satisfy tax liability on vesting of restricted stock under the 1999 Recognition and Retention Plan: 227 shares in November 2006.
(2)
On December 12, 2005 the Company announced that its Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 10% of its issued and outstanding shares, or up to
346,000 shares. The program expires on November 22, 2007, pursuant to a one-year extension approved by the
Board of Directors on October 26, 2006.

ITEM 3. Default upon Senior Securities

None.

Index

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company convened its 2006 Annual Meeting of Stockholders on October 26, 2006. At the meeting, the Stockholders of the Company considered and voted on the following proposals:

Ballot No. 1. The election of Jon G. Cleghorn, Michael W. Dosland and David M. Roederer, each to serve as a director for a term of three years and until his successor had been elected and qualified.

			Percentage of
			total Voted Shares
Director	For	Withheld	Voted in Favor
Jon G. Cleghorn	3,028,221	72,456	97.7%
Michael W. Dosland	3,037,883	62,794	98.0%
David M. Roederer	3,036,721	63,956	97.9%

Ballot No. 2. The approval of the Company’s 2006 Stock-Based Incentive Plan.

				Broker
	For	Against	Abstain	Non-Votes
Number of Votes	1,871,803	551,383	98,285	579,206
% of Total Shares Voted	77.3%	22.7%

Ballot No. 3. The ratification of McGladrey & Pullen, LLP as the independent registered public accounting firm of the Company for the fiscal year ending June 30, 2007.

	For	Against	Abstain
Number of Votes	3,051,856	6,888	41,933
% of Total Shares Voted	99.8%	0.2%

ITEM 5. Other Information

(a) Not applicable.
(b) Not applicable.

ITEM 6. Exhibits

Exhibit 10.1	Change in Control Agreement - Amy M. Anderson-Vali
Exhibit 10.2	Change in Control Agreement - Bernard J. Schneiderman
Exhibit 10.3	Change in Control Agreement - Michael S. Moderski
Exhibit 10.4	Change in Control Agreement - Peggy E. Smith
Exhibit 10.5	Change in Control Agreement - Scott S. Sehnert

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

FIRST FEDERAL BANKSHARES, INC.

DATE: February 9, 2007	BY:	/s/ Michael W. Dosland
Michael W. Dosland
President and Chief Executive Officer

DATE: February 9, 2007	BY:	/s/ Michael S. Moderski
Michael S. Moderski
Senior Vice President, Chief Financial Officer
and Treasurer