Form 10-Q
period 2007-03-31
FIRST FEDERAL BANKSHARES INC
filed 2007-05-10
CIK 1075348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-25509

First Federal Bankshares, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	42-1485449
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

329 Pierce Street, Sioux City, Iowa	51101
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
    YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at May 7, 2007
Common Stock, $.01 par value	3,395,371

FIRST FEDERAL BANKSHARES, INC.

Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31,	June 30,
	2007	2006
ASSETS
Cash and due from banks	$9,154,991	$15,157,203
Interest-bearing deposits in other financial institutions	13,316,665	24,747,546
Cash and cash equivalents	22,471,656	39,904,749
Securities available-for-sale, at fair value (amortized cost
of $131,416,922 and $47,839,382, respectively)	131,375,582	47,319,732
Securities held-to-maturity, at amortized cost (fair value
of $11,587,378 and $12,971,633, respectively)	11,576,265	13,077,053
Loans receivable	429,348,839	462,494,813
Less allowance for loan losses	2,031,177	5,465,563
Net loans	427,317,662	457,029,250
Office property and equipment, net	14,627,056	12,545,414
Federal Home Loan Bank ("FHLB") stock, at cost	3,826,600	5,161,600
Accrued interest receivable	2,966,440	2,627,980
Goodwill	18,417,040	18,417,040
Other assets	15,127,830	16,452,441
Total assets	$647,706,131	$612,535,259

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$505,529,672	$446,056,388
Advances from FHLB and other borrowings	67,154,737	92,753,665
Advance payments by borrowers for taxes and insurance	379,855	976,658
Accrued interest payable	2,884,527	2,037,740
Accrued expenses and other liabilities	1,665,537	2,386,914
Total liabilities	577,614,328	544,211,365

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 12,000,000 shares authorized;
5,066,226 and 5,012,375 shares issued, respectively	50,594	50,109
Additional paid-in capital	39,143,757	38,293,233
Retained earnings, substantially restricted	58,383,625	57,013,427
Treasury stock, at cost, 1,670,855 and 1,632,266 shares, respectively	(26,765,123)	(25,920,685)
Accumulated other comprehensive loss	(26,340)	(325,650)
Unearned employee stock ownership plan ("ESOP")	(694,710)	(786,540)
Total stockholders' equity	70,091,803	68,323,894
Total liabilities and stockholders' equity	$647,706,131	$612,535,259

See notes to consolidated financial statements.

Index

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Interest income:
Loans receivable	$7,341,477	$7,497,959	$22,512,248	$21,628,807
Investment securities	1,530,616	679,878	3,329,176	2,009,029
Interest-bearing deposits in other financial institutions	73,503	74,976	317,336	169,405
Total interest income	8,945,596	8,252,813	26,158,760	23,807,241

Interest expense:
Deposits	4,183,302	2,748,065	11,389,579	7,537,022
Advances from FHLB and other borrowings	918,449	1,143,565	2,958,206	3,419,363
Total interest expense	5,101,751	3,891,630	14,347,785	10,956,385
Net interest income	3,843,845	4,361,183	11,810,975	12,850,856
Provision for losses on loans	31,424	320,000	534,087	1,070,000
Net interest income after provision for losses on loans	3,812,421	4,041,183	11,276,888	11,780,856

Non-interest income:
Service charges on deposit accounts	706,211	696,587	2,363,426	2,318,398
Service charges on loans	79,663	67,815	220,075	267,354
Gain (loss) on sale of real estate held for development	15,000	-	75,000	(241,649)
Gain on sale of securities	-	-	-	202,944
Gain on sale of loans	135,387	91,473	481,294	489,441
Other income	365,589	388,890	1,180,714	1,191,026
Total non-interest income	1,301,850	1,244,765	4,320,509	4,227,514

Non-interest expense:
Compensation and benefits	2,520,922	2,472,831	7,535,219	7,265,640
Office property and equipment	751,356	722,728	2,116,168	2,115,380
Data processing, ATM and debit card transaction
costs, and other item processing expense	243,867	244,479	740,887	740,868
Professional, insurance and regulatory expense	251,598	313,042	810,387	779,121
Advertising, donations and public relations	160,197	160,360	543,872	536,360
Communications, postage and office supplies	212,019	202,157	614,059	595,896
Other expense	348,513	184,388	866,536	547,696
Total non-interest expense	4,488,472	4,299,985	13,227,128	12,580,961

Income before income taxes and discontinued operations	625,799	985,963	2,370,269	3,427,409
Income taxes	120,000	248,000	561,000	936,000
Income from continuing operations	505,799	737,963	1,809,269	2,491,409
Income from discontinued operations, net of tax (including
gain on disposal of $510,000, net of tax, in 2007)	513,883	27,770	589,679	97,426
Net income	$1,019,682	$765,733	$2,398,948	$2,588,835

Per share information:
Basic earnings per share from continuing operations	$0.15	$0.22	$0.54	$0.73
Basic earnings per share from discontinued operations	0.16	0.01	0.18	0.03
Basic earnings per share	$0.31	$0.23	$0.72	$0.76

Diluted earnings per share from continuing operations	$0.15	$0.22	$0.54	$0.72
Diluted earnings per share from discontinued operations	0.15	0.01	0.18	0.03
Diluted earnings per share	$0.30	$0.23	$0.72	$0.75

Dividends declared per share	$0.105	$0.100	$0.310	$0.300

See notes to consolidated financial statements.

Index

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Nine Months
	Ended March 31,
	2007	2006
Capital Stock:
Beginning of year balance	$50,109	$49,770
Stock options exercised: 50,611 and 30,846 shares, respectively	485	309
Amortization of employee stock grants	-	97
Reclassification due to adoption of SFAS 123(R)	-	(112)
End of period balance	50,594	50,064

Additional paid-in capital:
Beginning of year balance	38,293,233	37,761,587
Stock options exercised	655,295	299,127
Stock compensation expense	72,196	36,942
Employee stock grants awarded	(5,742)	-
Stock appreciation of allocated ESOP shares	107,179	97,376
Amortization of employee stock grants	21,596	38,197
Reclassification due to adoption of SFAS 123(R)	-	(41,807)
End of period balance	39,143,757	38,191,422

Retained earnings, substantially restricted:
Beginning of year balance	57,013,427	55,028,733
Net income	2,398,948	2,588,835
Dividends paid on common stock	(1,028,750)	(1,017,753)
End of period balance	58,383,625	56,599,815

Treasury stock, at cost:
Beginning of year balance	(25,920,685)	(21,747,743)
Employee stock grants awarded (forfeited), net	5,742	-
Treasury stock acquired - 38,589 and 203,440 shares, respectively	(850,180)	(4,172,942)
End of period balance	(26,765,123)	(25,920,685)

Accumulated other comprehensive income (loss):
Beginning of year balance	(325,650)	158,570
Net change in unrealized gains (losses) on securities
available-for-sale, net of tax expense	299,310	(208,660)
Less: reclassification adjustment for net realized gains
included in net income, net of tax expense	-	127,246
End of period balance	(26,340)	(177,336)

Unearned ESOP shares:
Beginning of year balance	(786,540)	(913,890)
ESOP shares allocated	91,830	96,070
End of period balance	(694,710)	(817,820)

Unearned employee stock grants:
Beginning of year balance	-	(41,822)
Reclassification due to adoption of SFAS 123(R)	-	41,822
End of period balance	-	-
Total stockholders' equity	$70,091,803	$67,925,460

See notes to consolidated financial statements.

Index

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income	$1,019,682	$765,733	$2,398,948	$2,588,835
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during
the period, net of tax	53,212	(57,043)	299,310	(208,660)
Less: reclassification adjustment for net realized gains
included in net income, net of tax expense	-	-	-	127,246
Other comprehensive income (loss), net of tax	53,212	(57,043)	299,310	(335,906)
Total comprehensive income	$1,072,894	$708,690	$2,698,258	$2,252,929

   See notes to consolidated financial statements.

Index

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	March 31,
	2007	2006
Cash flows from continuing operating activities:
Net income	$2,398,948	$2,588,835
Income from discontinued operations	(589,679)	(97,426)
Adjustments to reconcile net income to net cash:
Loans originated for sale to investors	(30,512,000)	(28,026,000)
Proceeds from sale of loans originated for sale	31,639,058	27,587,349
Provision for losses on loans	534,087	1,070,000
Depreciation and amortization	794,345	980,647
Provision for deferred taxes	438,000	(4,000)
Equity-based compensation	292,801	172,515
Tax benefit resulting from stock options exercised	(151,000)	(24,000)
Net gain on sale of loans	(481,294)	(489,441)
Net gain on sale of securities available-for-sale	-	(202,944)
Net (gain) loss on sale of real estate held for development	(75,000)	241,649
Amortization of premiums and discounts on loans and securities	(291,507)	(161,534)
Increase in accrued interest receivable	(338,460)	(429,921)
Decrease (increase) in other assets	1,169,427	(344,113)
Increase in accrued interest payable	846,787	590,247
Decrease in accrued expenses and other liabilities	(210,153)	(318,799)
Increase (decrease) in accrued taxes on income	(888,269)	629,821
Net cash provided by continuing operating activities	4,576,091	3,762,885
Cash flows from continuing investing activities:
Proceeds from maturities of securities held-to-maturity	1,510,893	3,771,408
Proceeds from sale of securities available-for-sale	-	264,466
Purchase of securities available-for-sale	(92,479,223)	(9,859,625)
Proceeds from maturities of securities available-for-sale	8,945,286	19,529,168
Redemption of Federal Home Loan Bank Stock, net	1,335,000	378,300
Loans purchased	(10,247,000)	(21,526,000)
Proceeds from sales of loans	10,356,585	-
Decrease (increase) in loans receivable	27,944,279	(7,873,558)
Proceeds from sale of office property and equipment	66,511	155
Purchase of office property and equipment	(3,044,909)	(359,703)
Proceeds from sale of foreclosed real estate	365,168	260,725
Proceeds from sale of real estate held for development	1,989,961	487,249
Net expenditures on real estate held for development	(1,754,991)	(1,206,526)
Net cash used in continuing investing activities	(55,012,440)	(16,133,941)
Cash flows from continuing financing activities:
Increase in deposits	59,473,284	23,446,423
Proceeds from FHLB advances and other borrowings	4,401,072	9,797,066
Repayment of FHLB advances and other borrowings	(30,000,000)	(17,000,000)
Decrease in advances from borrowers for taxes and insurance	(596,803)	(551,140)
Issuance of common stock under stock options exercised	504,780	275,436
Tax benefit resulting from stock options exercised	151,000	24,000
Repurchase of common stock	(850,180)	(4,172,942)
Cash dividends paid	(1,028,750)	(1,017,753)
Net cash provided by continuing financing activities	32,054,403	10,801,090
Cash flows from discontinued operations:
Net cash provided by operating activities of discontinued operations	96,686	57,272
Net cash provided by investing activities of discontinued operations	1,027,167	-
Net cash used in financing activities of discontinued operations	(175,000)	(135,000)
Net cash provided by (used in) discontinued operations	948,853	(77,728)
Decrease in cash and cash equivalents	(17,433,093)	(1,647,694)
Cash and cash equivalents at beginning of period	39,904,749	31,335,707
Cash and cash equivalents at end of period	$22,471,656	$29,688,013

Supplemental disclosures:
Cash paid during the period for interest	$13,500,998	$10,366,138
Cash paid during the period for income taxes	$953,279	$353,122

See notes to consolidated financial statements.

Index

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of presentation

The consolidated financial statements as of and for the three and nine month periods ended March 31, 2007 and 2006, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosure normally included in year-end financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to these rules and regulations.

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

Critical Judgments and Estimates   The Company describes all of its significant accounting policies in Note 1 of the Company's Audited Consolidated Financial Statements in its 2006 Annual Report on Form 10-K.   Particular attention should be paid to the Company’s allowance for losses on loans, which requires significant management judgments and/or estimates because of the inherent uncertainties surrounding this area and/or the subjective nature of the area.  Information on the impact loss allowances have had on the Company's financial condition and results of operations for the three and nine month periods ended March 31, 2007 and 2006, can be found below, in the sections entitled  "Results of Operations – Provision for Losses on Loans" and “Financial Condition – Non-Performing and Classified Assets”.

In addition, significant judgments and/or estimates are made in the valuation of the Company’s goodwill.  For a discussion of the judgments and estimates relating to goodwill refer to the appropriate section in Note 1 of the Company’s 2006 Audited Consolidated Financial Statements.

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

Note 4.  Discontinued Operations

The Company sold substantially all the assets of its title search and abstract continuation business in a cash sale on March 1, 2007, resulting in an after-tax gain of $510.000.  The results of operations of this business are shown in the Company’s consolidated statements of income for the three months and nine months ended March 31, 2007, as “discontinued operations”.   The prior period operations of the business sold have been reclassified to reflect those results as discontinued operations in those prior periods.  The assets of the business sold have not been presented because those amounts are not material.

Index

The results of discontinued operations were as follows:

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Non-interest income	$118,349	$173,581	$478,684	$512,246
Non-interest expense	103,787	128,811	339,326	355,820
Income before income taxes	14,562	44,770	139,358	156,426
Income taxes	11,000	17,000	60,000	59,000
Operating income from discontinued operations	3,562	27,770	79,358	97,426
Gain on sale of discontinued operations	821,321	-	821,321	-
Tax on gain on sale of discontinued operations	311,000	-	311,000	-
Gain on sale of discontinued operations, net of tax	510,321	-	510,321	-
Income from discontinued operations	$513,883	$27,770	$589,679	$97,426

Note 5.  Effect of New Accounting Standards

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (as Amended) (“SFAS 156”).  This Statement amends Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 requires the separate accounting for servicing assets and servicing liabilities which arise from the sale of financial assets; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value; permits the choice of an amortization method or fair value method for subsequent measurements; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.  SFAS 156 is effective July 1, 2007, for the Company.  The Company is currently evaluating the impact that the adoption of SFAS 156 will have on its financial position, results of operations, and cash flows.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, interim period accounting, disclosure and transition for tax positions.  FIN 48 is effective for the Company on July 1 2007.  The Company is currently evaluating the impact that the adoption of FIN 48 will have on its financial position, results of operations, and cash flows.

Management is also currently assessing Emerging Issues Task Force Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-04”).  EITF 06-04 requires a company to recognize the corresponding liability and compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods.  EITF 06-04 is effective for the Company on July 1, 2007.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but applies under other existing accounting pronouncements that require or permit fair value measurements.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and, therefore, should be determined based on the assumptions that market participants would use in pricing that asset or liability.  SFAS 157 also establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the Company’s own assumptions about market participant assumptions based on the best information available.  SFAS 157 is effective for the Company on July 1, 2008, with earlier adoption permitted.  The Company does not expect adoption to have a significant impact on its consolidated financial statements, results of operations, or liquidity.

Index

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R) (“SFAS 158”).  SFAS 158 requires a company that sponsors a defined benefit postretirement plan (other than a multi-employer plan) to fully recognize, as an asset or liability, the overfunded or underfunded status of the benefit plan in its balance sheet.  The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation and is currently reported in the notes to the financial statements.  This provision was effective for the Company on July 1, 2006.  In addition, SFAS 158 will require a company to measure its plan assets and benefit obligations as of its year end balance sheet date.  Currently, a company is permitted to choose a measurement date up to three months prior to its year end to measure plan assets and liabilities.  This provision is effective for the Company July 1, 2008.  Since the Company participates in a multi-employer pension plan, it expects that the adoption of SFAS 158 will not have a material impact on its financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards Number 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits a company to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for the Company on             July 1, 2007.  The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its financial position, results of operations, and cash flows.

Note 6.  Earnings Per Share

The following information was used in the computation of net earnings per common share on both a basic and diluted basis for the periods presented.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Basic earnings per share computation:
Income from continuing operations	$505,799	$737,963	$1,809,269	$2,491,409
Income from discontinued operations	513,883	27,770	589,679	97,426
Net income	$1,019,682	$765,733	$2,398,948	$2,588,835
Weighted average common shares outstanding	3,329,442	3,311,516	3,316,039	3,389,694
Basic earnings per share from continuing operations	$0.15	$0.22	$0.54	$0.73
Basic earnings per share from discontinued operations	0.16	0.01	0.18	0.03
Basic earnings per share	$0.31	$0.23	$0.72	$0.76

Diluted earnings per share computation:
Income from continuing operations	$505,799	$737,963	$1,809,269	$2,491,409
Income from discontinued operations	513,883	27,770	589,679	97,426
Net income	$1,019,682	$765,733	$2,398,948	$2,588,835
Weighted average common shares outstanding	3,329,442	3,311,516	3,316,039	3,389,694
Incremental option and recognition and retention plan shares
using treasury stock method	19,673	48,199	30,072	51,279
Diluted shares outstanding	3,349,115	3,359,715	3,346,111	3,440,973
Diluted earnings per share from continuing operations	$0.15	$0.22	$0.54	$0.72
Diluted earnings per share from discontinued operations	0.15	0.01	0.18	0.03
Diluted earnings per share	$0.30	$0.23	$0.72	$0.75

Note 7.  Dividends

On April 19, 2007, the Company declared a cash dividend on its common stock, payable on May 31, 2007, to stockholders of record as of May 17, 2007, equal to $0.105 per share.

Index

Note 8.  Stock-Based Compensation

At March 31, 2007, the Company had three stock-based employee compensation plans. The Company adopted  Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) effective July 1, 2005.  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Upon adoption, the Company used the modified prospective transition method.  The modified prospective method requires that compensation expense be recorded for all non-vested stock options beginning with the first quarter after adoption of SFAS 123(R).  Stock option compensation for the three months ended March 31, 2007 and 2006, totaled $28,000 and $14,000, respectively.  Stock option compensation for the nine months ended March 31, 2007 and 2006, totaled $72,000 and $37,000, respectively.

A summary of option activity as of March 31, 2007, and changes since June 30, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Term (years)	Value
Outstanding options as of June 30, 2006	118,061	$14.10
Granted	25,000	21.72
Exercised	(50,611)	10.89
Outstanding at March 31, 2007	92,450	$17.92	6.9	$357,283
Vested, or expected to vest, as of March 31, 2007	86,878	$17.72	6.8	$353,856
Exercisable at March 31, 2007	52,650	$15.53	5.3	$332,805

The weighted-average fair value of options granted during the nine months ended March 31, 2007, was $5.59 which was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:  expected life of 6.28 years, volatility of 23.69%, risk-free interest rate of 4.58% and dividend rate of 2.15%.  The weighted-average fair value of options granted during the nine months ended March 31, 2006, was $7.41 which was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:  expected life of 7.5 years, volatility of 35.01%, risk-free interest rate of 4.34% and dividend rate of 2.17%.

The total intrinsic value of options exercised during the nine months ended March 31, 2007 and 2006, was $543,000 and $363,000, respectively.   As of March 31, 2007, there was $184,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, to be recognized over a weighted-average period of 3.1 years.

The Company also has a restricted stock plan established in October 1999 (the “RRP”) which is described more fully in Note 11 of the Company’s 2006 Annual Report to Stockholders.  In addition, the Stock Incentive Plan provides for awards of restricted stock.  A summary of the status of the Company’s non-vested shares of restricted stock as of March 31, 2007, and changes during the nine months ended March 31, 2007, is as follows:

		Weighted-Average
		Grant-Date
	Number	Fair Value
Non-vested at July 1, 2006	1,500	$12.73
Granted	6,000	21.50
Vested	(1,100)	21.34
Non-vested at March 31, 2007	6,400	$21.02

RRP expense for the nine months ended March 31, 2007 and 2006, was $22,000 and $38,000, respectively.  As of March 31, 2007, there was $110,000 of total unrecognized compensation cost related to non-vested restricted shares.  The cost is expected to be recognized over a weighted-average period of 4.7 years.  The total fair value of shares vested during the nine months ended March 31, 2007 and 2006, was $24,000 and $188,000, respectively.

Index

Note 9.    Operating Segments

An operating segment is generally defined as a component of a business for which discrete financial information is available and the operating results of which are regularly reviewed by the chief operating decision-maker. The Company’s primary business segment is banking.  The banking segment generates revenue through interest and fees on loans, service charges on deposit accounts, and interest on investment securities.  The banking segment includes the Bank and the Company and related elimination entries between the two; since the Company’s primary activity is its ownership of the common stock of the Bank.  The “other” segment includes the Company’s real estate development subsidiary and a wholly-owned subsidiary of the Bank that operated a title search and abstract continuation business in Iowa.  On March 1, 2007, the Company sold substantially all the assets of the title search and abstract continuation business.  (Refer to Note 4).

Selected financial information on the Company’s segments is presented below for the three and nine months ended March 31, 2007 and 2006.  Financial information for the title search and abstract continuation business is presented as “discontinued operations”.

	Three Months Ended March 31, 2007
(Dollars in Thousands)	Banking	Other	Consolidated
Interest income	$8,945	-	$8,945
Interest expense	5,102	-	5,102
Net interest income	3,843	-	3,843
Provision for loan losses	31	-	31
Net interest income after provision for loan losses	3,812	-	3,812
Non-interest income	1,287	$15	1,302
Non-interest expense	4,475	13	4,488
Income before income taxes and discontinued operations	624	2	626
Income taxes	120	-	120
Income from continuing operations	504	2	506
Income from discontinued operations, net of tax (including
gain on disposal of $510, net of tax, in 2007)	-	514	514
Net income	$504	$516	$1,020
Depreciation and amortization	$206	-	$206

	Three Months Ended March 31, 2006
(Dollars in Thousands)	Banking	Other	Consolidated
Interest income	$8,253	-	$8,253
Interest expense	3,892	-	3,892
Net interest income	4,361	-	4,361
Provision for loan losses	320	-	320
Net interest income after provision for loan losses	4,041	-	4,041
Non-interest income	1,245	-	1,245
Non-interest expense	4,286	$14	4,300
Income before income taxes and discontinued operations	1,000	(14)	986
Income taxes	254	(6)	248
Income from continuing operations	746	(8)	738
Income from discontinued operations, net of tax	-	28	28
Net income	$746	$20	$766
Depreciation and amortization	$324	-	$324

Index

	Nine Months Ended March 31, 2007
(Dollars in Thousands)	Banking	Other	Consolidated
Interest income	$26,159	-	$26,159
Interest expense	14,348	-	14,348
Net interest income	11,811	-	11,811
Provision for loan losses	534	-	534
Net interest income after provision for loan losses	11,277	-	11,277
Non-interest income	4,245	$75	4,320
Non-interest expense	13,165	62	13,227
Income before income taxes and discontinued operations	2,357	13	2,370
Income taxes	556	5	561
Income from continuing operations	1,801	8	1,809
Income from discontinued operations, net of tax (including
gain on disposal of $510, net of tax, in 2007)	-	590	590
Net income	$1,801	$598	$2,399
Depreciation and amortization	$794	-	$794
Total assets	$646,769	$937	$647,706

	Nine Months Ended March 31, 2006
(Dollars in Thousands)	Banking	Other	Consolidated
Interest income	$23,807	-	$23,807
Interest expense	10,956	-	10,956
Net interest income	12,851	-	12,851
Provision for loan losses	1,070	-	1,070
Net interest income after provision for loan losses	11,781	-	11,781
Non-interest income	4,470	$(242)	4,228
Non-interest expense	12,527	54	12,581
Income before income taxes and discontinued operations	3,724	(296)	3,428
Income taxes	1,047	(111)	936
Income from continuing operations	2,677	(185)	2,492
Income from discontinued operations, net of tax	-	97	97
Net income	$2,677	$(88)	$2,589
Depreciation and amortization	$981	-	$981
Total assets	$599,586	$1,142	$600,728

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties.  When used in this report, or in the documents incorporated by reference herein, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, and similar expressions identify such forward-looking statements.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein.  These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to economic, competitive, regulatory, and other factors affecting the Company’s operations, markets, products and services, as well as expansion strategies and other factors discussed elsewhere in this report filed by the Company with the Securities and Exchange Commission (“SEC”).  Many of these factors are beyond the Company’s control.

Results of Operations

Quarter Overview   The Company’s net income for the three months ended March 31, 2007, was $1.02 million or $0.30 per diluted share compared to $766,000 or $0.23 per diluted share in the same period last year.  These amounts represent an annualized return on average assets (“ROA”) of 0.65% and 0.53%, respectively, and an annualized return on average equity (“ROE”) of 5.78% and 4.51%, respectively.

The increase in net income from 2006 to 2007 was due primarily to a $510,000 after tax gain on the sale of discontinued operations described in the next paragraph, as well as a decrease in loan loss provision expense of $289,000, an increase of non-interest income of $57,000, and a decrease in income tax expense of $128,000.  These developments were offset by a decrease in net interest income of $517,000, and an increase in non-interest expense of $188,000.

During the current quarter, the Company sold substantially all the assets of its title search and abstract continuation business in northwest Iowa.  The Company elected to sell this business because it was located in rural communities where the Bank has no other physical presence and because the business provided little prospect for significant future growth.  In addition, the business provided no opportunity for vertical or horizontal integration with the Company’s core business – community banking.  The sale resulted in an after tax gain of $510,000 or $0.15 per diluted share.  Income and gain on sale in the current and prior periods related to the Company’s title search and abstract continuation business is reflected in this presentation as “discontinued operations”.  The Company is no longer involved in the title and abstract business.

Nine Month Overview   The Company’s net income for the nine months ended March 31, 2007, was $2.4 million or $0.72 per diluted share compared to $2.6 million or $0.75 per diluted share in the same period last year.   These amounts represent an annualized ROA of 0.53% and 0.59%, respectively, and an annualized ROE of 4.57% and 4.89%, respectively.

The decrease in net income from 2006 to 2007 was due to a $1.04 million decrease in net interest income and an increase in non-interest expense of $646,000.  These developments were offset by an increase in non-interest income of $93,000, a $492,000 increase from discontinued operations (due to the aforementioned sale of the Company’s title and abstract business), a decrease in provision for loan loss of $536,000, and a decrease in income tax expense of $375,000.

The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of net income during the three and nine month periods ended March 31, 2007.

Net Interest Income Net interest income for the three months and the nine months ended March 31, 2007, totaled $3.8 million and $11.8 million, respectively, compared to $4.4 million and $12.9 million, respectively, for the same periods ended March 31, 2006.  The cost of interest-bearing liabilities continued to increase more rapidly than yields on interest-earning assets resulting in a decrease of 58 basis points in the interest rate spread to 2.38% for the

Index

three months ended March 31, 2007, from 2.96% for the three months ended March 31, 2006.  For the nine months ended March 31, 2007, the interest rate spread declined to 2.49% from 2.91% in the same period last year.    Offsetting the decrease in the interest rate spreads was an increase in the average balance of interest-earning assets.  The average balance of interest-earning assets increased by $22.4 million or 4.2% and $15.2 million or 2.9% for the three months and nine months ended March 31, 2007, respectively, as compared to the same periods last year.  The principal source of this growth occurred in the Company’s investment security portfolio.  During the most recent quarter the bank purchased $50 million of floating-rate trust preferred securities funded by short-term brokered certificates of deposit at an after-tax annualized return on assets of approximately 1.0%.

The following tables set forth information regarding the average balances of the Company’s assets, liabilities, and equity, as well as the average yield on assets and average cost of liabilities for the periods indicated.  The information is based on daily average balances during the three and nine month periods ended March 31, 2007 and 2006.

	Three months ended March 31,
	2007			2006
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (1)	$446,975	$7,341	6.66%	$468,668	$7,498	6.49%
Investment securities (2)	107,646	1,531	5.99%	62,267	680	4.79%
Short-term investments and other
interest-earning assets	5,482	74	5.44%	6,809	75	4.47%
Total interest-earning assets	560,103	8,946	6.52%	537,744	8,253	6.27%
Non-interest-earning assets	56,164			52,759
Total assets	$616,267			$590,503
Interest-bearing liabilities:
Deposit liabilities	$427,384	4,183	3.97%	$376,597	2,748	2.96%
Borrowings	72,804	919	5.12%	99,836	1,144	4.65%
Total interest-bearing liabilities	500,188	5,102	4.14%	476,433	3,892	3.31%
Non-interest-bearing:
Deposit liabilities	41,614			41,505
Other liabilities	4,185			3,782
Total liabilities	545,987			521,720
Stockholders’ equity	70,280			68,783
Total liabilities and
stockholders' equity	$616,267			$590,503
Net interest income		$3,844			$4,361
Interest rate spread			2.38%			2.96%
Net yield on average
interest-earning assets (3)			2.79%			3.29%
Ratio of average interest -earning assets
to average interest-bearing liabilities			111.98%			112.87%
(1)	Average balances include nonaccrual loans and loans held for sale. Interest income includes amortization of deferred loan fees, which is not material.
(2)	Investment securities income is presented without the benefit of the tax effect of tax exempt income; yields are presented on a tax-effected basis.
(3)	Net yield on average interest-earning assets represents net interest income, tax-effected, as a percentage of average interest-earning assets.

Index

	Nine months ended March 31,
	2007			2006
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (1)	$453,741	$22,512	6.61%	$456,923	$21,629	6.31%
Investment securities (2)	83,762	3,329	5.56%	67,584	2,009	4.33%
Short-term investments and other
interest-earning assets	8,166	318	5.18%	5,974	169	3.78%
Total interest-earning assets	545,669	26,159	6.43%	530,481	23,807	6.03%
Non-interest-earning assets	55,626			52,260
Total assets	$601,295			$582,741
Interest-bearing liabilities:
Deposit liabilities	$403,661	11,390	3.76%	$365,407	7,537	2.75%
Borrowings	81,028	2,958	4.86%	101,734	3,419	4.48%
Total interest-bearing liabilities	484,689	14,348	3.94%	467,141	10,956	3.12%
Non-interest-bearing:
Deposit liabilities	42,055			41,322
Other liabilities	4,680			3,790
Total liabilities	531,424			512,253
Stockholders’ equity	69,871			70,488
Total liabilities and
stockholders' equity	$601,295			$582,741
Net interest income		$11,811			$12,851
Interest rate spread			2.49%			2.91%
Net yield on average
interest-earning assets (3)			2.93%			3.28%
Ratio of average interest -earning assets
to average interest-bearing liabilities			112.58%			113.56%

(1)	Average balances include nonaccrual loans and loans held for sale. Interest income includes amortization of deferred loan fees, which is not material.
(2)	Investment securities income is presented without the benefit of the tax effect of tax exempt income; yields are presented on a tax-effected basis.
(3)	Net yield on average interest-earning assets represents net interest income, tax-effected, as a percentage of average interest-earning assets.

Provision for Losses on Loans Provision for losses on loans decreased to $31,000 for the three months ended March 31, 2007, from $320,000 for the three months ended March 31, 2006.  For the nine months ended    March 31, 2007, the provision for loan losses decreased to $534,000 from $1,070,000 in the prior period.  For the nine month period ended March 31, 2007, three significant events affected the Company’s provision for loan losses: (1) the Company sold $11.6 million of non-performing and classified loans, which resulted in a $1.3 million loss; (2) the Company recorded a $0.6 million loss on the final liquidation of a loan to a construction contractor and manufacturer; and (3) the Company reduced its allowance for loan losses by $1.5 million as a result of these developments.  The Company’s methodology for establishing the allowance for loan losses is heavily influenced by the level of the Company’s non-performing and classified loans.  As a result of the aforementioned developments, the Company’s non-performing and classified loans declined substantially, which warranted the decline in the allowance for loan losses.

The Company’s allowance for loan losses totaled $2.0 million and $5.5 million, at March 31, 2007 and 2006, respectively.  The allowances for loan losses represent 65.6% and 119.8% of non-performing loans, respectively.   The allowance for loan losses at June 30, 2006, totaled $5.5 million or 83.5% of non-performing loans.   Although management believes that the Company’s present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Company’s results of operations.  For additional discussion, refer to “Financial Condition – Non-Performing and Classified Assets.”

Index

The following table summarizes the activity in the Company’s allowance for loan losses for the periods indicated.

	March 31,		March 31,
(Dollars in Thousands)	2007	2006	2007	2006
Balance at beginning of period	$2,044	$5,572	$5,466	$6,718
Provision for loan losses (1)	31	320	534	1,070
Charge-offs:
Single-family mortgage loans	(4)	-	(24)	(29)
Commercial real estate loans	-	(16)	-	(58)
Commercial business loans	(3)	(273)	(2,620)	(1,867)
Consumer loans	(63)	(85)	(190)	(367)
Total loans charged-off	(70)	(374)	(2,834)	(2,321)
Loans transferred to held for sale (2)	-	-	(1,300)	-
Recoveries	26	12	165	63
Charge-offs, net of recoveries	(44)	(362)	(3,969)	(2,258)
Balance at end of period	$2,031	$5,530	$2,031	$5,530

Allowance for loan losses to total loans	0.46%	1.18%	0.46%	1.18%
Allowance for loan losses to non-performing loans	65.64%	119.75%	65.64%	119.75%
Net annualized charge-offs to average loans outstanding	0.04%	0.31%	1.17%	0.66%

(1)
Data for the nine months ended March 31, 2007, includes a $1.3 million loss on transfer of $11.6 million of non-performing and classified loans to held for sale and $0.6 million of losses on other commercial business loans.  These amounts are net of a $1.5 million reduction in the allowance for loans losses due to the significant decline in non-performing and classified assets resulting from the aforementioned transfer to loans held for sale.

(2)
Data for the nine months ended March 31, 2007 consists of $2.0 million relating to commercial real estate loans and $0.1 million relating to single-family mortgage loans, offset by $0.8 million in commercial business loans.

Non-Interest Income   Non-interest income totaled $1.3 million for the three months ended March 31, 2007, compared to $1.2 million during the same period in 2006.  Non-interest income for the nine months ended            March 31, 2007, totaled $4.3 million compared to $4.2 million for the nine months ended March 31, 2006.  The following paragraphs discuss the principal components of non-interest income and the primary reasons for the changes from 2006 to 2007.

Service Charges on Deposit Accounts   Service charges on deposits increased $10,000 or 1% for the three month period ended March 31, 2007, as compared to the same period in the previous year.  For the nine months ended March 31, 2007, service charges on deposit accounts increased $45,000 or 2% as compared to the same period last year.  These increases were due primarily to increases in overdraft fees offset by a decline in overdraft activity.

Service Charges on Loans   Service charges on loans increased $12,000 or 17% for the three month period ended March 31, 2007, as compared to the same period in the previous year.  The increase is primarily due to an increase in prepayment penalties collected in the current period.  However, for the nine months ended March 31, 2007, service charges on loans decreased $47,000 or 18% as compared to the same period last year.  The decline in service charges is primarily due to the decline in the amount of service fees and origination fees collected related to the Company’s residential and consumer loan portfolios.

Gain (Loss) on Sale of Real Estate Held for Development   The gain on sale of real estate held for development for the three months ended March 31, 2007 and 2006, was $15,000 and zero, respectively.  The gain on sale for real estate held for investment for the nine months ended March 31, 2007, was $75,000 compared to a loss of $242,000 for the same period the previous year.  The gains recognized in the three months and nine months of fiscal year 2007 were due to condominium sales in the Company’s real estate development subsidiary.  During the same period of the prior fiscal year the Company’s real estate development subsidiary completed a previous condominium development project and recorded a loss of $242,000.

Index

Gain on the Sale of Securities   The gain on the sale of securities for the nine months ended March 31, 2007, was zero compared to $203,000 during the same period in 2006.  The gain recognized in the prior period was due to the sale of another financial institution’s stock that was held by the Company.

Gain on Sale of Loans   Gain on sale of loans increased by $44,000 or 48% for the three months ended March 31, 2007.  During the nine month period ended March 31, 2007, gain on sale of loans declined $8,000 or 2% as compared to the same time period the previous year.  The changes in the gain of sale of loans category are attributed to changes in fixed rate mortgage origination volumes.  While volumes are significantly higher for the three month period compared to last fiscal year, volumes year-to-date are lower.  During the quarter, the Company made the decision to retain the servicing of loans sold to the secondary market.  Management believes this action will increase mortgage banking volumes in the long run as it provides a service that is not currently offered by some of the company’s competitors.

Other Income   Other income decreased $23,000 or 6% during the three month period ended      March 31, 2007, as compared to the same period in the previous year.  For the nine months ended March 31, 2007, other income decreased $10,000 or 1% as compared to the nine month period ended March 31, 2006.   The changes in both periods are primarily due to changes in the Company’s fixed annuity and mutual fund sales.

Non-Interest Expense   Non-interest expense for the three months ended March 31, 2007, totaled $4.5 million as compared to $4.3 million for the three months ended March 31, 2006.  For the nine months ended March 31, 2007,   non-interest expense increased $0.6 million or 5% to $13.2 million as compared to $12.6 million for the nine months ended March 31, 2006.  The following paragraphs discuss the principal components of non-interest expense and the primary reasons for the changes from 2006 to 2007.

Compensation and Benefits    Compensation and employee benefits totaled $2.5 million for the three months ended March 31, 2007 and 2006.  For the nine months ended March 31, 2007, compensation and employee benefits increased $0.3 million or 4% compared to the nine months ended March 31, 2006.  Increases in compensation and employee benefits for the nine month period can be primarily attributed to normal annual merit increases offset by the reversal of an accrual for year-end employee and management bonuses.  The Company anticipates that it will not meet minimum targets that trigger payouts of bonuses.

Office Property and Equipment   Office property and equipment expense increased $29,000 or 4% during the three months ended March 31, 2007, compared to the same periods in the previous year.  The increase is primarily due to increased snow removal expenses at the Company’s branch locations as compared to the previous year.  Office property and equipment expense totaled $2.1 million for both the nine months ended March 31, 2007 and 2006.

Data Processing   Data processing expenses remained relatively unchanged totaling $244,000 and $741,000 for the three months and the nine months ended March 31, 2007 and 2006, respectively.

Professional, Insurance, and Regulatory   Professional, insurance and regulatory expense decreased to $252,000 from $313,000 for the three months ended March 31, 2007 and 2006, respectively.  However, for the nine months ended March 31, 2007 and 2006, this expense increased to $810,000 from $779,000, respectively.   For the three month period ended March 31, 2007 and 2006, the decrease in expense is due, in part, to declining costs related to compliance costs.  For the nine month period ended March 31, 2007 and 2006, the increase in expense is attributed to increases of costs related to consulting and legal services.

Advertising, Donations, and Public Relations   Expenses related to advertising, donations and public relations for the three months ended March 31, 2007 and 2006, totaled $160,000.  For the nine months ended March 31, 2007, expenses related to advertising, donations, and public relations increased $8,000 or 1% as compared to the same period in the previous year.  These increases are primarily due to new deposit and branch marketing campaigns intended to increase retail deposits.

Index

Communication, Postage, and Office Supplies   Communications, postage, and office supplies expense increased by $10,000 or 5% and $18,000 or 3% during the three and nine months ended March 31, 2007, respectively, as compared to the same periods in the previous year.  These increases were primarily due to increases in postal and shipping rates and expenses associated with providing scanners to customers who are using the Bank’s remote deposit capture service.

Other Non-Interest Expense   Other non-interest expense increased by $164,000 or 89% and by $319,000 or 58% for the three and nine month period ended March 31, 2007, respectively, as compared to the same periods in the previous year. These increases were primarily due to the Company expensing in the current period the remainder of an employment and non-compete agreement entered into between the Company and a former employee and increased recruiting costs compared to the prior year.

Income Tax Expense   Income tax expense for the three months ended March 31, 2007, and 2006, was $120,000 and $248,000, respectively, or 19.2% and 25.2% of pre-tax income, respectively.  Income tax expense for the nine months ended March 31, 2007 and 2006 was $561,000 and $936,000, respectively, or 23.7% and 27.3% of pretax income, respectively.  The effective tax rate in both periods decreased primarily due to tax exempt income becoming a larger percentage of pretax income.

Financial Condition

Overview Total assets increased by $35.2 million or 5.7%, to $647.7 million at March 31, 2007, from $612.5 million at June 30, 2006.  The increase is primarily due to the Company purchasing securities available-for-sale offset by a decline in the Company’s loans receivable.  The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of the assets and liabilities for the period ended March 31, 2007.

Interest-Bearing Deposits with Banks Interest-bearing deposits with banks, which consist primarily of overnight investments at the Federal Home Loan Bank (“FHLB”), decreased by $11.4 million to $13.3 million at March 31, 2007, from $24.7 million at June 30, 2006.  These funds were used to pay down FHLB advances as they matured or were reinvested in other investment securities as described in the next paragraph.

Securities Available-for-Sale and Held-for-Investment   Total securities increased by $82.6 million to $143.0 million at March 31, 2007, from $60.4 million at June 30, 2006.  During the current quarter, the Company purchased $50.0 million of floating-rate trust preferred securities (“TPS”).  These purchases were funded by short-term brokered certificates of deposit at an after-tax annualized return on assets of approximately 1.0%.   In addition, the Company also purchased short- and medium-term fixed collateralized mortgage obligations (“CMOs”).

Loans Receivable  Loans receivable decreased by $33.2 million, or 7.2%, to $429.3 million at March 31, 2007, from $462.5 million at June 30, 2006.  The decrease is due, in part, to the aforementioned sale of $11.6 million of nonperforming and classified loans which was completed during the quarter.  In addition, loan demand in all loan sectors has declined and loan originations have been less than loan payments.  The following table sets forth information regarding the Company’s loan portfolio, by type of loan, on the dates indicated.

Index

	March 31, 2007		June 30, 2006
(Dollars in Thousands)	Amount	%	Amount	%
One- to four-family residential (1)	$127,953	29.95	$133,630	29.25
Multi-family residential (2)	48,796	11.42	51,984	11.37
Non-residential real estate (3)	146,629	34.31	157,099	34.38
Commercial business loans	47,849	11.20	54,586	11.94
Home equity and second mortgage loans	27,925	6.53	29,850	6.53
Other non-mortgage loans (4)	30,549	7.15	35,724	7.81
Loans in process, unearned discounts and premiums,
and net deferred loan fees and costs	(352)	(0.08)	(378)	(0.08)
Subtotal	429,349	100.48	462,495	101.20
Allowance for loan losses	2,031	0.48	5,466	1.20
Total loans, net	$427,318	100.00	$457,029	100.00

(1)	Includes construction loans of $9.1 million and $6.8 million, respectively.
(2)	Includes construction loans of $10.2 million and $11.5 million, respectively.
(3)	Includes construction loans of $8.4 million and $28.6 million, respectively.
(4)	Includes other secured non-mortgage loans, secured and unsecured personal loans, and loans on deposits.

Office property and equipment   Office property and equipment increased $2.1 million from $12.5 million at June 30, 2006, to $14.6 million at March 31, 2007.  The increase is due to construction costs associated with new branch office buildings in the Jordan Creek area of Des Moines, Iowa and in Newton, Iowa.  The Company expects the branch in Jordan Creek to open in the first quarter of fiscal year 2008.

FHLB Stock   The Company’s FHLB stock decreased from $5.2 million at June 30, 2006, to $3.8 million at March 31, 2007.  The decrease was a direct result of the Company having less FHLB advances which reduces the level of FHLB stock required to be held.

Deposit Liabilities   Deposit liabilities increased by $59.4 million, to $505.5 million at March 31, 2007, from $446.1 million at June 30, 2006.  The increase in deposits is primarily due to funding the aforementioned purchase of TPSs with brokered certificates of deposit.  The following table sets forth information regarding the Company’s deposit portfolio on the dates indicated.

	March 31, 2007		June 30, 2006
(Dollars in Thousands)	Amount	%	Amount	%
Non-interest-bearing checking	$42,769	8.46	$46,890	10.51
Interest-bearing checking accounts	87,490	17.31	67,411	15.11
Money market accounts	58,160	11.50	72,964	16.36
Savings accounts	26,251	5.19	27,856	6.24
Certificates of deposit	290,860	57.54	230,935	51.78
Total deposits	$505,530	100.00	$446,056	100.00

FHLB Advances and Other Borrowings   The Company’s FHLB advances and other borrowings decreased by $25.6 million, or 27.6%, to $67.2 million at March 31, 2007, from $92.8 million at June 30, 2006.  During the nine months ended March 31, 2007, the Company did not incur any new borrowings from the FHLB and cash flows were used to repay maturing FHLB advances.

Stockholders’ Equity Total stockholders’ equity increased by $1.8 million, or 2.6%, to $70.1 million at   March 31, 2007, from $68.3 million at June 30, 2006.  The increase in stockholders’ equity was primarily due to net income of $2.4 million for the nine months ended March 31, 2007, offset by dividends paid during the period.  In addition, the Company repurchased 25,000 shares during the period at an average price of $21.66

Index

Non-Performing and Classified Assets   At March 31, 2007, non-performing assets declined $3.0 million or 45% to $3.6 million from $6.6 million as of June 30, 2006.  As a result, non-performing assets as a percentage of total assets decreased from 1.08% at June 30, 2006, to 0.56% as of March 31, 2007.  During the nine months ended     March 31, 2007, two loans totaling $2.2 million were classified as “Substandard” and were placed on non-accrual.  Further discussion of these borrowers is presented later in this section.  The following table sets forth information regarding non-accrual loans and other non-performing assets at the dates indicated.

(Dollars in Thousands)	March 31, 2007	June 30, 2006
Loans held for investment accounted for on a non-accrual basis:
Single-family mortgage loans	$350	$1,104
Commercial real estate loans	2,335	346
Commercial business loans	128	4,835
Consumer loans	281	258
Total non-performing loans held for investment	3,094	6,543
Other non-performing assets (1)	560	73
Total non-performing assets	$3,654	$6,616
Restructured loans not included in
other non-performing categories above	$1,059	$2,126

Non-performing loans to total loans receivable	0.72%	1.41%
Non-performing assets to total assets	0.56%	1.08%

(1)
Includes the net book value of real property acquired by the Company through foreclosure or deed in lieu of  foreclosure. Upon acquisition, this property is carried at the lower of cost or fair market value less estimated  costs of disposition.  Also includes repossessed automobiles, boats, and trailers carried at the lower of cost or fair market value less estimated cost-to-sell.

As of March 31, 2007, the Company’s adversely classified loans totaled $4.2 million (which includes non-performing loans in the above table) or 0.65% of total assets compared to $7.6 million, or 1.24%, as of June 30, 2006.  Adversely classified loans are defined as loans rated “Substandard”, “Doubtful”, or “Loss”.  The Company is closely monitoring two adversely classified loans totaling $2.2 million that are included in the $4.2 million of adversely classified loans.  These two loans are classified “Substandard” as of that date.  The following paragraphs contain a brief discussion of each relationship.

In 2005, the bank purchased a $1.75 million participation in a $19.3 million loan for construction of a senior housing facility in Minnesota.  At the time of closing a significant portion of the units in the project were pre-sold with valid purchase agreements and escrowed deposits.  The loan was paying as agreed until December 2006.  At that time the borrower started accepting requests for cancellation of the original purchase agreements based on accusations of fraud on the part of an unrelated third party responsible for marketing the project.  As a result, the bank group was forced to commence foreclosure proceedings against the borrower.  Management believes the foreclosure will be completed in the fourth quarter of the fiscal year.  Management believes this loan is adequately secured and no loss is expected at this time.  However, there can be no assurances.

In 2002, the bank purchased a $464,000 participation in a $3.2 million loan to a private golf and social club.  The loan was paying as agreed until December 2006.  At that time the borrower notified the bank group of a significant operating shortfall.  The bank group continues to work with the borrower to resolve the situation.  Management believes this loan is adequately secured by the underlying collateral, which consists primarily of real estate and to a lesser degree accounts receivable and equipment.  No loss is expected at this time.  However, there can be no assurances.

Index

Liquidity and Capital
The Bank is required to maintain specified amounts of capital pursuant to regulations promulgated by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”).  The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well-capitalized" institution).  At March 31, 2007, the Bank's regulatory capital exceeded all regulatory minimum requirements, as well as the amount required to be classified as a "well-capitalized" institution.  The Bank's actual and required capital amounts and ratios as of March 31, 2007, and June 30, 2006, were as follows:

	March 31, 2007
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Tangible capital	$48,309	7.70%	$9,415	1.50%	-	-
Tier 1 leverage (core)	48,309	7.70	25,106	4.00	$31,383	5.00%
Tier 1 risk-based capital	48,309	9.86	19,607	4.00	29,410	6.00
Risk-based capital	50,159	10.23	39,214	8.00	49,017	10.00

	June 30, 2006
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Tangible capital	$45,386	7.66%	$8,891	1.50%	-	-
Tier 1 leverage (core)	45,386	7.66	23,709	4.00	$29,636	5.00%
Tier 1 risk-based capital	45,386	10.04	18,080	4.00	27,121	6.00
Risk-based capital	48,972	10.83	36,161	8.00	45,201	10.00

The Company is also required by OTS regulation to maintain sufficient liquidity to assure its safe and sound operation.  The Company's primary sources of liquidity are deposits obtained through its branch office network, borrowings from the FHLB and other sources, amortization, maturity, and prepayment of outstanding loans and investments, and sales of loans and other assets.  During the nine months ended March 31, 2007, the Company used these sources of funds to fund loan commitments, purchase loans, and cover maturing liabilities and deposit withdrawals.  The Company had a total of $70.3 million of loan commitments outstanding as of March 31, 2007.   In addition, at March 31, 2007, the Company had $247.6 million in certificates of deposits, $18.5 million in FHLB advances, and $5.1 million in other borrowings that were scheduled to mature within one year.

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

During the current fiscal year, management entered into an agreement with another financial institution to provide a $5.0 million line of credit to the Company.  The line of credit has a one-year term and is priced at 175 basis points over the three month LIBOR rate.  As of March 31, 2007, there was no outstanding balance on this line of credit.  In addition, the Bank entered into agreements with three financial institutions to provide federal funds lines of credit in

Index

the amount of $10.0 million per financial institution.  As of March 31, 2007, there were no outstanding balances on any of the lines of credit.

The following table presents, as of March 31, 2007, the expected future payments of the Bank’s contractual obligations.

	Payments Due in:
(In thousands)	Less than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	Five Years or Greater	Total
FHLB advances	$18,500	$40,500	-	-	$59,000
Other borrowings (1)	5,155	3,000	-	-	8,155
Operating lease	127	276	$322	$585	1,310
Off-balance-sheet (2)	70,293	-	-	-	70,293
Total	$94,075	$43,776	$322	$585	$138,758
(1)	Includes securities sold under repurchase agreements.
(2)	Includes commitments to extend credit, net of commitments to sell loans.

Off-Balance Sheet Arrangements

In addition to the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and letters of credit.  For the nine months ended March 31, 2007, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company’s market risk is primarily comprised of interest rate risk resulting from its core banking activities of lending and deposit taking.  Interest rate risk is the risk that changes in market interest rates might adversely affect the Company’s net interest income or the economic value of its portfolio of assets, liabilities and off-balance-sheet contracts.  Management continually develops and applies strategies to mitigate this risk.  The Company primarily relies on the OTS Net Portfolio Value Model (the “Model”) to measure its susceptibility to interest rate changes.  For various assumed hypothetical changes in market interest rates, the Model estimates the current economic value of each type of asset, liability and off-balance-sheet contract.  The present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts results in a net portfolio value (“NPV”) estimate.  An analysis of the changes in NPV in the event of hypothetical changes in interest rates is presented in the Form 10-K filed by the Company for the fiscal year ended June 30, 2006.  The Company’s NPV ratio after a 200 basis point rate-shock was 8.94% at December 31, 2006, compared to 8.91% at June 30, 2006, as measured by the Model.  As of that date, the Company’s interest rate risk, as measured by the Model, was within the Company’s Asset Liability Policy guidelines and the OTS “level of risk” was reported as “minimal”.  Management does not believe that the Company’s primary market risk exposures and how those exposures were managed during the three months ended March 31, 2007, have changed significantly when compared to the immediately preceding quarter ended December 31, 2006.  However, the Company’s primary market risk exposure has not yet been quantified at March 31, 2007, and the complexity of the Model makes it difficult to accurately predict results.

Index

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended            March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, there have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the nine months ended March 31, 2007.

The following table presents a summary of the Company’s share repurchases during the quarter ended March 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
January 1 through January 31, 2007	none	-	none	211,495
Feburary 1 through February 28, 2007	10,000	$21.75	10,000	201,495
March 1 through March 31, 2007	15,000	$21.60	15,000	186,495
(1)
On December 12, 2005 the Company announced that its Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 10% of its issued and outstanding shares, or up to 346,000 shares.  The program expires on November 22, 2007, pursuant to a one-year extension approved by the Board of Directors on October 26, 2006.

Index

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

FIRST FEDERAL BANKSHARES, INC.

DATE: May 9, 2007	BY:	/s/ Michael W. Dosland
Michael W. Dosland
President and Chief Executive Officer

DATE: May 9, 2007	BY:	/s/ Michael S. Moderski
Michael S. Moderski
Senior Vice President, Chief Financial Officer
and Treasurer