Form 10-K
period 2007-06-30
FIRST FEDERAL BANKSHARES INC
filed 2007-09-13
CIK 1075348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2007
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-25509

FIRST FEDERAL BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1485449
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

329 Pierce Street, Sioux City, Iowa	51101
(Address of principal executive offices)	Zip code

(712) 277-0200
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        YES  ☐.   NO  ☒.

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐.   NO  ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES   ☒.   NO  ☐.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES ☐.   NO ☒.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price, as reported by the NASDAQ Global Market, on December 31, 2006 was $64,426,215.  This amount does not include shares held by the Company’s Employee Stock Ownership Plan and by officers and directors.

As of August 31, 2007, there were issued and outstanding 3,302,971 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part II and III of Form 10K – Portions of Registrant’s definitive proxy statement for the 2007 annual stockholders meeting.

Forward-Looking Statements

This report may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties.  When used in this report, or in the documents incorporated by reference herein, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, and similar expressions identify such forward-looking statements.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein.  These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to economic, competitive, regulatory, and other factors affecting the Company’s operations, markets, products and services, as well as strategies and other factors discussed elsewhere in this report.  Many of these factors are beyond the Company’s control.

PART I

ITEM 1	BUSINESS

First Federal Bankshares, Inc.

First Federal Bankshares, Inc. (the “Company”) is a Delaware corporation that serves as the holding company for Vantus Bank (formerly known as “First Federal Bank”), a federally-chartered stock savings bank headquartered in Sioux City, Iowa (the “Bank”).  Included in this section is information regarding the Company’s significant operating and accounting policies, practices and procedures, its competitive and regulatory markets, and its business environment. Information regarding the Company’s current financial condition and results of operations is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, and Part II, Item 8, “Financial Statements and Supplementary Data.”  This section should be read in conjunction with those sections.

As of June 30, 2007, the Company owned 100% of the Bank’s common stock, and currently engages in no substantial activities other than its ownership of such common stock.  Consequently, its net income is derived primarily from the Bank’s operation. At June 30, 2007, the Company had total assets of $645.8 million, net loans of $430.1 million, total deposits of $507.9 million, and stockholders’ equity of $70.3 million.  Both the Company and the Bank report the results of their operations on a fiscal year basis ending June 30th.

The Company’s principal executive office is located at 329 Pierce Street, Sioux City, Iowa, 51101, and its telephone number at that address is (712) 277-0200. The Company’s website is www.vantusbank.com. The Company will make available on its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filled with the Securities and Exchange Commission (“SEC”). Also available on the Company’s website are various documents relating to the corporate governance of the Company, including its Code of Ethics and Business Conduct.

Vantus Bank

The Bank is a federally-chartered stock savings bank headquartered in Sioux City, Iowa.  Founded in 1923, the Bank’s deposits are federally insured by the Deposit Insurance Fund (“DIF”).    The Bank is also a member of the Federal Home Loan Bank System (“FHLB”).

Effective September 4, 2007, the Bank changed its name from “First Federal Bank” to “Vantus Bank.”  This change recognizes the Bank’s evolution over the past few years from a traditional savings and loan to a full-service community bank.  Management believes the new name will also differentiate the Bank from its competitors and will eliminate confusion with other “First Federals” in the Bank’s current and future markets.

The Bank’s primary business is community banking, which is attracting retail and commercial deposits from the general public and originating mortgage, consumer, commercial, and other loans within its primary market areas. The Bank’s primary lending area includes northwest and central Iowa and contiguous portions of Nebraska and South Dakota.  The Bank also purchases and/or participates in loans from third-party financial institutions.  In general these loans are underwritten according to the same standards as those used for the Bank’s own originations and are secured by property and/or collateral located within 300 miles of Sioux City, Iowa.  The Bank also invests in mortgage-backed and related securities, securities issued by the U.S. government or government-sponsored entities, local governments, and private entities.  In addition to customer deposits, the Bank obtains funding from the FHLB of Des Moines as well as certain other borrowing sources.

The Bank conducts operations through its 14 full-service offices in northwest Iowa, central Iowa, and northeast Nebraska.  Of the branches located in northwest Iowa, five are located in Sioux City, one in Le Mars, and one in Onawa.  In central Iowa, the Company has two locations in West Des Moines (the Company’s Jordan Creek branch opened in September 2007), and one location in Grinnell, Johnston, Monroe, and Newton. The Company also operates one branch in South Sioux City, Nebraska. The Company’s business and operating results are significantly affected by the general economic conditions prevalent in its primary market area.  The Company’s primary market area is projected to experience low population growth in northwest Iowa, central Iowa, and northeast Nebraska, but strong growth in the Des Moines market area.

The Bank’s principal executive office is located at 329 Pierce Street, Sioux City, Iowa 51101, and its telephone number at that address is (712) 277-0200.  The Bank’s internet site is www.vantusbank.com.

Lending Activities

General  The principal lending activities of the Company are the origination or purchase of mortgage loans secured by one-to-four family residential properties, loans secured by multifamily and non-residential real estate, secured and unsecured loans to consumers, and loans and lines of credit to business entities. As of June 30, 2007, loans held for investment purposes were $430.1 million or 67 % of the Company’s total assets.

The Company has sought to make its interest earning assets more rate sensitive by actively originating variable-rate loans, such as adjustable-rate residential mortgage loans, variable-rate home equity lines of credit, shorter-term and/or variable-rate commercial real estate and commercial business loans, and medium-term second mortgages and other consumer loans.

The Company actively originates fixed-rate mortgage loans, generally with 10 to 30 year terms to maturity secured by one-to-four family residential properties.  However, these loans generally are originated and underwritten for resale in the secondary mortgage market on a servicing-retained basis.  The Company also actively originates loans insured or guaranteed by the U.S. Government and Iowa State Government or agencies thereof, such as Veterans Administration, Iowa Rural Development, and Federal Housing Authority loans.  The Company also originates interim construction loans on one-to-four family residential properties, multi-family units, and non-residential properties.

Residential Real Estate Loans The Company originates one-to-four family, owner-occupied, residential mortgage loans secured by property located in its primary market area.  As of June 30, 2007, the Company had $126.3 million, or 29% of its total loan portfolio invested in first mortgage loans secured by one-to-four family residences.

The Company currently offers residential mortgage loans for terms ranging from 10 to 30 years, and with adjustable or fixed interest rates.  Origination of fixed-rate mortgage loans versus adjustable-rate mortgages (“ARM”) loans is significantly affected by the level of market interest rates, customer preference, the Company’s interest rate risk position, and loan products offered by the Company’s competitors.

The Company’s long-term fixed-rate loans generally are originated and underwritten for resale in the secondary mortgage market.   Prior to the current fiscal year, these loans were generally sold on a servicing-released basis.  Beginning in the current fiscal year, however, the Company began to sell a majority of these loans on a servicing-retained basis.  This decision was made to provide customers with the opportunity for better service and provide future cross-sell opportunities.  The retention of servicing entails certain risks and obligations outlined in a subsequent paragraph.

The Company’s ARM loans are typically retained and serviced by the Company.  These loans generally adjust annually with interest rate adjustment limitations ranging from one to two percentage points per year and with a cap on total rate increases over the life of the loan.  A portion of these loans may guarantee borrowers a fixed rate of interest for the first one to five years of the loan’s term.  While the company has used different interest indexes over the years, the primary index for ARM loans is the one-year Treasury Constant Maturity. The Company also has purchased ARM loans with various interest rate indexes, but at terms that are otherwise similar to the loans originated by the Company.

Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination.  Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans.  If the loan-to-value ratio is in excess of 80%, private mortgage insurance is generally required to limit the Company’s exposure to loss.  The Company also requires fire and casualty insurance, as well as title insurance or an opinion of counsel regarding good title, on all properties securing real estate loans made by the Company. The Company also purchases blanket insurance coverage to protect its interests in one-to-four family residential property collateral to the extent that the borrower lets such insurance lapse.

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

In addition to servicing the loans in its own portfolio, the Company services loans that it sells to third-party investors, (commonly referred to as “loans serviced for others”).  Servicing mortgage loans, whether for its own portfolio or for others, includes such functions as collecting monthly principal and interest payments from borrowers, maintaining escrow accounts for real estate taxes and insurance, and making such payments on behalf of borrowers when they are due.  When necessary, servicing of mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings and disposition of foreclosed real estate.  As of June 30, 2007, mortgage loans serviced for others amounted to $41.9 million.

When the Company services loans for others, it is compensated for these services through the retention of a servicing fee from borrowers’ monthly payments.  The Company pays the third-party investors an agreed upon yield on the loans, which is generally less than the interest agreed to be paid by the borrowers.  The difference, typically 25 basis points, is retained by the Company and recognized as servicing fee income.  The Company also receives fees and interest income from ancillary sources such as delinquency charges and float on escrow and other funds.

Management believes that servicing mortgage loans for third parties provides a natural hedge against other risks inherent in the Company’s operations.  That is, fluctuations in volumes of mortgage loan originations and resulting gains on sales of such loans caused by changes in market interest rates will generally be offset in part by an opposite change in the value of the Company’s mortgage servicing asset.  These fluctuations are usually the result of actual loan prepayment activity that is different from that which was anticipated when the mortgage servicing rights were originally recorded.   For example, if interest rates increase, the volume of mortgage originations will generally decrease and the gain on sales of such loans will decline.  However, the value of the mortgage servicing rights will generally increase as the income stream from servicing extends in response to lower estimates for future prepayment activity.  Mortgage servicing rights are particularly susceptible to unfavorable valuation adjustments during periods of declining interest rates during which prepayment activity typically accelerates to levels above that which had been anticipated when the servicing rights were originally recorded.    For additional discussion, refer to Notes 1 and 3 of the Company’s Audited Financial Statements included herein and under Part II, Item 8, “Financial Statements and Supplementary Data” as well as Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Multi-Family Residential Real Estate Loans  The Company’s multi-family real estate loans are secured by structures such as apartment buildings and condominiums.  At June 30, 2007, the Company had $47.1 million or 11% of its total loan portfolio in multi-family residential real estate loans.  The terms of each multi-family residential real estate loan are negotiated on a case by case basis, although such loans typically have adjustable interest rates tied to a market index or the interest rate is fixed and the loan amortizes over 10 to 20 years with a three to ten year balloon payment.

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

When making multi-family residential real estate loans, the Company considers the financial statements of the borrower, the Company’s lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral.  These types of loans are generally supported by personal guarantees.  The borrower must provide proof of the necessary insurance on the property serving as collateral.  Title insurance or an attorney’s opinion based on a title search of the property is required on all first lien loans secured by real property.

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

Non-Residential Real Estate Loans The Company’s non-residential real estate loans are secured by improved property such as office buildings, industrial facilities, warehouses, retail/shopping structures, and other non-residential buildings.  Loans secured by non-residential real estate constituted $150.8 million, or 35%, of the Company’s total loan portfolio at June 30, 2007.  Fixed-rate non-residential real estate loans are offered with amortizations up to 20 years with balloon terms up to five years.  Adjustable-rate non-residential real estate loans also have amortizations up to 20 years and the rate typically adjusts with changes in the Prime Rate as published daily in the Wall Street Journal.

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

Commercial Business Loans  The Company makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships, and small- to medium-sized businesses. The Company offers term loans for fixed assets and working capital, revolving lines of credit, letters of credit, and Small Business Administration (“SBA”) guaranteed loans.  At June 30, 2007, commercial business loans constituted $50.4 million, or 12%, of the Company’s total loan portfolio.  Commercial business term loans are generally offered with initial fixed rates of interest for the first one to three years and with terms of up to ten years.  Business lines of credit have floating rates of interest and are payable on demand, subject to annual review and renewal.  Commercial business loans with variable rates of interest are generally indexed to the highest Prime Rate as published daily in the Wall Street Journal.

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

Consumer Loans  The Company offers consumer loans in order to provide a full range of financial services to its customers.  Consumer loans totaled $57.6 million and accounted for approximately 13% of total loans as of June 30, 2007.  Most of the consumer loans that the Company originates include home equity mortgage loans, home equity lines of credit, automobile loans, recreational vehicle loans, loans secured by deposit accounts and unsecured loans.  Consumer loans are offered primarily on a fixed rate basis and for terms up to 180 months based on the type of collateral.  The Company’s home equity loans and home improvement loans, are generally secured by the borrower’s principal residence.

The underwriting standards employed by the Company for consumer loans include a determination of the applicant’s credit history and an assessment of ability to meet existing obligations and payments on the proposed loan.  Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount. The Company also requires fire and casualty insurance, as well as, title insurance or an opinion of counsel regarding good title, on all properties securing real estate loans made by the Company. The Company also purchases blanket insurance coverage to protect its interests in consumer real estate and personal property collateral to the extent that the borrower lets such insurance lapse.

Consumer loans generally have shorter terms and higher rates of interest than first mortgage real estate loans, but typically involve more credit risk than such loans because of the nature of the collateral and, in some instances, the absence of collateral.  In general, consumer loans are more dependent upon the borrower's continuing financial stability, are more likely to be affected by adverse personal circumstances, and are often secured by rapidly depreciating personal property such as automobiles.  In addition, various laws, including bankruptcy and insolvency laws, may limit the amount that may be recovered from a borrower.  However, such risks are mitigated to some extent in the case of home equity loans and home-equity lines of credit.  These types of loans are secured by a lien of the borrower's residence for which the total principal balance outstanding (including the first mortgage) does not generally exceed 100% of the property's value, although exceptions are sometimes made for high net worth or other qualifying borrowers.  Home equity loans are generally fixed-rate and may have terms of up to thirty years and may include a balloon payment.

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

Loan Solicitation and Processing  Loan originations are derived from a number of sources such as walk in traffic, third-party referrals, existing customers, and calling programs.  Upon receipt of a loan application, a credit report is obtained to verify specific information relating to the applicant’s credit standing.  In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is made by an independent appraiser approved by the Company.  For those loans that are sold to investors, an automated underwriting system provided by either Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”) is used in many cases.  Frequently, a private mortgage insurance contract underwriter approved by the investor is used.  Loans that are not sold or loans that are not underwritten by a contract underwriter are reviewed by an underwriter in the Company’s loan department and/or at least one member of the Company’s internal loan committee.  One-to-four family residential mortgage loans and commercial business loans with principal balances in excess of $1.0 million must be submitted by the loan department directly to a committee of the Board of Directors for approval.  Multi-family and non-residential real estate loans with principal balances in excess of $3.0 million must be submitted by the loan department directly to a committee of the Board of Directors for approval.  Approvals subsequently are ratified by the full Board of Directors.  Once the loan is approved, a loan commitment is promptly issued to the borrower.  If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage.

Loan Commitments  The Company issues standby loan origination commitments to qualified borrowers primarily for the construction and purchase of residential and non-residential real estate.  Such commitments are made on specified terms and conditions and are made for periods of up to 90 days, during which time the interest rate is locked-in.  The Company generally charges a loan fee based on a percentage of the loan amount.  The Company also charges a commitment fee for single-family residential properties if the borrower receives the loan from the Company.  Commitment fees are generally not charged for multi-family, non-residential real estate, and commercial business loans.  The Company’s experience has been that few commitments for loans on one-to-four family residential properties expire without being funded by the Company.  However, commitments to originate multi-family, non-residential real estate, and commercial business loans may not be funded.

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

Non-Performing Loans Loans are generally placed on non-accrual status and considered "non-performing" when, in the judgment of management, the probability of collection of principal or interest is deemed to be insufficient to warrant further accrual of interest.  As of June 30, 2007, $1.2 million or 0.27% of gross loans were considered non-performing.  When a loan is placed on non-accrual and/or non-performing status, previously accrued but unpaid interest is deducted from interest income.  In general, the Company does not record accrued interest on loans 90 or more days past due.  Refer to Notes 1, 3, and 4 of the Company's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

When a loan is placed on non-accrual and/or non-performing status, the Company reviews the borrower’s ability to repay the debt and determines the best course of action.  Actions include foreclosure, restructuring of the debt or other collection proceedings.  Real estate property acquired by the Company as a result of foreclosure or deed-in-lieu of foreclosure is classified as "real estate" and is considered "non-performing" until it is sold.  In addition, real estate property that in the redemption period is considered “real estate in judgment” and also considered as “real estate” and “non-performing” until it is sold.  Other property acquired through adverse judgment, such as automobiles, equipment, and other depreciable assets, are classified as a "repossessed assets."  Restructured loans are included in loans receivable and may or may not be included in non-performing assets depending on if the borrower can adhere to the terms of the restructure for a period of time.

Adversely Classified Loans  Federal regulations require thrift institutions to classify their loans on a regular basis.  Accordingly, the Company has internal policies and procedures in place to evaluate risk ratings on all loans.  In addition, in connection with examinations of thrift institutions, federal examiners have authority to classify problem assets as "Substandard", "Doubtful", or "Loss".  As of June 30, 2007, $2.8 million or 0.65% of gross loans was adversely classified, which includes non-performing loans.  A loan is classified as "Substandard" if it is determined to involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected.  A loan is classified as "Doubtful" if full collection is highly questionable or improbable.  A loan is classified as "Loss" if it is considered uncollectible, even if a partial recovery could be expected in the future.  If a loan or portion thereof is classified as "Loss", the Company must either establish a specific allowance for the portion of the asset classified as "Loss" or charge off such amount.  Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for additional discussion.

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

Investment and Mortgage-Related Securities

The Company periodically invests in collateralized mortgage obligations (“CMOs”) and mortgage backed securities (“MBSs”) (collectively “mortgage-backed and related securities”) and other types of investment securities, including U.S. and state government obligations, securities of various federal agencies, and debt issues by various corporations, including collateralized debt obligations (“CDOs”).  As of June 30, 2007, total investment securities represented $131.9 million or 20% of total assets.

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

Management believes CMOs represent attractive investment alternatives relative to other investment vehicles, due to the variety of maturity and repayment options available through such investments and due to the limited credit risk associated with such securities.  CMOs purchased by the Company represent a participation interest in a pool of single-family residential mortgage loans and are generally rated “triple-A” by independent credit-rating agencies.  In addition, such investments are secured by credit enhancements and/or subordinated tranches or are collateralized by U.S. government agency MBSs.  The Company generally invests only in sequential-pay, planned amortization class ("PAC"), and targeted amortization class ("TAC") tranches that, at the time of their purchase, are not considered to be high-risk derivative securities, as defined in applicable regulations.  The Company does not invest in support-, companion-, or residual-type tranches.  Furthermore, the Company does not invest in interest-only, principal-only, inverse-floating-rate CMO tranches, or similar complex securities.

The Company’s CDO portfolio consists solely of trust preferred CDOs.  Trust preferred CDOs represent a participation interest in a pool of trust preferred debt or subordinated notes of banks, thrifts, insurance companies and real estate investment trusts (“REITS”).  The collateral of the CDOs purchased by the Company are typically 60%-70% banks, 20%-30% insurance companies, and 0%-10% REITS.  Such investments are generally rated “A” or “triple-B” by independent rating agencies at the time of purchase.

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

Deposits  Consumer and commercial deposits are attracted principally from within the Company’s primary market area through the offering of a broad selection of deposit instruments including checking, regular savings, money market deposits, term certificate accounts, and individual retirement accounts.  On a limited basis, the Company will negotiate interest rates to attract jumbo certificates and institutional deposits.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  The Company regularly evaluates the internal cost of funds, surveys rates offered by its competitors, and its internal requirements for lending and liquidity, and executes rate changes as deemed appropriate.  As of June 30 2007, deposits accounted for $507.9 million or 79% of total liabilities and equity.

From time to time, the Company has also used certificates of deposits sold through third-party brokers (brokered deposits) as an alternative to borrowings from the FHLB.  FDIC regulations govern the acceptance of brokered deposits by insured depository institutions.  As of June 30, 2007, the Company had $50.0 million in brokered deposits outstanding.

FHLB Advances and Other Borrowings  The Company may rely upon borrowings from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  Borrowings from the FHLB are secured by a certain portion of the Company’s home mortgage loans and its mortgage-related securities, as well as stock in the FHLB, a minimum amount of which the Company is required to own.  The Company’s other borrowings consist of repurchase agreements made with its commercial business customers and repurchase agreements made between the Bank and other financial institutions.  As of June 30, 2007, FHLB advances and other borrowings were $62.2 million and accounted for approximately 10% of the Company’s total liabilities and equity.  Borrowings from the FHLB are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.

The Company also has a $5.0 million line of credit with another financial institution to provide liquidity at the holding company level.  The purpose of this line of credit is to provide cash for stock buybacks or to provide the holding company the ability to inject capital into the Bank.  As of June 30, 2007, the balance on the line of credit was zero and the line has not been drawn on during fiscal year 2007.  The line of credit matures on  November 1, 2007.

Subsidiary Activities

The Company has two wholly-owned subsidiaries:  Vantus Bank and Equity Services, Inc (“ESI”).  Since the Company engages in no other significant activities beyond its ownership of the Bank, the description of the Company’s activities in this Form 10-K effectively represents a description of the activities of the Bank.  ESI is in the business of developing residential lots and dwellings in the Company’s primary market area.  ESI has completed construction and sale of a 20-unit condominium in Dakota Dunes, South Dakota.  It is anticipated that this is the last project for ESI and it will cease operations in fiscal year 2008.  Net income (loss) from ESI was $37,000 in fiscal 2007, ($185,000) in fiscal 2006, and $9,000 in fiscal 2005.  Net income (loss) includes management fees paid to the Company of $28,000 in fiscal 2007 and $24,000 in fiscal years 2006 and 2005.

The Bank has one wholly-owned subsidiary.  First Financial Corporation (“FFC”), an Iowa corporation, formerly operated a title search and abstract continuation business through its wholly-owned Iowa subsidiary, Sioux Financial Company (“SFC”).  During fiscal year 2007, SFC sold substantially all of the assets of its title search and abstract continuation business and ceased operations.  The after tax gain on the sale of these assets was $510,000. SFC’s financial information was classified as discontinued operations in the Company’s 2007, 2006, and 2005 financial statements.   FFC is also a majority owner of United Escrow, Inc. (“UEI”), which serves as an escrow agent in Woodbury County, Iowa.  FFC’s net income for fiscal years 2007, 2006 and 2005 was $596,000, $124,000, and $77,000, respectively.  Net income includes management fees paid to the Company of $13,000 in fiscal 2007, $108,000 in fiscal 2006 and $134,000 in fiscal 2005.

Personnel

As of June 30, 2007, the Company and its wholly-owned subsidiaries had 192 full-time equivalent employees.  None of the Company’s employees is represented by a collective bargaining group.  The Company believes its relationship with its employees to be good.

Competition

The Company faces significant competition both in attracting deposits and in originating loans.  Its most direct competition for deposits has come historically from commercial banks, other savings associations, credit unions, brokerage houses, and insurance companies in its market area.  Iowa has one of the highest concentrations of  bank and thrift charters in the nation.  The Company’s market area includes branches of several financial institutions that are substantially larger than the Company in terms of deposits.  In addition, a growing number of the Company’s competitors are utilizing the internet to attract deposits both locally and nationwide.  The Company competes for savings by offering depositors personal service and expertise together with a wide range of financial services.  This competition for loans has increased substantially in recent years as a result of the large number of institutions choosing to compete in the Company’s market area.  An increasing number of these institutions are using the internet to originate and underwrite loans.  The Company offers a competitive internet banking product to its retail and business customers. The Company competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers, and builders.  Competition for deposits, for the origination of loans, and the provision of other financial services may limit the Company’s growth and adversely impact its profitability in the future.

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

Qualified Thrift Lender Test  The HOLA requires savings institutions to meet a qualified thrift lender (“QTL”) test.  Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain “qualified thrift investments,” primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly average basis in 9 out of every 12 months.  A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions.  As of June 30, 2007, the Bank’s assets invested in qualifying investments exceeded the percentage required to qualify the Bank under the QTL Test.

Limitation on Capital Distributions OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital.  An institution, such as the Bank, that exceeds all capital requirements before and after a proposed capital distribution (“Tier 1 Association”) and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to its net income year-to-date plus its net income for the prior two years that is still available for dividend

Loans to One Borrower  Under federal law, savings associations are subject to the same limits as those applicable to national banks, which limit loans to one borrower to the greater of $500,000 or 15% of unimpaired capital and unimpaired surplus and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate).  As of June 30, 2007, the Bank’s loan to one borrower limit was $7.6 million.

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

The Bank’s authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder.  Among other things, these regulations generally requires such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment.  However, the regulation permits executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank’s capital position, and requires certain approval procedures to be followed.  At June 30, 2007, the Bank was in compliance with the regulations.

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

Capital Requirements The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 4.0% leverage ratio (or core capital ratio)  if not assigned a supervisory rating of “1” by the OTS, and an 8.0% risk-based capital standard.  Core capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain mortgage servicing rights (“MSRs”).  Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill) plus a specified amount of MSRs.  The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank, and unrealized gains (losses) on certain available for sale securities.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4.0% and 8.0%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset.  The components of Tier 1 (core) capital are equivalent to those discussed earlier under the 3.0% leverage ratio standard.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses.  Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  As of  June 30, 2007, the Bank exceeded all minimum regulatory capital requirements as specified by the FDIC.  For additional discussion, refer to Note 13 of the Company’s Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data."

Insurance of Deposit Accounts  The FDIC has adopted a risk-based deposit insurance assessment system.  Assessments rates are based (1) the Bank’s regulatory ratings, and (2) the Bank’s financial ratios including capital ratios, credit quality issues and earning ratios,  Based on the Bank’s March 31, 2007 assessment the Bank would pay an annual deposit insurance assessment of approximately 6.5 basis points or $320,000 per year.  When the new assessment was adopted, the Bank received a one time assessment credit to offset costs associated with the new assessment.  As of June 30, 2007, the Bank had $580,000 of assessment credit remaining.

Federal Reserve System The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At June 30, 2007, the Bank was in compliance with these reserve requirements.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

Sarbanes-Oxley Act of 2002  The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Exchange Act.

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

The USA Patriot Act  The USA Patriot Act gave the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  Certain provisions of the Act impose affirmative obligations on a broad range of financial institutions, including thrifts, like the Bank.  These obligations include enhanced anti-money laundering programs, customer identification programs and regulations relating to private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States).

The federal banking agencies have implemented regulations pursuant to the USA Patriot Act.  These regulations require financial institutions to adopt the policies and procedures contemplated by the USA Patriot Act.  The Bank believes it is in compliance with the requests of the law.

Federal Securities Law Shares of the Company’s common stock are registered with the SEC under Section 12(g) of the Exchange Act.  The Company is also subject to the proxy rules, tender offer rules, insider trading restrictions, annual and periodic reporting, and other requirements of the Exchange Act.

Federal and State Taxation

Federal Taxation  The Company is subject to those rules of federal income taxation generally applicable to Companies under the Internal Revenue Code of 1986, as amended (the "IRC").  The Company, the Bank, and the Bank’s wholly owned subsidiaries file a consolidated federal income tax return  The consolidated entity pays taxes at the federal statutory rate of 35% of its taxable income, as defined in the IRC.  Refer to Notes 1 and 10 of the Company’s Audited Consolidated Financial Statements, included herein under Part II, Item, 8, "Financial Statements and Supplemental Data," for additional discussion.  As of June 30, 2007, the Company had no material disputes outstanding with the Internal Revenue Service.

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

The Company operates in a highly competitive environment in the products and services the Company offers and the markets in which the Company serves.  Iowa has one of the highest concentrations of bank and thrift charters in the nation.  As a result, the competition among financial services providers to attract and retain customers is intense in the Company’s market areas. Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that provide cost savings to the customer. Some of Company’s competitors may be better able to provide a wider range of products and services over a greater geographic area.

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

The Company conducts its business through its main office located in Sioux City, Iowa, and 14 branch offices located in northwest and central Iowa.  As of June 30, 2007, the Company owned the building and land for 13 of its offices and leased the building of one of its properties.   The aggregate net book value of the Company’s premises and equipment was $16.2 million at June 30, 2007.

ITEM 3	LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Company is periodically involved incident to the Company’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal 2007 to a vote of security holders.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the NASDAQ Global Market under the symbol “FFSX.”  As of August 31, 2007, the Company had 1,728 stockholders of record (excluding the number of persons or entities holding stock in nominee or “street” name through various brokerage firms), and 3,302,971 shares outstanding.  The following table sets forth market price and dividend information for the Company’s common stock.  Information is presented for each quarter of the previous two fiscal years.

Fiscal Year Ended June 30, 2007	High	Low	Closing Price	Cash Dividends Declared

First quarter	$22.00	$21.50	$21.70	$0.100
Second quarter	22.51	21.40	21.70	0.105
Third quarter	22.22	21.31	21.31	0.105
Fourth quarter	21.55	18.50	19.44	0.105

Fiscal Year Ended June 30, 2006	High	Low	Closing Price	Cash Dividends Declared

First quarter	$20.75	$19.25	$19.25	$0.10
Second quarter	20.50	17.30	19.45	0.10
Third quarter	22.90	19.11	22.60	0.10
Fourth quarter	22.75	21.00	21.70	0.10

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

In December 2005, the Company announced a share repurchase plan that allows the Company to purchase 346,000 shares or 10% of the then-issued and outstanding stock.  The plan was extended in October 2006 and expires October 2007.  The table below describes the repurchase activity for the quarter ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 through April 30, 2007	-	-	-	186,495
May 1 through May 31, 2007	-	-	-	186,495
June 1 through June 30, 2007	6,400	$18.84	6,400	180,095

       Set forth below is a stock performance graph comparing the yearly cumulative total return on the Company’s Common Stock with (a) the yearly cumulative total return on stocks included in the Nasdaq Global market Index, and (b) the yearly cumulative return on stocks included in the SNL Bank Index.  The cumulative total return on the Company’s common stock was computed assuming the reinvestment of dividends at the frequency rate which dividends were paid during the period shown, and reflects the exchange of 1.64696 shares of Company Common Stock for each share of Bank Common Stock in April 1999.  The information presented below is for the period beginning on June 30, 2002 and ending June 30, 2007.

There can be no assurances that the Company’s stock performance will continue in the future with the same or similar trend depicted in the graph.  The Company will not make or endorse any predictions as to future stock performance.

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

(Dollars in thousands, except per share amounts)
Financial Condition at June 30	2007	2006	2005	2004	2003

Total assets	$645,817	$612,535	$586,813	$615,522	$627,879
Securities available-for-sale, at market	122,309	47,320	49,559	84,276	78,112
Securities held-to-maturity, at cost	9,549	13,077	18,197	23,186	44,505
Loans receivable, net	430,085	457,029	433,447	431,857	415,267
Office property and equipment, net	16,205	12,545	13,109	13,277	13,166
Federal Home Loan Bank (FHLB) stock, at cost	3,560	5,162	5,762	6,096	5,707
Goodwill	18,417	18,417	18,417	18,524	18,524
Deposits liabilities	507,865	446,056	407,562	429,209	448,944
Advances from FHLB and other borrowings	62,202	92,754	104,564	109,886	102,387
Stockholders’ equity	70,255	68,324	70,295	71,458	69,661

Operations Data for Years Ended June 30	2007	2006	2005	2004	2003
Total interest income	$35,775	$32,294	$29,190	$30,489	$35,117
Total interest expense	19,879	15,096	11,839	12,666	16,122
Net interest income	15,896	17,198	17,351	17,823	18,995
Provision for losses on loans	547	1,920	2,985	1,225	1,730
Net interest income after provision for loan losses	15,349	15,278	14,366	16,598	17,265
Non-interest income:
Service charges on deposit accounts	3,078	3,116	3,585	3,931	3,702
Service charges on loans	305	365	466	670	940
Gain on sale of bank branch offices	-	-	2,185	-	-
Gain (loss) on sale of real estate held for development	105	(222)	60	150	19
Net gain (loss) on sale of securities	14	203	(121)	(65)	309
Gain on sale of loans	619	658	760	1,612	1,544
Real estate related activities	-	-	-	325	363
Other income	1,675	1,659	1,581	1,829	1,773
Total non-interest income	5,796	5,779	8,516	8,452	8,650
Non-interest expense:
Compensation and benefits	10,226	9,646	9,763	9,976	9,805
Office property and equipment	2,851	2,821	2,557	2,510	2,633
Other non-interest expense	4,850	4,254	4,742	4,529	5,636
Total non-interest expense	17,927	16,721	17,062	17,015	18,074
Income before income taxes and discontinued operations	3,218	4,336	5,820	8,035	7,841
Income taxes	739	1,147	1,762	2,678	2,616
Income from continuing operations	2,479	3,189	4,058	5,357	5,225
Income from discontinued operations, net of tax	590	143	155	261	380
Net income	$3,069	$3,332	$4,213	$5,618	$5,605

Per share information:
Basic earnings from continuing operations	$0.75	$0.95	$1.15	$1.47	$1.34
Basic earnings from discontinued operations	0.18	0.04	0.04	0.07	0.10
Basic earnings per share	$0.93	$0.99	$1.19	$1.54	$1.44

Diluted earnings from continuing operations	$0.74	$0.94	$1.12	$1.43	$1.31
Diluted earnings from discontinued operations	0.18	0.04	0.04	0.07	0.10
Diluted earnings per share	$0.92	$0.98	$1.16	$1.50	$1.41

Cash dividends declared per common share	$0.415	$0.400	$0.400	$0.350	$0.320

Selected Consolidated Financial and Other Data (Continued)

Key Financial Ratios and Other Data at or for the Years Ended June 30

	2007	2006	2005	2004	2003
Performance Ratios:
Return on average assets	0.50%	0.57%	0.72%	0.89%	0.88%
Return on average equity	4.39%	4.75%	5.87%	7.93%	7.91%
Average net interest rate spread (1)	2.46%	2.89%	3.06%	3.06%	3.27%
Net yield on average interest-earning assets (2)	2.90%	3.28%	3.34%	3.24%	3.42%
Average interest-earning assets to
average interest-bearing liabilities	112.15%	113.36%	112.45%	107.96%	105.21%
Efficiency ratio (3)	79.43%	73.46%	71.64%	64.68%	65.59%

Asset Quality Ratios:
Nonperforming loans to total loans	0.29%	1.41%	0.37%	0.99%	1.13%
Nonperforming assets as a percentage of total assets (4)	0.53%	1.08%	0.30%	0.81%	0.81%
Allowance for loan losses to total loans	0.42%	1.18%	1.53%	0.99%	1.10%
Allowance for loan losses to total non-performing loans	144.69%	83.54%	410.89%	99.84%	98.44%

Capital, Equity and Dividend Ratios:
Tangible capital	7.83%	7.66%	8.38%	8.01%	7.65%
Core capital	7.83%	7.66%	8.38%	8.01%	7.65%
Risk-based capital	10.50%	10.83%	12.24%	11.92%	12.64%
Average equity to average assets ratio	11.42%	11.98%	12.30%	11.26%	11.50%
Dividend payout ratio	45.11%	40.82%	34.48%	23.33%	22.70%

Other Data:
Book value per common share	$20.72	$20.21	$19.81	$19.10	$18.29
Number of full-service banking offices	13	14	14	15	15

(1) Difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest income, tax-effected, as a percentage of average interest-earning assets.
(3) Non-interest expense divided by net interest income plus non-interest income, less gain (loss) on sale of other real estate owned, investments, fixed assets and sale of bank branch offices.
(4) Non-performing assets include non-accruing loans, accruing loans delinquent 90 days or more and foreclosed assets, but do not include restructured loans.

Selected Consolidated Financial and Other Data (Continued)

Quarterly Financial Data:	Three Months Ended
	June	March	December	September
	2007	2007	2006	2006
Interest income	$9,617	$8,945	$8,649	$8,564
Interest expense	5,531	5,102	4,787	4,459
Net interest income	4,086	3,843	3,862	4,105
Provision for loan losses	13	31	403	100
Net interest income after provision	4,073	3,812	3,459	4,005
Non-interest income	1,477	1,299	1,471	1,549
Non-interest expense	4,703	4,485	4,472	4,267
Income from continuing operations before income taxes	847	626	458	1,287
Income tax expense	178	120	77	364
Income from continuing operations	669	506	381	923
Income from discontinued operations, net of tax (including gain
on disposal of $510, net of tax, in March 2007)	-	514	32	44
Net income	$669	$1,020	$413	$967
Per share information:
Basic earnings per share:
Income from continuing operations	$0.20	$0.15	$0.11	$0.28
Income from discontinued operations	-	0.16	0.01	0.01
Net icome per share	$0.20	$0.31	$0.12	$0.29
Diluted earnings per share:
Income from continuing operations	$0.20	$0.15	$0.11	$0.29
Income from discontinued operations	-	0.15	0.01	0.01
Net income per share	$0.20	$0.30	$0.12	$0.30

	Three Months Ended
	June	March	December	September
	2006	2006	2005	2005
Interest income	$8,486	$8,253	$7,971	$7,585
Interest expense	4,139	3,892	3,656	3,409
Net interest income	4,347	4,361	4,315	4,176
Provision for loan losses	850	320	510	240
Net interest income after provision	3,497	4,041	3,805	3,936
Non-interest income	1,551	1,245	1,643	1,339
Non-interest expense	4,139	4,300	4,126	4,155
Income from continuing operations before income taxes	909	986	1,322	1,120
Income tax expense	211	248	356	332
Income from continuing operations	698	738	966	788
Income from discontinued operations, net of tax	45	28	32	37
Net income	$743	$766	$998	$825
Per share information:
Basic earnings per share:
Income from continuing operations	$0.22	$0.22	$0.28	$0.23
Income from discontinued operations	0.01	0.01	0.01	0.01
Net income per share	$0.23	$0.23	$0.29	$0.24
Diluted earnings per share:
Income from continuing operations	$0.21	$0.22	$0.28	$0.23
Income from discontinued operations	0.01	0.01	0.01	0.01
Net income per share	$0.22	$0.23	$0.29	$0.24

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis in this section should be read in conjunction with Item 8, "Financial Statements and Supplementary Data", as well as Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", and Part I, Item 1, "Business".

Critical Judgments and Estimates  The Company describes all of its significant accounting policies in Note 1, of the Company's Audited Consolidated Financial Statements, included herein under Item 8.  Particular attention should be paid to the Company’s allowance for losses on loans, which require significant management judgments and estimates because of the inherent uncertainties surrounding this area and the subjective nature of the area.  For a discussion of the judgments and estimates relating to allowances for losses on loans, refer to the appropriate section in Note 1 of the Company's Audited Consolidated Financial Statements.  Additional discussion is also available in the “Non-Performing Loans”, "Adversely Classified Loans" and  "Allowances for Losses on Loans" in sections of Part I, Item 1, "Business".  Finally, information on the impact loss allowances have had on the Company's financial condition and results of operations for the years ending June 30, 2007, 2006, and 2005, can be found, below, in the sections entitled "Financial Condition--Non-Performing Assets" and "Results of Operations--Provisions for Loan Losses".

In addition, significant judgments and estimates are made in the valuation of the Company’s goodwill.  For a discussion of the judgments and estimates relating to goodwill, refer to the appropriate section in Note 1 of the Company’s  Audited Consolidated Financial Statements.

Results of Operations

Overview  The Company’s earnings for the years ended June 30, 2007, 2006, and 2005, were $3.1 million, $3.3 million, and $4.2 million, respectively.  These amounts represented returns on average assets of 0.50%, 0.57%, and 0.72%, respectively, and returns on average equity of 4.39%, 4.75%, and 5.87%, respectively.  Diluted earnings per share during these periods were $0.92, $0.98, and $1.16, respectively.  Income from continuing operations for the years ended June 30, 2007, 2006, and 3005 were $2.5 million, $3.2 million, and $4.1 million, respectively.  Diluted earnings per share from continuing operations during these periods were $0.74, $0.95, and $1.12, respectively.

 The change in net income from fiscal 2006 to fiscal 2007 was impacted by a decline in net interest income of $1.3 million and an increase in non-interest expense of $1.2 million.  These two factors were partially offset by a $1.4 million decline in provision for loan losses.  Included in net income in fiscal 2007 was a $510,000 after-tax gain on the sale of the Company’s abstract continuation and title search business.

Earnings declined in fiscal 2006 compared to fiscal 2005 because the Company sold two branch offices in fiscal 2005 which resulted in a gain of $2.2 million in that period.   Partially offsetting this development was a $1.1 million decline in provision for loan losses in fiscal 2006 as compared to fiscal 2005.

The following paragraphs discuss the aforementioned changes in greater detail along with other changes in the components of net income during the fiscal years ended June 30, 2007, 2006, and 2005.

Net Interest Income  Net interest income decreased by approximately $1.3 million or 7.5% and $152,000 or 0.9% during the fiscal years ended June 30, 2007 and 2006, respectively.  The decrease in fiscal years 2007 and 2006 were primarily due to declines in the Company’s interest rate spread.  The Company’s interest rate spread decline was due to its liabilities repricing faster than its assets during a period of rising interest rates.  In addition, in fiscal 2007, loan growth slowed dramatically relative to the previous year, which had an adverse impact on asset mix and overall yield on earning assets.  The decline in the Company’s interest rate spread was offset by modest increases in the Company’s earning assets.

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

	Years ended June 30,
	2007			2006			2005
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (1)	$448,511	$29,845	6.65%	$459,239	$29,252	6.37%	$434,029	$25,845	5.95%
Investment securities (2)	97,849	5,681	5.80%	65,751	2,982	4.55%	87,157	3,431	3.94%
Short-term investments and other
interest-earning assets (3)	9,055	465	5.14%	7,146	300	4.19%	6,956	173	2.49%
Total interest-earning assets	555,415	35,991	6.48%	532,136	32,534	6.11%	528,142	29,449	5.58%
Non-interest-earning assets	56,547			52,986			55,737
Total assets	$611,962			$585,122			$583,879

Interest-bearing liabilities:
Deposit liabilities	$417,685	$16,059	3.85%	$369,819	$10,591	2.86%	$362,351	$7,231	2.00%
Borrowings	77,556	3,819	4.92%	99,584	4,504	4.52%	107,315	4,608	4.29%
Total interest-bearing liabilities	495,241	19,878	4.02%	469,403	15,095	3.22%	469,666	11,839	2.52%
Non-interest-bearing:
Deposit liabilities	42,055			41,626			38,055
Other liabilities	4,801			4,100			4,351
Total Liabilities	542,097			515,129			512,072
Stockholders’ equity	69,865			69,993			71,807
Total liabilities and stockholders equity	$611,962			$585,122			$583,879

Net interest income (2)		$16,113			$17,439			$17,610
Interest rate spread (4)			2.46%			2.89%			3.06%
Net yield on average
interest-earning assets (5)			2.90%			3.28%			3.34%
Ratio of average interest -earning assets
to average interest-bearing liabilities			112.15%			113.36%			112.45%

(1) Average balances include nonaccrual loans. Interest income includes amortization of deferred loan fees which are not material.
(2) Investment securities income and yields are tax-effected.
(3) Includes interest-earning deposits in other financial insttitutions.
(4) Interest rate spread represents the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest bearing liabilities.
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

	Years Ended June 30,
	2007 compared to 2006				2006 compared to 2005
	Increase (Decrease) Due To				Increase (Decrease) Due To
(In thousands)	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable	$1,286	$(683)	$(10)	$593	$1,823	$1,500	$84	$3,407
Investment securities	822	1,460	417	2,699	512	(831)	(130)	(449)
Other interest-earning assets	68	80	17	165	118	5	4	127
Change in interest income	2,176	857	424	3,457	2,453	674	(42)	3,085

Interest-bearing liabilities:
Deposit liabilities	3,661	1,369	438	5,468	3,116	149	95	3,360
Borrowings	398	(996)	(87)	(685)	247	(332)	(19)	(104)
Change in interest expense	4,059	373	351	4,783	3,363	(183)	76	3,256
Change in net interest income	$(1,883)	$484	$73	$(1,326)	$(910)	$857	$(118)	$(171)

Provision for Loan Losses  Provision for loan losses was $0.5 million, $1.9 million, and $3.0 million during the years ended June 30, 2007, 2006, and 2005, respectively.  Three significant events affected the Bank’s provision for loan losses during fiscal 2007: (1) the Bank entered into an agreement with a third party to market and sell $11.6 million of non-performing and classified loans, which represented a significant portion of the Bank’s non-performing and classified loans and resulted in a $1.3 million loss; (2) the Bank recorded a $1.0 million loss on the final liquidation of a loan to a construction contractor and manufacturer and a number of other credits; and (3) the Bank reduced specific and other loans loss allowances of $1.8 million as a result of these developments.  The Bank’s methodology for establishing allowance for loan losses is heavily influenced by the level of the Bank’s non-performing and classified loans.  As a result of the aforementioned developments, the Bank’s non-performing and classified loans declined substantially in fiscal 2007, which warranted the decline in the allowance for loan losses.   Fiscal 2006 included a $0.9 million provision related to a construction contractor/manufacturer that began to experience significant cash flow problems during the period.  Fiscal 2005 includes a $2.3 million provision related to an electrical contractor that experienced significant operating problems on certain large projects during the period.  Both loans are no longer on the Company’s books.

As of June 30, 2007, 2006, and 2005, the Company’s allowance for loan losses was $1.8 million, $5.5 million, and $6.7 million, respectively, or 0.42%, 1.18%, and 1.53% of loans receivable, respectively.  The allowance for loan losses was 145%, 83%, and 411% of non-performing loans as of the same dates, respectively.   The following table summarizes the activity in the Company's allowance for loan losses during each of years indicated.

	At June 30,
(Dollars in thousands)	2007	2006	2005	2004	2003
Allowance for loan losses at beginning of period	$5,466	$6,718	$4,316	$4,615	$4,584
Provision charged to operations	547	1,920	2,985	1,225	1,730
Charge-offs:
One- to four-family residential	(93)	(36)	(90)	(109)	(115)
Multi-family and non-residential real estate	(41)	(264)	(8)	(229)	(721)
Commercial business	(2,694)	(2,516)	(115)	(691)	(131)
Consumer	(284)	(457)	(473)	(624)	(1,098)
Total loans charged-off	(3,112)	(3,273)	(686)	(1,653)	(2,065)
Loans transferred to held for sale	(1,300)	-	-	-	-
Recoveries	196	101	103	129	366
Charge-offs net of recoveries	(4,216)	(3,172)	(583)	(1,524)	(1,699)
Balance at end of period	$1,797	$5,466	$6,718	$4,316	$4,615

Allowance for loan losses to total loans outstanding	0.42%	1.18%	1.53%	0.99%	1.10%
Allowance for loan losses to non-performing loans	144.69%	83.54%	410.89%	99.84%	98.44%
Net loans charged off to average loans outstanding	0.94%	0.69%	0.13%	0.34%	0.41%

The following table summarizes the allocation of the Company’s allowance for loan losses and the percentage of loans in each category to total loans.

	At June 30,
(Dollars in thousands)	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Balance at end of period applicable to:
One- to four-family residential	$115	29.23%	$302	28.87%	$441	32.78%	$457	37.73%	$490	45.68%
Multi-family and non-residential real estate	428	45.79%	1,804	45.17%	1,727	40.84%	1,827	33.57%	2,377	26.92%
Commercial business	742	11.67%	2,597	11.79%	3,576	8.50%	970	6.74%	674	3.87%
Consumer	512	13.31%	763	14.17%	974	17.88%	1,062	21.96%	1,075	23.53%
Total allowance for loan losses	$1,797	100.00%	$5,466	100.00%	$6,717	100.00%	$4,316	100.00%	$4,615	100.00%

Non-Interest Income Non-interest income for the years ended June 30, 2007, 2006, and 2005, was $5.8 million, $5.8 million, and $8.5 million, respectively.  These amounts represented 27%, 25%, and 33% of the Company’s total revenue during such periods, respectively.  The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 2006 to 2007 and 2005 to 2006.

Service Charges on Deposit Accounts Service charges on deposit accounts were $3.1 million, $3.1 million, and $3.6 million for the fiscal years ended June 30, 2007, 2006, and 2005, respectively.  In fiscal 2007, the Company eliminated fees charged for use of internet banking and implemented an overdraft protection product.  These changes were driven by competitive forces in the Company’s market areas.  These items were offset by an increase in the per item charge of overdrafts.  The declines in fiscal 2006 were be attributed to the reduction in the number of transaction accounts subject to service charges.  The reduction of the accounts was largely due to the transfer of accounts in the sale of the two northwest Iowa branch offices.

Service Charges on Loans Services charges on loans totaled $305,000, $365,000, and $466,000,  for the fiscal years 2007, 2006, and 2005, respectively.  The declines in loan service charges were primarily due to declines in prepayment penalties due to a rising interest rate environment.

Gain on Sale of Bank Branch Offices  In fiscal 2005, the Company sold two bank branch offices in northwest Iowa for a gain of $2.2 million.  Management does not anticipate the Company selling any additional branches, although there can be no assurances.

Gain (Loss) on Sale of Real Estate Held for Investment  In fiscal 2007, fiscal 2006, and fiscal 2005, the gain (loss) on the sale of real estate held for investment was $105,000, ($222,000), and $60,000 respectively.  In fiscal 2007 the Company recognized gains on a condominium project in Dakota Dunes, South Dakota.   The loss in fiscal year 2006 was due to cost overruns on a different condominium project located in Sioux City, Iowa.  Management anticipates that the Dakota Dunes project will be completed in the first quarter of fiscal

2008.  Once this project is completed, it is expected that no other real estate development projects will be undertaken.

Gain (loss) on Sale of Securities Gain (loss) on sale of securities in fiscal 2007, fiscal 2006, and fiscal 2005 was $14,000, $203,000, and ($121,000), respectively.  The gain in fiscal 2007 was due to the sale of one trust preferred CDO.  The gain in fiscal 2006 was due to the sale of another financial institution’s bank stock that was held by the holding company.  Losses in fiscal 2005 were due to redemption of mutual funds from the Bank’s investment portfolio.

Gain on Sale of Loans Gain on sale of loans was $619,000, $658,000, and $760,000, for the years ended June 30, 2007, 2006, and 2005.  The decrease in the gain on sale of loans was attributable to the decrease in fixed rate mortgage origination volumes.  Volumes declined as interest rates increased, which in turn, reduced customer demand for mortgage loans.

Other Income Other income totaled $1.7 million in fiscal 2007 and 2006, and $1.6 million in fiscal 2005.  Other income represented income primarily derived from the sale of fixed annuities and mutual funds; rental income; and income from the Company’s majority-owned escrow subsidiary, UEI.

Non-interest Expense Non-interest expense for the years ended June 30, 2007, 2006, and 2005, was $18.0 million, $16.7 million, $17.1 million, respectively.  Non-interest expense as a percentage of average assets during these periods was 2.93%, 2.86%, and 2.92%, respectively.  The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 2006 to 2007 and 2005 to 2006.

Compensation and Benefits  For fiscal years 2007, 2006, and 2005, compensation and benefits totaled $10.2 million, $9.6 million, and $9.8 million, respectively.  The increase in expense in fiscal 2007 was due to annual merit increases and an increase in the number of individuals in executive management.  The decrease in expense for fiscal 2006 was primarily due to the decrease the number of employees at the Company.  The number of full-time-equivalent employees declined from 207 in fiscal 2005 to 198 in fiscal 2006 then decreased again to 192 in fiscal 2007.  The decline in fiscal 2007 was related to the aforementioned sale of the Company’s abstract continuation business.

                     Office Property and Equipment  In fiscal year 2007, 2006, and 2005, office property and equipment expense totaled $2.9 million, $2.8 million, and $2.6 million, respectively.    The increase in fiscal 2007 was due to increases in software maintenance expense.  The increase in fiscal 2006 was attributable to expenses related to the opening of a branch in Johnston, Iowa and increases in software maintenance expense.  Management expects this expense item to increase next fiscal year due to the opening of two new branches in Des Moines and Ankeny, Iowa.

Data Processing, ATM and Debit Card Transaction Costs, and Other Item Processing Expense  In fiscal 2007, 2006, and 2005 data processing, ATM, and other item processing expense totaled $1.0 million.  No significant changes have occurred in this line item over the past three fiscal years.

Professional, Insurance, and Regulatory   Professional, insurance and regulatory expense for the years ended June 30, 2007, 2006, and 2005, was $1.2 million, $1.0 million and $1.1 million, respectively.  The increase from fiscal 2006 to fiscal 2007 was primarily due to increased consulting costs resulting from the Bank’s name change.  The decline from fiscal 2005 to 2006 was due to expenses in 2005 related to initial set-up work regarding Sarbanes-Oxley compliance.

Advertising, Donations, and Public Relations   Advertising, donations and public relations for fiscal 2007, 2006, and 2005 totaled $0.7 million.  Management expects this expense to increase significantly in fiscal 2008 due to advertising related to the Bank’s brand, image and name change.

Communications, Postage, and Office Supplies   Communications, postage and office supplies for fiscal 2007, and 2006, totaled $0.8 million.  For fiscal 2005 this expense totaled $0.9 million.  The decrease from fiscal 2005 to 2006 was primarily due to decreases in the amount of full time employees.

Other Expenses  Other expenses for the years ended June 30, 2007, 2006, and 2005, were $1.2 million, $0.7 million, and $1.0 million, respectively.  The increase from fiscal 2006 to 2007 was due to increased personnel recruiting fees.  The Company also expensed an employment and non-compete contract to a former executive manager.  The decline in fiscal 2006 from fiscal 2005 was due to the recognition of losses from fraud and repossessed assets in fiscal 2005.

Income Tax Expense  Income tax expense for the years ended June 30, 2007, 2006, and 2005, was $0.7 million, $1.1 million, and $1.8 million, respectively, or 23.0%, 26.5%, and 30.3% of pretax income, respectively.  The decline in the tax rates was due to tax exempt income comprising a larger percentage of pretax income for the last three fiscal years.

Income from Discontinued Operations   Income from discontinued operations represented income from the Company’s title search and abstract continuation business.  Income from discontinued operations for fiscal 2007, 2006, and 2005, totaled $590,000, $142,000, and $155,000, respectively.  Fiscal 2007 included a $510,000 gain on sale on substantially all of the assets related to the discontinued operation.

Financial Condition

Overview The Company’s total assets increased $33.3 million or 5.4% during fiscal year 2007.  The increase was primarily due to the Company’s purchase of $50.0 million of floating-rate trust preferred securities.  These assets were funded by $50.0 million in short-term brokered certificates of deposit at an after-tax annualized return on assets of approximately 1.00%.  The purchase of securities was partially offset by the aforementioned sale of $11.6 million of non-performing and classified loans.  Loan repayments also outpaced loan originations which resulted in total loans declining an additional $19.0 million.  Cash flow from loan payments were invested into securities.  Including the aforementioned $50.0 million in brokered certificates of deposit, deposit liabilities increased $61.8 million, or 13.9%.  This increase was partially offset by a decrease of $30.5 million of FHLB and other borrowings.

Interest-Bearing Deposits with Banks  Interest-bearing deposits with banks, which consisted of overnight investments at the FHLB, decreased by $10.6 million from $24.7 million at June 30, 2006, to $14.1 million at     June 30, 2007.  The decrease was principally due to excess cash being used to payoff maturing FHLB borrowings.

Securities Available-for-Sale and Held-to-Maturity Total securities increased from $60.4 at the end of fiscal year 2006 to $131.9 million at the end of fiscal year 2006.  The increase was primarily due to the aforementioned $50.0 million purchase of trust preferred CDOs. Trust preferred CDOs represent a participation interest in a pool of trust preferred debt or subordinated notes of banks, thrifts, insurance companies and REITS.  The collateral of the CDOs purchased by the Company are typically 60%-70% bank, 20%-30% insurance companies, and 0%-10% REITS.  Such investments are generally rated “A” or “triple-B” by independent rating agencies at the time of purchase.

In recent months, volatility in world credit markets has resulted in significant price fluctuations in certain debt securities, including trust preferred CDOs.  In the opinion of management, this volatility is due to market perceptions of credit risk.  It does not reflect the underlying credit quality or performance of the banks, thrifts, insurance companies, or REITS, that secure the Company’s trust preferred CDOs.  There has been no defaults, payment deferrals or other financial difficulties reported by the firms that secure the Company’s trust preferred CDOs.  Regardless, continued volatility in the market value of these securities could result in  significant fluctuations in the value of these securities.  This could have an adverse effect on the Company’s comprehensive income and accumulated other comprehensive income.

The following table sets forth the carrying value of the Company’s investment securities portfolio.

	At June 30,
(Dollars in thousands)	2007	2006	2005
Investment securities - available-for-sale:
U.S. Government and agency securities	$12,856	$12,662	$16,492
Mortgage-backed securities	8,800	13,221	20,176
Collateralized mortgage obligations	22,448	2,331	3,146
Collateralized debt obligations	65,308	-	-
Other securities	12,897	19,106	9,745
Total fair value and carrying value	$122,309	$47,320	$49,559
Total amortized cost	$122,595	$47,840	$49,305

Investment securities - held to maturity:
Mortgage-backed securities	$4,097	$5,809	$8,331
Other securities	5,452	7,268	9,866
Total amortized cost and carrying value	$9,549	$13,077	$18,197
Total fair value	$9,473	$12,972	$18,611

The table below sets forth the scheduled maturities, carrying values, and average yields for the Company’s investment securities at June 30, 2007.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Investment securities available-for-sale:
U.S. Government and agency securities	$2,967	3.75%	$9,889	4.49%	-	-	-	-	$12,856	4.32%
Mortgage-backed securities	-	-	1,375	4.15%	$146	6.09%	$7,279	5.34%	8,800	5.17%
Collateralized mortgage obligations	-	-	-	-	1,796	4.39%	20,652	5.50%	22,448	5.41%
Collateralized debt obligations (1)	-	-	-	-	-	-	65,308	7.09%	65,308	7.09%
Other securities	4,996	5.35%	1,500	8.09%	1,077	5.76%	5,324	7.66%	12,897	6.66%
Total available-for-sale	$7,963	4.75%	$12,764	4.88%	$3,019	4.96%	$98,563	6.66%	$122,309	6.31%

Investment securities held-to-maturity:
Mortgage-backed securities	$32	6.50%	$3,062	5.73%	$118	6.83%	$885	6.20%	$4,097	5.87%
Other securities	686	4.64%	2,240	6.58%	1,005	5.96%	1,521	6.30%	5,452	6.14%
Total held-to-maturity	$718	4.72%	$5,302	6.09%	$1,123	6.05%	$2,406	6.26%	$9,549	6.03%

Total investment securities	$8,681	4.75%	$18,066	5.23%	$4,142	5.26%	$100,969	6.65%	$131,858	6.29%

(1) Collateralized debt obligations reprice quarterly.

Loans Receivable  Loans receivable decreased $30.6 million or 7.1% from June 30, 2006, to June 30, 2007.  This decrease in multi-family real estate, non-residential real estate, and commercial business loans was partially due to the aforementioned sale of $11.6 million of classified and non-performing loans.  In addition, one-to-four family, home equity and second mortgages, and automobile loans also declined.  Decreases in the one-to-four family residential loans was attributed to customers preference for fixed-rate loans which the Company generally sells in the secondary market.  Decreases in other non-mortgage loans were primarily due to paydowns of the Company’s indirect consumer portfolio.

The following table sets forth information regarding the Company's loan portfolio, by type of loan on the dates indicated.

(Dollars in thousands)	2007		2006		2005		2004		2003
One- to four-family residential (1)	$126,360	29.38%	$133,630	29.25%	$144,238	33.28%	$164,579	38.15%	$191,890	46.21%
Multi-family residential (1)	47,113	10.95%	51,984	11.37%	46,070	10.63%	45,156	10.46%	35,051	8.44%
Non-residential real estate (1)	150,839	35.07%	157,099	34.38%	133,626	30.83%	101,297	23.48%	78,064	18.80%
Commercial business loans	50,439	11.73%	54,586	11.94%	37,396	8.63%	29,416	6.82%	16,256	3.91%
Home equity and second mortgage	28,594	6.65%	29,850	6.53%	32,134	7.41%	38,377	8.89%	36,962	8.90%
Auto loans	4,054	0.94%	5,404	1.18%	9,611	2.22%	17,755	4.11%	26,292	6.33%
Other non-mortgage loans (2)	24,942	5.80%	30,320	6.63%	36,940	8.52%	39,651	9.19%	35,588	8.57%
Loans in process, unearned
discounts and premiums, and net
deferred loan fees and costs	(459)	-0.11%	(378)	-0.08%	150	0.03%	(410)	-0.10%	(221)	-0.05%
Subtotal	431,882	100.42%	462,495	101.20%	440,165	101.55%	435,821	101.00%	419,882	101.11%
Allowance for loan losses	(1,797)	-0.42%	(5,466)	-1.20%	(6,718)	-1.55%	(4,316)	-1.00%	(4,615)	-1.11%
Total loans, net	$430,085	100.00%	$457,029	100.00%	$433,447	100.00%	$431,505	100.00%	$415,267	100.00%

(1) Includes construction loans.
(2) Includes other secured non-mortgage loans, unsecured personal loans and loans on deposits.

The following table sets forth the maturity schedule for real estate construction and commercial business loans as of June 30, 2007.

			One		Three
	Within	Weighted	Through	Weighted	Through	Weighted	Beyond	Weighted		Weighted
(Dollars in thousands)	One Year	Rate	Three Years	Rate	Five Years	Rate	Five Years	Rate	Total	Rate
Real estate construction loans:
One- to four- family properties
Adjustable	$4,471	8.43%	-	-	-	-	-	-	$4,471	8.43%
Fixed	1,954	7.63%	-	-	-	-	-	-	1,954	7.63%
Total one- to four-family construction	6,425	7.26%	-	-	-	-	-	-	6,425	7.26%
Multi-family properties:
Adjustable	9,341	8.46%	-	-	-	-	-	-	9,341	8.46%
Fixed	-	-	-	-	-	-	-	-	-	-
Total multi-family construction	9,341	8.46%	-	-	-	-	-	-	9,341	8.46%
Nonresidential properties:
Adjustable	9,311	8.52%	-	-	-	-	-	-	9,311	8.52%
Fixed	53	7.25%	-	-	-	-	-	-	53	7.25%
Total non-residential construction	9,364	8.25%	-	-	-	-	-	-	9,364	8.25%
Commercial business loans:
Adjustable	19,594	8.24%	$4,960	6.11%	$6,942	8.03%	-	-	31,496	7.86%
Fixed	448	8.07%	6,459	5.62%	9,968	7.19%	2,068	7.82%	18,943	6.74%
Total commercial business loans	20,042	8.82%	11,419	6.47%	16,910	7.28%	2,068	6.90%	50,439	7.69%
Total real estate construction and commercial business loans	$45,172	8.26%	$11,419	7.74%	$16,910	7.28%	$2,068	6.90%	$75,569	7.92%

The Company has $30.4 million of commercial business loans that are due after June 30, 2008.  Of the $30.4 million, $18.5 has fixed rates while $11.9 million have rates that are adjustable or are floating.  The Company does not have any real estate construction loans that are due after June 30, 2008.

The following table sets forth the Company’s gross loan originations, loans purchased, and loans sold for the periods indicated.

	At June 30,
(Dollars in thousands)	2007	2006	2005
Loans originated: (1)
Conventional one- to four-family real estate loans:
Construction loans	$18,917	$16,091	$12,661
Loans on existing properties	50,379	54,549	69,213
Multifamily and non-residential real estate:
Construction loans	11,282	21,785	28,768
Loans on existing properties	45,306	53,825	41,073
Commercial loans	52,679	56,811	47,031
Consumer loans	20,283	17,165	10,692
Total loans originated	$198,846	$220,226	$209,438
Loans purchased:
One- to four-family	-	$239	$1,542
Multifamily and non-residential real estate	$15,024	26,541	30,606
Total loans purchased	$15,024	$26,780	$32,148
Loans sold:
One- to four-family	$40,658	$36,286	$34,547
Multifamily and non-residential real estate	12,557	6,831	6,556
Commercial business loans	1,039	-	-
Total loans sold	$54,254	$43,117	$41,103
Loans transferred on sale of branch offices	-	-	$17,029
(1) Originations may include draws on loans originated in prior fiscal years.

Federal Home Loan Bank Stock  The Company’s FHLB stock decreased from $5.2 million at June 30, 2006 to $3.6 million at June 30, 2007.  The decrease was a direct result of reduced borrowings from the FHLB.

Goodwill The Company’s goodwill remained at by $18.4 million at June 30, 2007.  The Company’s goodwill was created primarily as a result of the purchases of two other financial institutions in 1998 and 1999.

Deposit Liabilities  The Company’s deposit liabilities increased by $61.8 million or 14% from $446.1 million at June 30, 2006 to $507.9 million at June 20, 2007.  The increase was primarily due to the aforementioned purchase of $50.0 million of brokered certificates of deposit.  In addition, the Company’s interest-bearing checking accounts increased $24.3 million.  The increase in interest-bearing checking accounts was attributed to growth associated with the Company’s business checking accounts.

The following table sets forth a breakdown of the Company’s deposits at June 30, 2007.

(Dollars in thousands)	2007			2006			2005
	Average Amount	Percent of total deposits	Weighted Average Rate	Average Amount	Percent of total deposits	Weighted Average Rate	Average Amount	Percent of total deposits	Weighted Average Rate
Noninterest-bearing checking	$42,055	9.15%	-	$41,626	10.12%	-	$38,055	9.50%	-

Interest-bearing deposit liabilities:
Interest-bearing checking	74,852	16.28%	2.70%	55,021	13.37%	1.57%	46,583	11.63%	0.52%
Money market accounts	59,330	12.90%	3.38%	66,253	16.10%	2.65%	75,559	18.87%	1.31%
Savings accounts	25,782	5.61%	0.50%	28,569	6.94%	0.50%	33,320	8.32%	0.37%
Certificates of deposit	257,721	56.06%	4.62%	219,976	53.47%	3.56%	206,889	51.68%	2.84%
Total interest-bearing	417,685	90.85%	3.85%	369,819	89.88%	2.86%	362,351	90.50%	2.00%
Total deposit liabilities	$459,740	100.00%		$411,445	100.00%		$400,406	100.00%

The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated.

	At June 30,
(Dollars in thousands)	2007	2006	2005
Certificates of deposit classified by rate:
2% or less	$197	$6,011	$32,783
2.01% - 3.00%	3,970	20,668	63,147
3.01% - 4.00%	25,996	62,573	80,235
4.01% - 5.00%	159,774	119,027	27,378
over 5.00%	99,226	22,656	8,780
Total certificates of deposit	$289,163	$230,935	$212,323

The following table sets forth the amount and maturities of certificates of deposit at June 30, 2007.

	Amount Due
	One Year	Over One to	Over Two to	After
(In thousands)	and Less	Two Years	Three Years	Three Years	Total
Certificates of deposit classified by rate:
2% or less	$196	$1	-	-	$197
2.01% - 3.00%	3,111	797	$12	$50	3,970
3.01% - 4.00%	20,346	3,448	1,863	339	25,996
4.01% - 5.00%	130,849	18,060	6,869	3,996	159,774
over 5.00%	91,317	3,833	632	3,444	99,226
Total certificates of deposit	$245,819	$26,139	$9,376	$7,829	$289,163

The following table indicates the amount of the Company’s certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of June 30, 2007.

		Weighted
		Average
(Dollars in thousands)	Amount	Stated Rate
Time remaining until maturity:
Three months or less	$58,273	4.94%
Over three through six months	10,102	5.11%
Over six through twelve months	11,390	4.90%
Over twelve months	4,750	4.67%
Total certificates of deposit $100,000 and over	$84,515	4.94%

FHLB Advances and Other Borrowings  The Company’s FHLB advances and other borrowings declined $30.5 million from $92.8 million at fiscal year-end 2006 to $62.2 million at fiscal year-end 2007.   During fiscal year 2007, the Company used existing excess cash and cash generated by deposit growth to repay maturing FHLB advances.

Non-Performing and Adversely Classified Assets

The Company’s non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and other repossessed property) amounted to $3.4 million or 0.53% of total assets at June 30, 2007, compared to $6.6 million or 1.08% at June 30 2006.   The decrease was primarily due to the aforementioned sale of non-performing and classified loans.

The following table sets forth information regarding non-accrual loans, loans past due 90 days or more and still accruing and other non-performing assets at the dates indicated.

	At June 30,
(Dollars in thousands)	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis:
One- to four-family residential	$405	$1,104	$496	$966	$335
Multi-family residential	-	-	-	-	2,426
Non-residential real estate	732	346	143	1,645	628
Commercial business	-	4,835	227	113	-
Consumer	105	258	301	267	302
Total	1,242	6,543	1,167	2,991	3,691
Loans accounted for on an accrual basis (1):	-	-	468	1,332	997
Total non-performing loans	1,242	6,543	1,635	4,323	4,688
Other non-performing assets (2)	2,156	73	142	693	412
Total non-performing assets	$3,398	$6,616	$1,777	$5,016	$5,100
Restructured loans not included in
other non-performing categories above (3)	$2,827	$2,126	$7,517	$3,691	$3,005

Non-performing loans as a percentage of total loans	0.29%	1.41%	0.37%	0.99%	1.13%
Non-performing assets as a percentage of total assets	0.19%	1.08%	0.30%	0.81%	0.81%

(1) Includes loans 90 days or more contractually delinquent.  For fiscal years prior to 2006, delinquent FHA/VA guaranteed loans and delinquent loans with past due interest that, in the opinion of management, was collectible, were not placed on non-accrual status.

(2) Includes the net book value of real property acquired by the Company through foreclosure or deed in lieu of foreclosure.  Upon acquisition, this property is carried at the lower of cost or fair market value less estimated costs of disposition.  Includes repossessed automobiles, boats and trailers carried at the lower of cost or fair market value less estimated costs of disposition.  Total carrying amount was $0, $3,000 and $73,000, respectively, at June 30, 2007, 2006 and 2005.

(3) Restructured lonas have had amounts added to the principal balance and/or the terms of the debt modified.  Modification terms include payment extensions, interest only payments, and longer amortization periods, among other possible concessions.

As of June 30, 2007, the Company’s adversely classified assets were $4.9 million compared to $7.4 million at June 30, 2006.  Adversely classified assets include assets characterized as non-performing above.  The decline in adversely classified assets during fiscal 2007 was primarily due to aforementioned sale of non-performing and classified loans.

The Company was closely monitoring four classified assets totaling $3.4 million that are included in the $4.9 million total.  These four loans were classified “Substandard” as of that date.  The following paragraphs contain a brief discussion of each relationship.

In 2005, the Bank purchased a $1.75 million participation in a $19.3 million loan for construction of a senior housing facility in Brooklyn Park, Minnesota.  At the time of closing a significant portion of the units in the project were pre-sold with valid purchase agreements and escrowed deposits.  The loan was paying as agreed until December of 2006.  At that time the borrower started accepting requests for cancellation of the original purchase agreements based on accusations of fraud on the part of an unrelated third party responsible for marketing the project.  As a result, the bank group was forced to commence foreclosure proceedings against the borrower.  The loan was transferred to other assets in the fourth quarter of this fiscal year.  Management believes this asset is adequately secured and no loss is expected at this time.  However, there can be no assurances.

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

In 1999 and 2000 the Bank originated loans to an educational toy retailer.  The current balance of these loans totaled $0.5 million.  The borrower has experienced several years of operating losses and cash flow from that business is not sufficient to service the debt.  Despite the lack of cash flow, the loan is paying as agreed due to the guarantor injecting cash into the business.  Management believes this loan is adequately secured by the underlying collateral which consists of real estate and to a lesser degree inventory and equipment.  No loss is expected at this time.  However, there can be no assurances.

In 1999 and subsequent years the Bank originated loans to a local restaurant.  The current balance of these loans totaled $0.6 million.  The borrower has experienced several years of operating losses and cash flow from the business is not sufficient to service the debt.  Despite the lack of cash flow, the loan is paying as agreed  due to guarantor cash injections.  Management does not expect a loss at this time.  However, there can be no assurances.

The Bank is also monitoring four other credits that are not adversely classified, but are experiencing operating difficulty that could affect the future classification of these loans.  The following paragraphs contain a brief discussion of each relationship.

In 2004, the Bank purchased $1.7 million participation of a $5.6 million tax increment financing note on a condominium project in Richfield, Minnesota.  In June of 2007, the Bank was informed that the tax increment collections on the project were significantly below what was expected.  The loan is current and has never been past due.  The bank group is currently meeting with borrower and the city to determine the best course of action.  Management does not expect a loss at this time.  However, there can be no assurances.

In January of 2006 the Bank purchased $1.4 million participation of a $5.3 million loan to a concrete pumping business in Englewood, Colorado.  In November 2006, the Bank was notified that the borrower was having cash flow problems stemming from the slow down in residential construction and a slower than expected ramp up of business in a new market that the borrower expanded into.  In June of 2007, the borrower stated they intended to sell certain excess equipment in order to provide cash to maintain operations. In addition, the owner of the company injected additional capital into the business to keep the loans current.   No loss is expected at this time.  However, there can be no assurances.

In 2005 and 2006 the Bank originated loans to a real estate developer in Des Moines Iowa.  The current balance of these loans was $1.3 million.  Prior to June 2006, the borrower was in development and construction of real estate properties.  However, a large increase in inventory has created a drain on cash and is affecting the ability of the borrower to remain current with its debt obligations.  Management is closely watching the situation and does not expect a loss at this time.  However, there can be no assurances.

In 2004, the Bank originated loans to a small manufacturer.  The current balance of these loans total $0.6 million.  The manufacturer’s difficulties started when the owner and founder of the business passed away.  The loans are current; however, capital injections will be required from the new owners in order to continue operations.  The Bank is working with the borrowers to determine the ability and the  level of capital they can inject into the business.   Management does not expect a loss at this time.  However, there can be no assurances.

 Liquidity and Capital Resources

The Company's primary sources of funds are deposits obtained through its branch office network, borrowings from the FHLB and other sources, amortization, maturity, and prepayment of outstanding loans and investments, and sales of loans and other assets.  During 2007, 2006, and 2005, the Company used these sources of funds to fund loan commitments, purchase loans, and cover maturing liabilities and deposit withdrawals.  The Company had a total of $57.5 million of loan commitments outstanding as of June 30, 2007.  In addition, at        June 30, 2007, the Company had $245.8 million in certificates of deposits, $27.0 million in FHLB advances, and $6.8 million in other borrowings that were scheduled to mature within one year.  Management believes that the Company has adequate resources to fund all of these obligations as well as the loan commitments it makes in the normal course of its business.  The Company also believes it can adjust the rates it offers on certificates of deposit and other customer deposits to retain these deposits in changing interest rate environments.  Under FHLB lending and collateralization guidelines, the Company had approximately $43.0 million in unused borrowing capacity at the FHLB as of June 30, 2007.  In addition, the Company has $15.0 million in fed funds lines available with three correspondent banks.

The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC.  The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well-capitalized" institution).  At June 30, 2007, the Bank's regulatory capital exceeded all regulatory minimum requirements, as well as the amount required to be classified as a "well-capitalized" institution.  For additional discussion, refer to Note 13 of the Company's Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

The Company paid cash dividends of $1.4 million, $1.3 million, and $1.4 million during the years ended June 30, 2007, 2006, and 2005, respectively.  These amounts equated to dividend payout ratios of 45.1%, 40.8%, and 34.5% of the net income in such periods, respectively

The following table presents, as of June 30, 2007, the expected future payments of the Bank’s contractual obligations.

	Payments Due in:
(In thousands)	Less than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	Five Years or Greater	Total
FHLB Advances	$27,000	$17,500	$8,000	-	$52,500
Other borrowings (1)	6,702	-	-	$3,000	9,702
Operating lease	127	263	283	405	1,078
Data Processing	215	215	201
Off-balance-sheet (2)	57,513	-	-	-	57,513
Total	$91,557	$17,978	$8,484	$3,405	$120,793
(1) Includes securities sold under repurchase agreements.
(2) Includes commitments to extend credit, net of commitments to sell loans.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has utilized the following strategies in recent years in an effort to manage interest rate risk: (a) the Company seeks to originate commercial and consumer loans; (b) the Company closely manages the extent to which fixed-rate residential mortgage loans are held in portfolio; (c) the Company seeks to lengthen the maturity of deposits, when cost effective, through the pricing and promotion of certificates of deposit;  (d) the Company seeks to attract checking and other transaction accounts, which generally have a lower interest cost and tend to be less interest rate sensitive when interest rates rise; (e) the Company seeks to originate and hold in portfolio adjustable rate loans which have annual interest rate adjustments; (f) the Company uses Federal Home Loan Bank advances, within approved limits, to fund the origination of fixed rate loans; (g) the Company utilizes various investment portfolio strategies to manage the investment portfolio within the context of the entire balance sheet; and (h) the Company also uses brokered deposits and retail repurchase agreements, within approved limits, to fund loan production.

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

Market Risk Management

Market risk is the risk of loss arising from adverse changes in market prices and rates.  The Company's market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates might adversely affect the Company's net interest income or the economic value of its portfolio of assets, liabilities, and off-balance sheet contracts.  Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposures and how those exposures were managed in fiscal 2007 have changed significantly when compared to prior years.

Management uses a Net Portfolio Value (“NPV”) model to monitor the interest rate risk of the Company.  NPV is defined as the market value of the Company’s assets less the market value of the Company’s liabilities.  The NPV of the Company, assuming no change in interest rates (the “Base Case Scenario”), was $67.4 million and $61.3 million, respectively, at June 30, 2007 and 2006.  The NPV Ratio (defined as NPV divided by the market value of the Company’s assets) in the Base Case Scenario was 10.48% and 10.13%,  respectively, at June 30, 2007 and 2006.  The Board of Directors has established market risk limits for various interest-rate scenarios based on the Company's tolerance for risk.  At June 30, 2007, the NPV Ratio was inside the board limits in all measured rate-change scenarios.  The Company primarily relies on the OTS’s Net Portfolio Value Model (the “Model”) to measure its susceptibility to interest rate changes.  The Model estimates the market value of each type of asset, liability, and off-balance sheet contract after various assumed instantaneous, parallel shifts in the Treasury yield curve both upward and downward.

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

The following table sets forth the market value estimates for major categories of financial instruments of the Company at June 30, 2007, as calculated by the Model.  The table shows the present value of the instruments in the Base Case Scenario (no change in interest rates) and under an interest rate shock scenario of +/- 200 basis points.   As illustrated in the table, the Company’s NPV decreases in the rising rate scenario.   As market interest rates increase, the market values of the Company’s portfolio of loans and securities decrease and prepayments slow.  Interest rate risk limits established by ALCO include: (a) a post-shock NPV ratio of 4.0% or greater; (b) the interest rate sensitivity measure resulting from an adverse rate shock of 200 basis points either up or down should not exceed 200 basis points; and (c) the OTS “level of risk” should be “minimal” or “moderate”.  As of June 30, 2007 the Company’s interest rate risk, as measured by the Model, was within ALCO guidelines and the OTS “level of risk” was reported as “minimal”.

	Present Value Estimates by Interest Rate ScenariO
	Calculated at June 30, 2007
(Dollars in thousands)	-200 bp	0 bp	+200 bp	+300 bp
Net portfolio value	$74,217	$67,439	$57,819	$52,613
Net portfolio value ratio	11.35%	10.48%	9.16%	8.42%
Interest rate sensitivity	+87bp	NA	-132bp	-206bp

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
First Federal Bankshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition
June 30, 2007, and 2006
	2007	2006
ASSETS
Cash and due from banks	$11,613,908	$15,157,203
Interest-bearing deposits in other financial institutions	14,124,559	24,747,546
Cash and cash equivalents	25,738,467	39,904,749

Securities available-for-sale (amortized cost $122,595,377 and $47,839,382, respectively)	122,309,017	47,319,732
Securities held-to-maturity (fair value $9,472,865 and $12,971,633, respectively)	9,549,072	13,077,053

Loans receivable	431,882,051	462,494,813
Less allowance for loan losses	1,797,393	5,465,563
Net loans	430,084,658	457,029,250

Office property and equipment, net	16,204,913	12,545,414
Federal Home Loan Bank ("FHLB") stock, at cost	3,559,600	5,161,600
Accrued interest receivable	2,939,993	2,627,980
Goodwill	18,417,040	18,417,040
Other assets	17,013,750	16,452,441
Total assets	$645,816,510	$612,535,259

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit liabilities	$507,865,063	$446,056,388
Advances from FHLB and other borrowings	62,202,229	92,753,665
Advance payments by borrowers for taxes and insurance	916,021	976,658
Accrued interest payable	2,690,658	2,037,740
Accrued expenses and other liabilities	1,887,317	2,386,914
Total liabilities	575,561,288	544,211,365

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 1,000,000 shares; issued none	-	-
Common stock, $.01 par value, authorized 12,000,000 shares;
issued 5,067,226 shares and 5,012,375 shares, respectively	50,604	50,109
Additional paid-in capital	39,230,016	38,293,233
Retained earnings, substantially restricted	58,704,525	57,013,427
Treasury stock, at cost, 1,677,255 shares and 1,632,266 shares, respectively	(26,885,723)	(25,920,685)
Accumulated other comprehensive income (loss)	(179,360)	(325,650)
Unearned ESOP	(664,840)	(786,540)
Total stockholders’ equity	70,255,222	68,323,894
Total liabilities and stockholders’ equity	$645,816,510	$612,535,259

See Notes to Consolidated Financial Statements.

First Federal Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income
Years Ended June 30, 2007, 2006, and 2005

	2007	2006	2005
Interest income:
Loans receivable	$29,844,908	$29,251,932	$25,845,134
Investment securities	5,465,051	2,741,977	3,171,618
Other interest-earning assets	464,971	299,641	173,172
Total interest income	35,774,930	32,293,550	29,189,924
Interest expense:
Deposits	16,059,115	10,591,016	7,231,553
Advances from FHLB and other borrowings	3,819,417	4,504,441	4,607,828
Total interest expense	19,878,532	15,095,457	11,839,381
Net interest income	15,896,398	17,198,093	17,350,543
Provision for loan losses	546,949	1,920,000	2,985,000
Net interest income after provision for loan losses	15,349,449	15,278,093	14,365,543
Non-interest income:
Service charges on deposit accounts	3,078,427	3,116,221	3,585,448
Service charges on loans	305,200	364,633	466,288
Gain on sale of bank branch offices	-	-	2,185,284
Gain (loss) on sale of real estate held for development	105,000	(221,649)	60,000
Gain (loss) on sale of securities	14,400	202,944	(121,209)
Gain on sale of loans	618,855	657,714	760,065
Earnings from Bank Owned Life Insurance	531,748	509,753	490,517
Other income	1,142,049	1,149,348	1,089,715
Total non-interest income	5,795,679	5,778,964	8,516,108
Non-interest expense:
Compensation and benefits	10,226,313	9,645,576	9,762,519
Office property and equipment	2,851,281	2,820,991	2,557,317
Data processing, ATM and debit card transaction costs,
and other item processing expense	1,005,532	981,811	986,452
Professional, insurance and regulatory expense	1,150,247	1,025,657	1,080,681
Advertising, donations and public relations	718,530	717,983	744,872
Communications, postage and office supplies	814,726	790,320	880,886
Other expense	1,160,320	738,567	1,048,684
Total non-interest expense	17,926,949	16,720,905	17,061,411
Income before income taxes and discontinued operations	3,218,179	4,336,152	5,820,240
Income taxes	739,000	1,147,000	1,762,000
Income from continuing operations	2,479,179	3,189,152	4,058,240
Income from discontinued operations, net of tax of $371,000, $88,000, and $93,000, respectively (including gain on disposal of $510,000,
net of tax of $311,000, in 2007)	589,679	142,813	155,134
Net income	$3,068,858	$3,331,965	$4,213,374

Per share information:
Basic earnings per share from continuing operations	$0.75	$0.95	$1.15
Basic earnings per share from discontinued operations	0.18	0.04	0.04
Basic earnings per share	$0.93	$0.99	$1.19

Diluted earnings per share from continuing operations	$0.74	$0.94	$1.12
Diluted earnings per share from discontinued operations	0.18	0.04	0.04
Diluted earnings per share	$0.92	$0.98	$1.16

See Notes to Consolidated Financial Statements.

First Federal Bankshares, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity
Years Ended June 30, 2007, 2006, and 2005

						Accumulated Other
	Comprehensive	Common	Additional	Retained	Treasury	Comprehensive	Unearned	Unearned
	Income	Stock	Paid-in Capital	Earnings	Stock	Income (Loss)	ESOP	RRP	Total
Balance at June 30, 2004		$49,393	$37,086,235	$52,240,273	$(16,519,093)	$(329,644)	$(1,044,710)	$(24,732)	$71,457,722
Net income	$4,213,374	-	-	4,213,374	-	-	-	-	4,213,374
Net change in unrealized gains on securities
available-for-sale, net of tax of $245,000	412,216	-	-	-	-	412,216	-	-	412,216
Less reclassification adjustment for net realized losses
included in net income, net of tax of $45,000	75,998	-	-	-	-	75,998	-	-	75,998
Total comprehensive income	$4,701,588
Stock options exercised - 37,767 shares		377	392,667	-	-	-	-	-	393,044
Treasury stock acquired - 229,836 shares		-	-	-	(5,306,158)	-	-	-	(5,306,158)
RRP (award) forfeiture		-	124,530	-	77,508	-	-	(202,038)	-
Amortization of RRP		-	-	-	-	-	-	184,948	184,948
ESOP shares allocated		-	-	-	-	-	130,820	-	130,820
Stock appreciation of allocated ESOP shares		-	158,155	-	-	-	-	-	158,155
Dividends on common stock at $0.40 per share		-	-	(1,424,914)	-	-	-	-	(1,424,914)
Balance at June 30, 2005		49,770	37,761,587	55,028,733	(21,747,743)	158,570	(913,890)	(41,822)	70,295,205
Net income	$3,331,965	-	-	3,331,965	-	-	-	-	3,331,965
Net change in unrealized losses on securities
available-for-sale, net of tax of $212,000	(356,974)	-	-	-	-	(356,974)	-	-	(356,974)
Less reclassification adjustment for net realized gains
included in net income, net of tax of $76,000	(127,246)	-	-	-	-	(127,246)	-	-	(127,246)
Total comprehensive income	$2,847,745
Stock options exercised - 36,200 shares		354	342,708	-	-	-	-	-	343,062
Treasury stock acquired - 203,440 shares		-	-	-	(4,172,942)	-	-	-	(4,172,942)
Reclassification due to adoption of SFAS123(R)		(112)	(41,710)	-	-	-	-	41,822	-
Amortization of RRP		97	39,123	-	-	-	-	-	39,220
Stock compensation expense		-	55,404	-	-	-	-	-	55,404
ESOP shares allocated		-	-	-	-	-	127,350	-	127,350
Stock appreciation of allocated ESOP shares		-	136,121	-	-	-	-	-	136,121
Dividends on common stock at $0.40 per share		-	-	(1,347,271)	-	-	-	-	(1,347,271)
Balance at June 30, 2006		50,109	38,293,233	57,013,427	(25,920,685)	(325,650)	(786,540)	-	68,323,894
Net income	$3,068,858	-	-	3,068,858	-	-	-	-	3,068,858
Net change in unrealized losses on securities
available-for-sale, net of tax of $92,000	155,319	-	-	-	-	155,319	-	-	155,319
Less reclassification adjustment for net realized gains
included in net income, net of tax of $5,000	(9,029)	-	-	-	-	(9,029)	-	-	(9,029)
Total comprehensive income	$3,215,148
Stock options exercised - 51,611 shares		495	664,535	-	-	-	-	-	665,030
Treasury stock acquired - 44,989 shares		-	-	-	(970,780)	-	-	-	(970,780)
Amortization of RRP		-	36,599	-	-	-	-	-	36,599
Stock grants awarded		-	(5,742)	-	5,742	-	-	-	-
Stock compensation expense		-	105,769	-	-	-	-	-	105,769
ESOP shares allocated		-	-	-	-	-	121,700	-	121,700
Stock appreciation of allocated ESOP shares		-	135,622	-	-	-	-	-	135,622
Dividends on common stock at $0.415 per share		-	-	(1,377,760)	-	-	-	-	(1,377,760)
Balance at June 30, 2007		$50,604	$39,230,016	$58,704,525	$(26,885,723)	$(179,360)	$(664,840)	-	$70,255,222

See Notes to Consolidated Financial Statements.

First Federal Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended June 30, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from continuing operating activities:
Net income	$3,068,858	$3,331,965	$4,213,374
Income from discontinued operations	(589,679)	(142,813)	(155,134)
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Loans originated for sale to investors	(43,697,000)	(36,286,000)	(40,721,000)
Proceeds from sale of loans originated for sale	44,270,534	34,999,892	41,103,187
Provision for losses on loans	546,949	1,920,000	2,985,000
Depreciation and amortization	1,160,575	1,268,448	1,217,492
Provision for deferred taxes	548,000	(30,000)	172,000
Equity-based compensation	399,690	358,095	473,923
Tax benefit resulting from stock options exercised	(151,000)	(26,000)	-
Net gain on sale of loans	(618,855)	(657,714)	(760,065)
Net (gain) loss on sale of securities available-for-sale	(14,400)	(202,944)	121,209
Net gain on sale of bank branch offices	-	-	(2,185,284)
Net loss on sale of office property and equipment	38,091	6,235	16,459
Net (gain) loss on sale of real estate held for development	(105,000)	221,649	(60,000)
Amortization of premiums and discounts on loans,
mortgage-backed securities and investment securities	(357,529)	(257,376)	129,533
Increase in accrued interest receivable	(312,013)	(334,665)	(88,418)
Decrease (increase) in other assets	357,758	(1,392,512)	628,377
Increase in accrued interest payable	652,918	726,016	229,646
Increase (decrease) in accrued expenses and other liabilities	11,627	(230,872)	(484,364)
Increase (decrease) in accrued taxes on income	(443,404)	784,321	(287,278)
Net cash provided by continuing operating activities	4,766,120	4,055,725	6,548,657

Cash flows from continuing investing activities:
Purchase of securities held-to-maturity	-	-	(1,297,010)
Proceeds from maturities of securities held-to-maturity	3,535,704	5,096,667	6,254,621
Purchase of securities available-for-sale	(89,490,572)	(59,803,325)	(5,389,323)
Proceeds from sale of securities available-for-sale	4,014,400	264,466	30,226,184
Proceeds from maturities of securities available-for-sale	10,757,659	61,023,212	10,097,391
Redemption of FHLB stock	1,602,000	600,800	333,700
Loans purchased	(15,024,000)	(26,780,000)	(32,148,000)
Proceeds from sale of loans	10,556,665	-	-
Cash effect of bank branch office sales	-	-	(9,753,387)
Decrease in loans receivable	28,592,263	3,323,485	10,111,996
Proceeds from sale of office property and equipment	65,116	155	4,125
Purchase of office property and equipment	(4,899,869)	(628,153)	(1,426,290)
Proceeds from sale of foreclosed real estate	532,285	371,597	1,196,270
Proceeds from sale of real estate held for development	2,383,431	1,160,513	1,490,537
Expenditures on real estate held for development	(1,807,564)	(1,760,867)	(1,322,440)
Net cash provided by (used in) continuing investing activities	(49,182,482)	(17,131,450)	8,378,374

(Continued)

First Federal Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)
Years Ended June 30, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from continuing financing activities:
Increase in deposits	$61,808,675	$38,493,983	$7,632,216
Proceeds from advances from FHLB and other borrowings	5,948,564	10,189,403	7,178,001
Repayment of advances from FHLB and other borrowings	(36,500,000)	(22,000,000)	(12,500,000)
Net increase (decrease) in advance payments by borrowers
for taxes and insurance	(60,637)	23,377	(166,205)
Issuance of common stock under stock options exercised	514,030	317,062	393,044
Tax benefit resulting from stock options exercised	151,000	26,000	-
Repurchase of common stock	(970,780)	(4,172,942)	(5,306,158)
Cash dividends paid	(1,377,760)	(1,347,271)	(1,424,914)
Net cash provided by (used in) continuing financing activities	29,513,092	21,529,612	(4,194,016)

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities
of discontinued operations	(290,179)	115,155	165,902
Net cash provided by (used in) investing activities
of discontinued operations	1,027,167	-	(22,937)
Net cash used in financing activities of discontinued operations	-	-	-
Net cash provided by (used in) discontinued operations	736,988	115,155	142,965

Net increase (decrease) in cash and cash equivalents	(14,166,282)	8,569,042	10,875,980

CASH AND CASH EQUIVALENTS
Beginning of year	39,904,749	31,335,707	20,459,727
End of year	$25,738,467	$39,904,749	$31,335,707

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$19,225,614	$14,369,442	$11,734,651
Income taxes	1,043,279	435,622	1,876,382

See Notes to Consolidated Financial Statements.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies and Practices

Organization:  First Federal Bankshares, Inc. (the “Company”) is the holding company for Vantus Bank (the “Bank”).  Prior to September 4, 2007, the Bank was known as First Federal Bank.  The Company’s primary activity is its ownership of 100% of the Bank’s common stock and that of a real estate development subsidiary.  The Company’s net income is derived primarily from the Bank.  The Bank is organized as a federally-chartered stock savings bank engaging in retail and commercial banking and related financial services in northwest and central Iowa and contiguous portions of Nebraska and South Dakota.  The Bank provides traditional products and services of banking, such as deposits and mortgage, consumer, and commercial loans.

Principles of presentation:  The accompanying consolidated financial statements include the accounts of First Federal Bankshares, Inc., and its wholly-owned subsidiaries, Equity Services Inc., a real estate development company, and the Bank and its wholly-owned subsidiary, First Financial Corporation of Sioux City (“FFC”).  FFC is a majority owner of United Escrow, Inc. which serves as an escrow agent in Woodbury County, Iowa.   FFC formerly operated a title search and abstract continuation business through its subsidiary, Sioux Financial Company (“SFC”).  Substantially all the assets of SFC were sold in March 2007, and the Company is no longer involved in the title search and abstract continuation business.  The results of operations of SFC are presented as discontinued operations in the accompanying consolidated financial statements.  The assets of SFC as of June 30, 2006 have not been separately presented due to insignificance.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash flow statement and cash and cash equivalents:  For purposes of reporting cash flows, the Company includes cash and due from other financial institutions and interest-bearing deposits with original maturities of three months or less in cash and cash equivalents.  The Bank is required to maintain a certain amount of cash on hand and a non-interest-bearing account balance at the Federal Reserve Bank of Chicago to meet specific reserve requirements.  These requirements approximated $0.6 million and $1.6 million at June 30, 2007 and 2006, respectively.  In conjunction with the sale of the net assets of two bank branch offices in fiscal 2005, the Company divested non-cash assets (primarily loans) with book values of $17.5 million, including goodwill of $107,000, and liabilities with book values of $27.3 million, resulting in a net cash outlay of $9.8 million.

Earnings per share:  Basic earnings per share computations for the years ended June 30, 2007, 2006 and 2005 were determined by dividing net earnings by the weighted average number of common shares outstanding during the years then ended.  Diluted net earnings per common share amounts are computed by dividing net income by the weighted average number of common shares and all dilutive potential common shares outstanding during the year.  Shares owned by the ESOP that have not been committed to be released are not considered to be outstanding for the purposes of computing earnings per share.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following information was used in the computation of net income per common share on both a basic and diluted basis for the years ended June 30, 2007, 2006 and 2005:

	2007	2006	2005
Basic EPS computation:
Income from continuing operations	$2,479,179	$3,189,152	$4,058,240
Income from discontinued operations	589,679	142,813	155,134
Net income	$3,068,858	$3,331,965	$4,213,374
Weighted average common shares outstanding	3,316,774	3,366,086	3,552,072
Basic EPS from continuing operations	$0.75	$0.95	$1.15
Basic EPS from discontinued operations	0.18	0.04	0.04
Basic EPS	$0.93	$0.99	$1.19

Diluted EPS computation:
Income from continuing operations	$2,479,179	$3,189,152	$4,058,240
Income from discontinued operations	589,679	142,813	155,134
Net income	$3,068,858	$3,331,965	$4,213,374
Weighted average common shares outstanding	3,316,774	3,366,086	3,552,072
Incremental option and RRP shares using
treasury stock method	26,758	51,281	73,336
Diluted shares outstanding	3,343,532	3,417,367	3,625,408
Diluted EPS from continuing operations	$0.74	$0.94	$1.12
Diluted EPS from discontinued operations	0.18	0.04	0.04
Diluted EPS	$0.92	$0.98	$1.16

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

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are adversely classified.  For such loans that are also considered impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Goodwill:  Goodwill is not amortized and is evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable based on facts and circumstances related to the value of net assets acquired that gave rise to the asset.  The Company performed their annual impairment analysis during fiscal 2007 and determined the recorded goodwill of $18,417,040 was not impaired.

Loans held for sale:  Loans held for sale are those loans the Company has the intent to sell in the foreseeable future.  They are carried at the lower of aggregate cost or market value.  Net unrealized losses, if any, are recognized through a valuation allowance by changes to income.  Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between the sale proceeds and the carrying value of the loans after allocating cost to any servicing rights retained.

Transfers and servicing of financial assets:  The Company accounts for transfers and servicing of financial assets by recognizing the financial and servicing assets it controls and the liabilities it has incurred, derecognizing financial assets when control has been surrendered, and derecognizing liabilities when extinguished.  The Company distinguishes transfers of financial assets that are sales from transfers of financial assets that are secured borrowings.

The Company generally retains the right to service mortgage loans sold to others.  The cost allocated to the mortgage servicing rights retained has been recognized as a separate asset and is being amortized in proportion to and over the period of estimated net servicing income.  Mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights.  Fair values are estimated using discounted cash flows based on current market rates of interest and current expected future prepayment rates.  For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans.  The Company stratifies its capitalized mortgage servicing rights based on the product type, interest rate and balances of the underlying loans.   The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceed their fair value.

Comprehensive income:  Comprehensive income includes net income, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders.  The Company’s only element of other comprehensive income is unrealized gains and losses on available-for-sale investment securities.

Income Taxes:  The Company files a consolidated Federal income tax return.  Federal income taxes are allocated based on taxable income or loss included on the consolidated return.  For state tax purposes, the Bank files a franchise tax return, while the Company, its other subsidiaries and the Bank’s subsidiaries file a consolidated corporate income tax return.

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

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

differences are expected to be recovered or settled.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Stock option plan:  The Company adopted Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) which replaces SFAS NO. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, effective July 1, 2005. SFAS123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.  Upon adoption, the Company used the modified prospective transition method.  Under that transition method, compensation cost recognized in fiscal 2006 and 2007 includes: compensation cost for current-year vesting for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and, compensation cost for current-year vesting for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value in accordance with SFAS 123(R).  Results for prior periods have not been restated.  Additional information about the Company’s share-based payment plans is presented in Note 11.  Previously, the Company applied APB Opinion No. 25 and related interpretations in accounting for these plans.  Accordingly, prior to July 1, 2005, no compensation cost had been recognized for its stock options in the consolidated financial statements.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock option plans for the year ended June 30, 2005.

2005
Net income, as reported	$4,213,374
Deduct: total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(61,507)
Pro forma net income	$4,151,867

Earnings per share:
Basic, as reported	$1.19
Basic, pro forma	$1.17

Diluted, as reported	$1.16
Diluted, pro forma	$1.15

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal year 2005: dividend yield of 2.44%; expected volatility of 24.26%; risk free interest rate of 4.54%; and expected life of 7.5 years.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  SFAS 123(R) requires that cash flows for tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.  The $151,000 and $26,000 excess tax benefit classified as financing cash inflows in 2007 and 2006, respectively, would have been classified as operating cash inflows if the Company had not adopted FAS 123(R).

As a result of adopting SFAS 123(R) on July 1, 2005, the Company’s pre-tax income and net income for fiscal 2006 were $55,000 and $35,000 lower, respectively, and basic and diluted earnings per share for fiscal 2006 were each lower by $0.01 for fiscal 2006 than if the Company had continued to account for stock-based compensation under the provisions of APB 25.  For fiscal 2007, the Company’s pre-tax income and net income were $106,000 and $66,000 lower, respectively, and basic and diluted earnings per share for fiscal 2007 were each lower by $0.02 for

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

fiscal 2007 than if the Company had continued to account for stock-based compensation under the provisions of APB 25.

Reclassifications:  Certain amounts previously reported have been reclassified to conform to the presentation in these consolidated financial statements.  These reclassifications did not affect previously reported net income or stockholders’ equity.

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

Effect of New Accounting Standards:  In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (as Amended)

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(“SFAS 156”).  This Statement amends Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 requires the separate accounting for servicing assets and servicing liabilities which arise from the sale of financial assets; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value; permits the choice of an amortization method or fair value method for subsequent measurements; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.  SFAS 156 is effective July 1, 2007, for the Company.  The Company has chosen to use the fair value method in measuring its servicing asset beginning on July 1, 2007.  The Company has determined that the adoption of SFAS 156 will result in an increase to stockholders' equity approximately $200,000.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, interim period accounting, disclosure and transition for tax positions.  FIN 48 is effective for the Company on July 1, 2007.  The Company is currently evaluating the impact that the adoption of FIN 48 will have on its financial position, results of operations and cash flows.

In September 2006, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  In March 2007, the EITF reached a final conclusion on Issue 06−10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.  The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion ("APB") No. 12, Omnibus Opinion - 1967. The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007.  The Company has endorsement split-dollar life insurance policies and is currently assessing the financial statement impact of implementing EITF 06-04.

In September 2006, the FASB issued Statement No. 157, (“SFAS 157”), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It clarifies that fair value is the price that would be received to sell and asset or paid to transfer a liability in an orderly transaction between market participants in the market in ehich the reporting entity transacts.  This Statement does ot require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value  This Statement is effective for fiscal years beginning November 15, 2007, with earlier adoption permitted.  At this time, the Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations, and cash flows.

In February 2007, the FASB issued Statement No. 159, (“SFAS 159”) The Fair Value Option for Financial Assets and Financial Liabilities – Including an  amendment of FASB Statement No. 115.  This Statement provides entities with an option to report selected financial assets at fair value.  The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring rlatd assets and liabilities differently without having to apply the complex provisions of hedge accounting.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of SFAS 157.  At this time, the Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations, and cash flows.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In September 2006, the FASB issued Statement No. 158, (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).  SFAS 158 requires a company that sponsors a postretirement benefit plan (other than a multi-employer plan) to fully recognize, as an asset or liability, the over-funded or under-funded status of its benefit plan in its balance sheet.  The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation (projected benefit obligation for pension plans and accumulated postretirement benefit obligation for other postretirement benefit plans).  Currently, the funded status of such plans is reported in the notes to the financial statements.  This provision was effective for the Company on July 1, 2006.  In addition, SFAS No. 158 also requires a company to measure its plan assets and benefit obligations as of its year end balance sheet date. Currently, a company is permitted to choose a measurement date up to three months prior to its year end to measure the plan assets and obligations.  This provision is effective for the Company on July 1, 2008.  Since the Company participates in a multi-employer pension plan, it expects that the adoption of SFAS 158 will not have a material impact on its financial position, results of operation and cash flows.

Note 2.	Securities

Following is a schedule of amortized costs and estimated fair values as of June 30, 2007, and 2006:

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
Available-for-sale:
Mortgage-backed securities:
Governmental National Mortgage
Association (GNMA)	$3,486,433	$13,045	$(10,698)	$3,488,780
Federal Home Loan Mortgage
Association (FHLMC)	3,056,608	9,335	(40,337)	3,025,606
Federal National Mortgage
Association (FNMA)	2,333,607	2,139	(49,834)	2,285,912
United States treasury securities	5,939,925	-	(37,125)	5,902,800
United States government agency securities	7,002,001	-	(48,501)	6,953,500
Local government securities	3,470,000	10,356	(12,833)	3,467,523
Collateralized mortgage obligations	22,613,486	-	(165,630)	22,447,856
Collateralized debt obligations	65,273,328	34,245	-	65,307,573
Commercial paper	4,996,292	-	-	4,996,292
Other investment securities	4,423,697	9,478	-	4,433,175
Total available-for-sale securities	$122,595,377	$78,598	$(364,958)	$122,309,017

Held-to-maturity:
Mortgage-backed securities:
GNMA	$107,572	$5,195	-	$112,767
FHLMC	1,042,926	1,581	$(7,264)	1,037,243
FNMA	2,946,909	5,426	(7,621)	2,944,714
Local government securities	5,451,665	22,104	(95,628)	5,378,141
Total held-to-maturity securities	$9,549,072	$34,306	$(110,513)	$9,472,865

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
Available-for-sale:
Mortgage-backed securities:
GNMA	$5,732,564	$978	$(75,351)	$5,658,191
FHLMC	4,778,490	9,434	(66,877)	4,721,047
FNMA	2,913,792	411	(72,142)	2,842,061
United States treasury securities	5,887,729	-	(101,929)	5,785,800
United States government agency securities	7,011,238	-	(135,038)	6,876,200
Local government securities	3,470,000	7,197	(24,557)	3,452,640
Commercial paper	9,986,875	-	-	9,986,875
Other investment securities	8,058,694	23,137	(84,913)	7,996,918
Total available-for-sale securities	$47,839,382	$41,157	$(560,807)	$47,319,732

Held-to-maturity:
Mortgage-backed securities:
GNMA	$144,088	$5,289	-	$149,377
FHLMC	1,282,938	971	$(20,749)	1,263,160
FNMA	4,381,759	5,671	(39,513)	4,347,917
Local government securities	7,268,268	64,336	(121,425)	7,211,179
Total held-to-maturity securities	$13,077,053	$76,267	$(181,687)	$12,971,633

Following is a schedule of the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2007, and 2006.

	2007
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
Mortgage-backed securities:
GNMA	-	-	$1,184,508	$(10,698)	$1,184,508	$(10,698)
FHLMC	$77,647	$(50)	2,507,407	(47,551)	2,585,054	(47,601)
FNMA	8,070	(4)	4,546,981	(57,451)	4,555,051	(57,455)
United States treasury
securities	-	-	5,902,800	(37,125)	5,902,800	(37,125)
United States government
agency securities	2,979,900	(20,100)	3,973,600	(28,401)	6,953,500	(48,501)
Local government securities	-	-	4,530,194	(108,461)	4,530,194	(108,461)
Collateralized mortgage obligations	16,742,146	(118,809)	1,796,358	(46,821)	18,538,504	(165,630)
Total securities in loss position	$19,807,763	$(138,963)	$24,441,848	$(336,508)	$44,249,611	$(475,471)

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	2006
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
Mortgage-backed securities:
GNMA	$3,407,721	$(24,332)	$2,009,880	$(51,019)	$5,417,601	$(75,351)
FHLMC	2,023,573	(21,918)	3,132,522	(65,708)	5,156,095	(87,626)
FNMA	4,472,362	(41,940)	2,157,646	(69,715)	6,630,008	(111,655)
United States treasury
securities	5,785,800	(101,929)	-	-	5,785,800	(101,929)
United States government
agency securities	3,927,200	(76,159)	2,949,000	(58,879)	6,876,200	(135,038)
Local government securities	4,542,096	(73,119)	1,106,344	(72,863)	5,648,440	(145,982)
Other investment securities	-	-	2,331,424	(84,913)	2,331,424	(84,913)
Total securities in loss position	$24,158,752	$(339,397)	$13,686,816	$(403,097)	$37,845,568	$(742,494)

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

The amortized cost and fair value at June 30, 2007, are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held to-maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$7,980,345	$7,963,592	$686,228	$679,698
Due after 1 year through 5 years	11,457,872	11,389,000	2,239,567	2,241,500
Due after 5 years through 10 years	1,083,220	1,077,356	1,004,794	959,733
Due after 10 years	5,310,478	5,323,342	1,521,076	1,497,210
Investments with fixed maturities	25,831,915	25,753,290	5,451,665	5,378,141
Collateralized mortgage obligations	22,613,486	22,447,856	-	-
Collateralized debt obligations	65,273,328	65,307,573	-	-
Mortgage-backed securities	8,876,648	8,800,298	4,097,407	4,094,724
Total investment securities	$122,595,377	$122,309,017	$9,549,072	$9,472,865

Proceeds from the sale of securities available for sale were approximately $4.0 million, $0.3 million and $30.2 million during 2007, 2006 and 2005, respectively.  Gross realized gains on these sales were approximately $14,000, $203,000 and zero and gross realized losses on these sales were zero, zero and $121,000 in 2007, 2006 and 2005, respectively.

Securities with an amortized cost of $16.5 million and an estimated fair value of approximately $16.3 million and securities with an amortized cost of $10.1 million and an estimated fair value of approximately $9.9 million were pledged to various entities and depositors at June 30, 2007 and 2006, respectively.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.	Loans Receivable

Loans receivable at June 30, 2007, and 2006 are summarized as follows:

	2007	2006
First mortgage loans:
Secured by one to four family residences	$126,360,093	$133,629,679
Secured by multi-family and non-residential properties	197,952,105	209,082,846
Home equity and second mortgage loans	28,594,246	29,849,778
Automobile loans	4,053,913	5,404,477
Commercial business loans	50,438,852	54,586,075
Other nonmortgage loans	24,941,725	30,320,025
Loans in process, unearned discounts, premiums and
net deferred loan fees and costs	(458,883)	(378,067)
Subtotal	431,882,051	462,494,813
Allowance for loan losses	(1,797,393)	(5,465,563)
Total loans receivable	$430,084,658	$457,029,250

At June 30, 2007, and 2006, the Company had nonaccrual loans of $1.2 million and $6.5 million, respectively.  In addition, restructured loans currently performing under the terms of restructure agreements, totaled $2.8 million and $2.1 million, respectively at June 30, 2007, and 2006.  Interest income recorded during 2007, 2006, and 2005 on restructured loans was not materially different than interest income which would have been recorded if these loans had been current in accordance with their original terms.  Interest forgone on nonaccrual loans was $48,000 in 2007, $228,000 in 2006, and $42,000 in 2005.

Loans are considered impaired when it is probable the company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement, including loans placed on nonaccrual.  The following table sets forth information on impaired loans at June 30, 2007, and 2006.

	2007		2006
	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance
Valuation allowance required	$724,114	$195,544	$5,228,230	$1,879,318
Valuation allowance not required	1,202,962	-	1,624,077	-
Total impaired loans and allowance	$1,927,076	$195,544	$6,852,307	$1,879,318

At June 30, 2007, there were no material commitments to lend additional funds to borrowers whose existing loans were considered impaired at that date.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Loan servicing:  The Company originates mortgage loans for portfolio investment or sale in the secondary market.  During the period of origination, mortgage loans are designated as held either for sale or for investment purposes.  Mortgage loans held for sale are carried at the lower of cost or market value, determined on an aggregate basis.  Loans held for sale as of June 30, 2007 and 2006 were $2.1 million and zero.

One- to four-family residential mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balance of these loans was $41.9 million, $39.6 million and $48.2 million at June 30, 2007, 2006 and 2005, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.

Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.  In connection with these loans serviced for others, the Company held borrowers’ escrow balances of $352,000, $367,000 and $415,000 at June 30, 2007, 2006 and 2005, respectively.

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

Mortgage loans purchased outside the Company’s primary lending area totaled approximately $39.7 million and $47.2 million, respectively, at June 30, 2007 and 2006.  At June 30, 2007, mortgage loans purchased outside the Company’s primary lending area included approximately $22.6 million in loans geographically located in the Midwestern United States, with the largest geographic concentration in Minnesota with $17.5 million.  The remaining $17.1 million in loans were distributed throughout the United States, with the largest geographic concentration in Colorado with $15.0 million.  At June 30, 2006, mortgage loans purchased outside the Company’s primary lending area included approximately $25.8 million in loans geographically located in the Midwestern United States, with the largest geographic concentration in Minnesota with $19.2 million.  The remaining $21.4 million in loans were distributed throughout the United States, with the largest geographic concentration in Colorado with $19.6 million.

Commercial business loans purchased outside the Company‘s primary lending area totaled $4.3 million and $2.4 million, respectively, at June 30, 2007 and 2006.

The Company’s commercial real estate loan portfolio was made up of $125.1 million of nonresidential real estate loans, $37.8 million of multi-family residential loans, and $35.1 million of construction, land acquisition and development loans at June 30, 2007.  The Company’s commercial real estate loan portfolio at June 30, 2006 was made up of $117.3 million of nonresidential real estate loans, $40.5 million of multi-family residential loans, and $51.3 million of construction, land acquisition and development loans.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.	Allowance for Loan Losses

A summary of the allowance for loan losses as of June 30, 2007, 2006 and 2005 follows:

	2007	2006	2005
Balance, beginning of year	$5,465,563	$6,717,956	$4,316,286
Provision for losses	546,949	1,920,000	2,985,000
Charge-offs	(4,411,598)	(3,273,773)	(685,852)
Recoveries	196,479	101,380	102,522
Balance, end of year	$1,797,393	$5,465,563	$6,717,956

Note 5.	Office Property and Equipment

At June 30, 2007, and 2006, the cost and accumulated depreciation of office property and equipment were as follows:

	2007	2006
Land and improvements	$5,619,829	$3,631,775
Building and improvements	13,871,685	12,918,703
Furniture, fixtures, automobiles, software and equipment	7,584,455	7,775,928
Deposits on assets not in service	1,213,458	250,429
Total cost	28,289,427	24,576,835
Less accumulated depreciation	12,084,514	12,031,421
Total office property and equipment	$16,204,913	$12,545,414

Depreciation expense on premises, furniture, fixtures, automobiles, software, and equipment was $1.1 million for fiscal 2007 and $1.2 million for both fiscal 2006 and 2005.

Note 6.	Accrued Interest Receivable

Accrued interest receivable as of June 30, 2007, and 2006 is summarized as follows:

	2007	2006
Loans receivable	$2,078,579	$2,238,001
Securities	861,414	389,979
Total accrued interest receivable	$2,939,993	$2,627,980

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.	Intangible Assets

The gross carrying amount of intangible assets subject to amortization and the associated accumulated amortization at June 30, 2007 and 2006 is presented in the table below.  Intangible assets’ balances are included in the line item ‘Other assets’ of the Consolidated Balance Sheets.  Amortization expense for intangible assets was $92,000, $98,000 and $88,000 for fiscal 2007, 2006, and 2005, respectively.

	2007
	Gross		Unamortized
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
Intangible assets:
Core deposit premium	$690,140	$610,648	$79,492
Mortgage servicing rights	400,235	151,636	248,599
	$1,090,375	$762,284	$328,091

	2006
	Gross		Unamortized
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
Intangible assets:
Core deposit premium	$690,140	$566,044	$124,096
Mortgage servicing rights	268,379	104,222	164,157
	$958,519	$670,266	$288,253

Projections of amortization expense are based on existing asset balances and the existing interest rate environment as of June 30, 2007.  What the Company actually experiences may be significantly different depending upon changes in mortgage interest rates and market conditions.  The unamortized expense for core deposit premium for June 30, 2008, and 2009 is projected to be $45,000 and $35,000 respectively.

Effective July 1, 2007, the Company adopted SFAS 156 and has chosen the fair value method in measuring the Company’s mortgage servicing rights.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8.	Deposit Liabilities

At June 30, 2007, and 2006, deposits are summarized as follows:

	2007	2006
Noninterest-bearing checking	$45,200,154	$46,889,517
Interest-bearing checking accounts	91,723,299	67,411,256
Money market accounts	55,847,749	72,964,544
Savings accounts	25,931,213	27,856,376
Certificates of deposit	289,162,648	230,934,695
Total deposit liabilities	$507,865,063	$446,056,388

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $84.5 million and $38.4 million at June 30, 2007 and 2006, respectively.  Brokered certificates of deposit totaled $50.0 million and $3.5 million at June 30, 2007 and 2006, respectively.

At June 30, 2007, the scheduled maturities of certificates of deposit were as follows:

2008	$245,819,437
2009	26,139,139
2010	9,375,546
2011	2,719,883
2012	4,800,897
Thereafter	307,746
Total certificates of deposit	$289,162,648

Interest expense on deposits for the years ended June 30, 2007, 2006 and 2005 is summarized as follows:

	2007	2006	2005
Interest-bearing checking accounts	$2,014,862	$863,147	$241,948
Money market accounts	2,008,010	1,752,832	979,809
Savings accounts	128,849	142,806	124,077
Certificates of deposit	11,907,394	7,832,231	5,885,719
Total interest expense on deposits	$16,059,115	$10,591,016	$7,231,553

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9.	Advances from FHLB and other borrowings

A summary at June 30, 2007, and 2006 follows:

	Weighted		Weighted
	Average		Average
	Interest		Interest
	Rate	2007	Rate	2006
FHLB of Des Moines (1)
Stated maturity in fiscal year ending June 30:
2007	-	-	3.39%	$25,500,000
2008 (2)	4.94%	$27,000,000	4.98%	32,000,000
2009 (2)	5.32%	17,500,000	5.25%	23,500,000
2010 (2)	5.12%	8,000,000	5.12%	8,000,000
Total advances from FHLB of Des Moines		52,500,000		89,000,000
Other borrowings (3)	5.07%	9,702,299	4.93%	3,753,665
Total advances from FHLB and other borrowings		$62,202,299		$92,753,665

(1)
Advances from the FHLB are secured by stock in the FHLB.  In addition, the Company has agreed to maintain unencumbered additional security in the form of certain residential mortgage loans aggregating no less than 120% of outstanding balances.

(2)
Includes FHLB convertible advances.  Convertible advances are advances that the FHLB may terminate and require the Company to repay prior to the stated maturity date.  Usage of this type of advance is limited to a range of 10% to 20% of the Company’s total assets by the FHLB.  At June 30, 2007 and 2006, respectively, $35.0 million and $51.0 million of convertible advances with a weighted average interest rate of 5.49% and 5.32% were callable quarterly.

(3)
Includes repurchase agreements with commercial banking customers totaling $6.7 million.   Also includes a structured repurchase agreement for $3.0 million with a rate of 4.68% that matures on September 25, 2013.  The agreement may be terminated on or after September 25, 2009 by the buyer.

The Bank also has access to overnight advances from the FHLB which have no stated maturity and may be prepaid at will.  Overnight borrowing rates are based on the Fed Funds rate at the time of the borrowing and automatically renew daily and reprice based on the the Fed Funds rate.  During fiscal 2007, the Company’s average outstanding balance of overnight borrowings was $0.9 million and the weighted-average interest cost was 5.55%.

In addition the Holding Company has a $5 million line of credit with another financial institution.  As of June 30, 2007, the current balance of that line of credit is zero and the line has not been drawn on all fiscal year.  The line of credit matures November 1, 2007.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10.	Taxes on Income

Taxes on income from continuing operations for the years ended June 30, 2007, 2006 and 2005 were comprised as follows:

	Current	Deferred	Total
2007:
Federal	$256,000	$438,000	$694,000
State	(65,000)	110,000	45,000
Total taxes on income	$191,000	$548,000	$739,000

2006:
Federal	$1,014,000	$(24,000)	$990,000
State	163,000	(6,000)	157,000
Total taxes on income	$1,177,000	$(30,000)	$1,147,000

2005:
Federal	$1,359,000	$137,000	$1,496,000
State	231,000	35,000	266,000
Total taxes on income	$1,590,000	$172,000	$1,762,000

Taxes on income differ from the amounts computed by applying the Federal income tax rate of 35% to earnings from continuing operations before taxes on income for the years ended June 30, 2007, 2006, and 2005 for the following reasons:

	2007	2006	2005
Computed "expected" tax expense	$1,126,363	$1,517,653	$2,037,084
Nontaxable income	(428,116)	(424,444)	(397,751)
State income taxes	29,250	102,050	127,759
Other, net	11,503	(48,259)	(5,092)
Total taxes on income	$739,000	$1,147,000	$1,762,000

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2007, and 2006, are presented below:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$597,000	$1,223,000
ESOP	56,000	58,000
Accrued paid-time-off	81,000	75,000
Deferred directors fees	203,000	189,000
Unrealized loss on securities available-for-sale	107,000	194,000
Other	40,000	31,000
Total gross deferred tax assets	1,084,000	1,770,000

Deferred tax liabilities:
FHLB stock dividends	(327,000)	(347,000)
Fixed assets	(157,000)	(228,000)
Loan origination costs	(145,000)	(160,000)
Prepaid expenses	(105,000)	(105,000)
Mortgage servicing rights	(93,000)	(61,000)
Purchase accounting adjustments	(30,000)	(46,000)
Other	(62,000)	(23,000)
Total gross deferred tax liabilities	(919,000)	(970,000)

Net deferred tax asset	$165,000	$800,000

Based upon the Company’s level of historical taxable income and anticipated future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

Note 11.	Employee Benefit Plans

Pension:  The Bank is a participant in the Financial Institutions Retirement Fund (FIRF), a multi-employer defined benefit pension plan, and substantially all of its officers and employees are covered by the plan.  FIRF does not segregate the assets, liabilities, or costs by participating employer.  Pension expense for fiscal 2007, 2006 and 2005 totaled $677,000, $566,000 and $660,000, respectively.  The defined benefit pension plan was frozen effective August 1, 2005.  The Company does not expect any significant reduction in pension expense as a result of this change until fiscal 2009 due to continuing amortization charges for benefits in place prior to August 1, 2005.

Profit sharing plan:  Bank employees participate in the First Federal Bank Employees’ Savings & Profit Sharing Plan and Trust (the Profit Sharing Plan).  Employees who are at least 21 years of age become eligible for participation after 3 months of continuous employment (during which at least 250 hours of service are completed).  Prior to August 1, 2005, the Bank matched an amount equal to 25% of the first 4% of the employee’s compensation.  Effective August 1, 2005, the employer match increased to 50% of the first 6% of the employee’s compensation. The Profit Sharing Plan expense for the years ended June 30, 2007, 2006 and 2005 was $162,000, $144,000 and $59,000, respectively.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

At June 30, 2007 and 2006, allocated shares were 130,065 and 143,959, respectively.  Shares committed to be released were 5,998 and 6,278, respectively.  The fair value of the 66,484 and 78,654 unallocated shares was approximately $1.3 million and $1.7 million, respectively.

Plan expense was $257,000, $263,000, and $289,000 for the years ended June 30, 2007, 2006, and 2005, respectively.

Stock options:  As of June 30, 2007, the Company had two share-based compensation plans, which are described in this section.  The compensation cost that was charged against income for those plans was $106,000 and $55,000, respectively, for fiscal 2007 and 2006 and the total income tax benefit recognized in the income statement for share-based compensation arrangements was $6,000 and $2,000, respectively, for 2007 and 2006.  Prior to July 1, 2005, no compensation cost was recognized for share-based compensation in the Company’s financial statements since it applied APB Opinion No. 25 and related interpretations in accounting for these plans.   The Company adopted SFAS 123(R) effective July 1, 2005.

In October 1999, the Company established the 1999 stock option plan (“1999 Plan”).  The Company’s 1999 Plan permits the board of directors to grant options to purchase up to 263,500 shares of the Company’s $0.01 par value common stock.  The options may be granted to directors and officers of the Company.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  They generally vest over 5 years and have 10-year contractual terms.    Shares remaining available for grant under the 1999 Plan totaled 450 at June 30, 2007.

In October 2006, the Company established the 2006 Stock-Based Incentive Plan (“2006 Plan”).  The Company’s 2006 Plan permits the board of directors to grant stock options, stock appreciation rights, or restricted stock to eligible directors and officers of the Company.  Up to 300,000 shares are available for awards under the 2006 Plan.  The exercise price of option awards will not be less than one hundred percent of the market price of the Company’s stock at the date of the grant and stock appreciation rights will entitle the participant to receive a payment in common stock equal to the excess of the fair market value of the common stock on the date of the exercise over the fair market value on the date of the grant.  Shares remaining available for future grant under the 2006 Plan total 221,042 at June 30, 2007.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based payments awards.  Weighted-average assumptions used in the option pricing model for stock options granted during the years ended June 30, 2007, 2006 and 2005 are presented in the following table.

	2007	2006	2005
Dividend yield	2.17%	2.17%	2.44%
Expected volatility	23.53%	28.51%	24.26%
Risk-free interest rate	4.50%	4.28%	4.54%
Expected life of options (in years)	6.50	7.50	7.50
Weighted-average grant date fair value of options
granted during the year	$5.49	$7.53	$6.64

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Weighted-average assumptions used for stock appreciation rights granted in fiscal 2007 under the 2006 Plan were: dividend yield of 2.19%; expected volatility of 22.04%; risk-free interest rate of 4.57%; expected life of 6.0 years; and weighted-average grant date fair value of $4.55.

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

A summary of option activity for the year ended June 30, 2007 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
Options	Shares	Exercise Price	Contractual Term	Value
Outstanding at July 1, 2006	118,061	$14.10
Granted	15,000	19.58
Exercised	(51,611)	10.86
Forfeited	(450)	23.46
Outstanding at June 30, 2007	81,000	$17.49	6.38	$275,310
Exercisable at June 30, 2007	53,600	$15.88	5.27	$259,610

Stock appreciation rights granted in fiscal 2007 under the 2006 Plan totaled 59,246 shares.  At June 30, 2007, the stock appreciation rights had a weighted-average exercise price of $19.10, a weighted-average remaining contractual term of 9.87 years, and aggregate intrinsic value of $46,291 and none were exercisable.

The total intrinsic value of options exercised during fiscal 2007, 2006, and 2005 was $554,000, $421,000, and $474,000, respectively.

As of June 30, 2007, there was $364,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under share-based payment arrangements.  That cost is expected to be recognized over a weighted-average period of 3.0 years.  The total fair value of shares vested during the years ended June 30, 2007, 2006, and 2005 was $106,000, $55,000 and $98,000, respectively.

Cash received from option exercises under share-based payment arrangements for the years ended June 30, 2007, 2006, and 2005 was $514,000, $317,000, and $393,000, respectively.  The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $151,000, $26,000, and $23,000, respectively, for the years ended June 30, 2007, 2006, and 2005.

Recognition and retention plan and restricted stock:  In October 1999, the Company established the 1999 Recognition and Retention Plan (RRP) for certain executive officers.  The Company contributed funds to the RRP to acquire 79,050 or 3% of the shares of common stock sold in April 1999.  The shares of stock vest over a five year period.  RRP expense for the years ended June 30, 2007, 2006, and 2005 was $37,000, $39,000, and $185,000, respectively.  No shares remain to be granted under the RRP.  Restricted stock awards may be granted under the 2006 Stock-Based Incentive Plan.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A summary of the status of the Company’s non-vested shares as of June 30, 2007, and changes during the year ended June 30, 2007 is as follows:

		Weighted-Average
		Grant-Date
Non-vested restricted shares	Shares	Fair Value
Non-vested at July 1, 2006	1,500	$12.73
Granted under the 1999 Plan	638	21.50
Granted under the 2006 Plan	5,362	21.50
Vested	(1,100)	12.34
Non-vested at June 30, 2007	6,400	$21.02

As of June 30, 2007 there was $95,000 of total unrecognized compensation cost related to non-vested RRP and restricted shares. The cost is expected to be recognized over a weighted-average period of 4.4 years. The total fair value of shares vested during the years ended June 30, 2007, 2006, and 2005 was $24,000, $188,000, and $272,000, respectively.

Note 12.	Related Party Transactions

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates. The aggregate outstanding balance of such loans totaled $1.3 million and $1.6 million, respectively, at June 30, 2007 and 2006.  During the year ended June 30, 2007, total principal additions were $75,000, total principal payments were $96,000, and reductions due to change in status totaled $315,000.

Deposits from related parties held by the Bank at June 30, 2007 and 2006, amounted to $3.5 million and $5.5 million, respectively.

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

The Bank met all regulatory capital requirements and was categorized as “well capitalized” at June 30, 2007 and 2006.  Management believes that no conditions or events have occurred since those dates that would have changed the Bank’s category.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Bank’s actual and required capital amounts and ratios as of June 30, 2007 and 2006, are presented in the following table:

	2007
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$49,018,000	7.83%	$9,395,000	1.50%	-	-
Tier 1 leverage (core)	49,018,000	7.83	25,054,000	4.00	$31,317,000	5.00%
Tier 1 risk-based capital	49,018,000	10.17	19,280,000	4.00	28,920,000	6.00
Total risk-based capital	50,620,000	10.50	38,559,000	8.00	48,199,000	10.00

	2006
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$45,386,000	7.66%	$8,891,000	1.50%	-	-
Tier 1 leverage (core)	45,386,000	7.66	23,709,000	4.00	$29,636,000	5.00%
Tier 1 risk-based capital	45,386,000	10.04	18,080,000	4.00	27,121,000	6.00
Total risk-based capital	48,972,000	10.83	36,161,000	8.00	45,201,000	10.00

Retained earnings at June 30, 2007 and 2006 included approximately $9,165,000, which constitute allocations to bad debt reserves for Federal income tax purposes and for which no provision for taxes on income has been made.  If such allocations are charged for other than bad debt losses, taxable income is created to the extent of the charges.

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

w
The sum of the Mutual Holding Company’s ownership interests in the surplus and reserves of the Bank as of the date of its latest balance sheet contained in the final offering circular, and the amount of any dividends waived by the Mutual Holding Company.

w	The retained earnings of the Bank at the time that the Bank reorganized into the Mutual Holding Company in July 1992.

Each eligible Account Holder and Supplemental Eligible Account Holder, if such person were to continue to maintain such person’s deposit account at the Bank, would be entitled, upon a complete liquidation of the Bank after the conversion, to an interest in the liquidation account prior to any payment to the Company as the sole stockholder of the Bank.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Federal regulations impose certain limitations on the payment of dividends and other capital distributions by the Bank.  Under these regulations, a savings institution, such as the Bank, that will meet capital requirements (as defined by OTS regulations) subsequent to a capital distribution is generally permitted to make such a capital distribution without OTS approval, subject to certain limitations and restrictions as described in the regulations.  A savings institution with total capital in excess of current minimum capital requirements is permitted to make, without OTS approval, capital distributions of between 25% and 75% of its net earnings for the previous four quarters less dividends already paid for such period.  A savings institution that fails to meet current minimum capital requirements is prohibited from making any capital distributions without prior approval from the OTS.  The Bank’s current compliance with fully phased-in capital requirements would permit payment of dividends upon notice to the OTS.

Note 14.	Financial Instruments with Off-balance Sheet Risk

The Company is a party to various transactions with off-balance sheet risk in the normal course of business.  These transactions are primarily commitments to extend credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recorded in the consolidated financial statements.

At June 30, 2007 and 2006, the Company had commitments to originate and purchase loans approximating $32.0 million and $33.8 million, respectively, excluding undisbursed portions of loans in process.  Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.  Because the credit worthiness of each customer is reviewed prior to extension of the commitment, the Company adequately controls its credit risk on these commitments, as it does for loans recorded on the statement of financial condition.

The Company had approved, but unused, consumer lines of credit of approximately $8.0 million and $7.3 million at June 30, 2007 and 2006, respectively.  The Company had approved, but unused, commercial lines of credit of approximately $20.6 million and $15.0 million at June 30, 2007 and 2006, respectively.

At June 30, 2007 and 2006, the Company had commitments to sell loans approximating $3.0 million and $1.5 million, respectively.

Note 15.	Fair Value of Financial Instruments

The estimated fair values of Company’s financial instruments (as described in note 1) at June 30, 2007 and 2006 were as follows:

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	2007		2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and due from banks	$11,613,908	$11,613,908	$15,157,203	$15,157,203
Interest-bearing deposits in other
financial institutions	14,124,559	14,124,559	24,747,546	24,747,546
Investment securities available-for-sale	122,309,017	122,309,017	47,319,732	47,319,732
Investment securities held-to-maturity	9,549,072	9,472,865	13,077,053	12,971,633
Loans receivable, net	430,084,658	423,535,000	457,029,250	448,405,000
FHLB stock	3,559,600	3,559,600	5,161,600	5,161,600
Accrued interest receivable	2,939,993	2,939,993	2,627,980	2,627,980

Financial liabilities:
Deposits	$507,865,063	$508,302,000	$446,056,388	$445,653,000
Advances from FHLB and other borrowings	62,202,229	62,075,000	92,753,665	92,096,000
Advance payments by borrowers for
taxes and insurance	916,021	916,021	976,658	976,658
Accrued interest payable	2,690,658	2,690,658	2,037,740	2,037,740

	2007		2006
	Notional	Unrealized	Notional	Unrealized
	Amount	Gain (loss)	Amount	Gain (loss)
Off-balance-sheet assets (liabilities):
Commitments to extend credit	$31,950,000	-	$33,754,000	-
Consumer lines of credit	8,004,000	-	7,301,000	-
Commercial lines of credit	20,586,000	-	15,001,000	-
Commitments to sell loans	(3,027,000)	-	(1,469,000)	-

Note 16.	Contingencies

The Company is involved with various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of its operations.

Note 17.	Operating Segments

An operating segment is generally defined as a component of a business for which discrete financial information is available and the operating results of which are regularly reviewed by the chief operating decision-maker. The Company’s primary business segment is banking.  The banking segment generates revenue through interest and fees on loans, service charges on deposit accounts and interest on investment securities.  The banking segment includes the Bank and the Company and related elimination entries between the two; since the Company’s primary activity is its ownership of the common stock of the Bank.  The “other” segment includes the Company’s real estate development subsidiary and a wholly-owned subsidiary of the Bank that operates a title search and abstract continuation business in Iowa which was sold during 2007.   Selected financial information on the Company’s segments is presented below for the years ended June 30, 2007, 2006 and 2005.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	2007 Segments
	Banking	Other	Consolidated
Interest income	$35,774,930	-	$35,774,930
Interest expense	19,878,532	-	19,878,532
Net interest income	15,896,398	-	15,896,398
Provision for loan losses	546,949	-	546,949
Net interest income after provision for loan losses	15,349,449	-	15,349,449

Non-interest income	5,690,679	$105,000	5,795,679
Non-interest expense	17,883,968	42,981	17,926,949

Income before income taxes and discontinued operations	3,156,160	62,019	3,218,179
Income taxes	732,000	7,000	739,000
Income from continuing operations	2,424,160	55,019	2,479,179
Income from discontinued operations, net of tax	-	589,679	589,679
Net income	$2,424,160	$644,698	$3,068,858

Depreciation and amortization	$1,160,575	-	$1,160,575

Total assets	$645,034,067	$782,443	$645,816,510

	2006 Segments
	Banking	Other	Consolidated
Interest income	$32,293,550	-	$32,293,550
Interest expense	15,095,457	-	15,095,457
Net interest income	17,198,093	-	17,198,093
Provision for loan losses	1,920,000	-	1,920,000
Net interest income after provision for loan losses	15,278,093	-	15,278,093

Non-interest income	6,000,613	$(221,649)	5,778,964
Non-interest expense	16,670,285	50,620	16,720,905

Income before income taxes and discontinued operations	4,608,421	(272,269)	4,336,152
Income taxes	1,249,000	(102,000)	1,147,000
Income from continuing operations	3,359,421	(170,269)	3,189,152
Income from discontinued operations, net of tax	-	142,813	142,813
Net income	$3,359,421	$(27,456)	$3,331,965

Depreciation and amortization	$1,592,750	-	$1,592,750

Total assets	$610,995,048	$1,540,211	$612,535,259

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	2005 Segments
	Banking	Other	Consolidated
Interest income	$29,189,924	-	$29,189,924
Interest expense	11,839,381	-	11,839,381
Net interest income	17,350,543	-	17,350,543
Provision for loan losses	2,985,000	-	2,985,000
Net interest income after provision for loan losses	14,365,543	-	14,365,543

Non-interest income	8,456,108	60,000	8,516,108
Non-interest expense	17,040,217	21,194	17,061,411

Income before income taxes and discontinued operations	5,781,434	38,806	5,820,240
Income taxes	1,747,000	15,000	1,762,000
Income from continuing operations	4,034,434	23,806	4,058,240
Income from discontinued operations, net of tax	-	155,134	155,134
Net income	$4,034,434	$178,940	$4,213,374

Depreciation and amortization	$1,517,492	-	$1,517,492

Total assets	$585,434,374	$1,378,517	$586,812,891

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18.	Parent Company Financial Information

Condensed statements of financial condition at June 30, 2007 and 2006 and condensed statements of income and cash flows for the years ended June 30, 2007, 2006, and 2005 are shown below for First Federal Bankshares, Inc.:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	2007	2006
ASSETS
Cash deposited at First Federal Bank	$1,368,274	$2,762,439
Interest-bearing deposits in other financial institutions	70,559	362,546
Cash and cash equivalents	1,438,833	3,124,985

Loans receivable, net	1,767,467	1,460,743
Investment in subsidiaries	67,248,119	63,351,369
Refundable income taxes	-	59,836
Other assets	21,684	441,785
Total assets	$70,476,103	$68,438,718

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accrued taxes payable	$117,443	-
Accrued expenses and other liabilities	103,438	$114,824
Total liabilities	220,881	114,824

STOCKHOLDERS’ EQUITY
Preferred stock	-	-
Common stock	50,604	50,109
Additional paid-in capital	39,230,016	38,293,233
Retained earnings	58,704,525	57,013,427
Treasury stock	(26,885,723)	(25,920,685)
Accumulated other comprehensive income (loss), net unrealized
gain (loss) on securities available-for-sale	(179,360)	(325,650)
Unearned ESOP	(664,840)	(786,540)
Total stockholders’ equity	70,255,222	68,323,894

Total liabilities and stockholders’ equity	$70,476,103	$68,438,718

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

CONDENSED STATEMENTS OF OPERATIONS

	2007	2006	2005
Interest income:
Loans receivable	$112,393	$90,047	$87,561
Investment securities	-	3,967	14,364
Other interest-earning assets	104,059	72,333	33,448
Gain on sale of investment securities	-	202,944	-
Other income	28,296	73,691	35,972
Other general and administrative expenses	(450,028)	(527,620)	(412,916)
Losses before income taxes	(205,280)	(84,638)	(241,571)
Tax benefit on losses	107,000	32,000	94,000
Losses before subsidiary income	(98,280)	(52,638)	(147,571)
Equity in earnings of subsidiaries	3,167,138	3,384,603	4,360,945
Net income	$3,068,858	$3,331,965	$4,213,374

CONDENSED STATEMENTS OF CASH FLOWS

	2007	2006	2005
Cash flows from operating activiities:
Net income	$3,068,858	$3,331,965	$4,213,374
Adjustments to net income:
Equity in earnings of subsidiaries	(3,167,138)	(3,384,603)	(4,360,945)
Dividends received from subsidiaries	-	8,000,000	3,250,000
Net gain on sale of securities available-for-sale	-	(202,944)	-
Increase in other assets	(29,899)	(4,101)	(603)
Increase (decrease) in accrued expense and other liabilities	(11,386)	48,431	(3,801)
Increase (decrease) in accrued taxes on income	177,279	(61,045)	51,580
Net cash provided by operating activities	37,714	7,727,703	3,149,605

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	-	264,466	25,000
Decrease (increase) in loans receivable	(339,356)	(358,968)	149,557
Proceeds from sale of other assets	450,000	-	-
Net cash provided by (used in) investing activities	110,644	(94,502)	174,557

Cash flows from financing activities:
Issuance of common stock	514,030	343,062	393,044
Repurchase of common stock	(970,780)	(4,172,942)	(5,306,158)
Cash dividends paid	(1,377,760)	(1,347,271)	(1,424,914)
Net cash used in financing activities	(1,834,510)	(5,177,151)	(6,338,028)
Net increase (decrease) in cash and
cash equivalents	(1,686,152)	2,456,050	(3,013,866)
CASH AND CASH EQUIVALENTS
Beginning	3,124,985	668,935	3,682,801
Ending	$1,438,833	$3,124,985	$668,935

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment we believe that, as of June 30, 2007, the Company’s internal control over financial reporting is effective based on those criteria. The independent registered public accounting firm that audited the financial statements included in the annual report has issued an audit report on management’s assessment of the Company’s internal control over financial reporting.

/s/ Michael W. Dosland
President and CEO

/s/ Michael S. Moderski
Michael S. Moderski
Senior Vice President and CFO

Report of Independent Registered Public Accounting Firm

The Board of Directors
First Federal Bankshares, Inc.
Sioux City, Iowa

We have audited the consolidated statements of financial condition of First Federal Bankshares, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Federal Bankshares, Inc. and subsidiaries as of June 30, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Federal Bankshares, Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 13, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of First Federal Bankshares, Inc.’s internal control over financial reporting and an unqualified opinion on the effectiveness of First Federal Bankshares, Inc.’s internal control over financial reporting.

/s/ MCGLADREY & PULLEN

Des Moines, Iowa
September 13, 2007

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors
First Federal Bankshares, Inc.
Sioux City, Iowa

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that First Federal Bankshares, Inc. maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  First Federal Bankshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that First Federal Bankshares, Inc. maintained effective internal control over financial reporting as of June 30, 2007 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, First Federal Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of First Federal Bankshares, Inc. and subsidiaries as of June 30, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2007, and our report dated September 13, 2007 expressed an unqualified opinion.

/s/ MCGLADREY & PULLEN

Des Moines, Iowa
September 13, 2007

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting as of June 30, 2007 appears on page 70 of this Annual Report on Form 10-K.

The Attestation Report of the independent registered public accounting firm on management’s assessment of the Company’s internal control over financial reporting appears on pages 71-72 of this Annual  Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has adopted a Code of Ethics and Business Conduct policy that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, or controller or persons performing similar functions. The Code of Ethics and Business Conduct policy may be accessed on the Company’s website at www.vantusbank.com.

Information concerning Directors and Executive Officers of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement dated September 20, 2007.

ITEM 11	EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive Proxy Statement dated September 20, 2007.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company’s definitive Proxy Statement dated September 20, 2007.

The Company has adopted five equity-based compensation plans:  the First Federal Savings Bank of Siouxland 1992 Incentive Stock Option Plan (the “1992 Stock Option Plan”), the 1992 Stock Option Plan for Outside Directors (the “Directors’ Plan”), the 1999 Stock Option Plan (the “1999 Stock Option Plan”), the 1999 Recognition and Retention Plan (the “1999 Recognition Plan”)and the 2006 Stock-Based Incentive Plan ("the 2006 Stock-Based Incentive Plan").  All such plans have been approved by stockholders of the Company.  The Equity Compensation Plan Table is incorporated herein by reference from the Company’s definitive proxy statement dated September 20, 2007.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning relationships and transactions and director independence is incorporated herein by reference from the Company’s definitive Proxy Statement dated September 20, 2007.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The “Proposal II - Ratification of Appointment of Independent Auditors” Section of the Company’s definitive Proxy Statement dated September 20, 2007 is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(1)           Financial Statements

The following information appearing in the Company’s Annual Report to Stockholders for the year ended June 30, 2007

Annual Report Section	Pages in the Annual Report on Form 10-K

Selected Financial Data	19-21

Management’s Discussion and Analysis
of Financial Condition and Results
of Operations	22-36

Consolidated Balance Sheets	37

Consolidated Statements of Income	38

Consolidated Statements of Stockholders’ Equity
and Comprehensive Income	39

Consolidated Statements of Cash Flows	40-41

Notes to Consolidated Financial	42-69
Statements

Management’s Report on Internal Control
Over Financial Reporting	70

Reports of Independent Registered Public	71-73
Accounting Firms

With the exception of the aforementioned information, the Company’s Annual Report to Stockholders for the year ended June 30, 2007 is not deemed filed as part of this Annual Report on Form 10-K.

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

FIRST FEDERAL BANKSHARES, INC.

Date: September 13, 2007	By:	/s/ Michael W. Dosland
Michael W. Dosland President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:	/s/ Michael W. Dosland	By:	/s/ Michael S. Moderski
	Michael W. Dosland President and Chief Executive Officer		Michael S. Moderski Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	September 13, 2007	Date:	September 13, 2007
By:	/s/ Arlene T. Curry	By:	/s/ Charles D. Terlouw
	Arlene T. Curry Chairman of the Board		Charles D. Terlouw Director

Date:	September 13, 2007	Date:	September 13, 2007
By:	/s/ Gary L. Evans	By:	/s/ Allen J. Johnson
	Gary L. Evans Director		Allen J. Johnson Director

Date:	September 13, 2007	Date:	September 13, 2007
By:	/s/ David Roederer	By:	/s/ Barry E. Backhaus
	David Roederer Director		Barry E. Backhaus Director

Date:	September 13, 2007	Date:	September 13, 2007
By:	/s/ Jon G. Cleghorn	By:	/s/ Ronald A. Jorgensen
	Jon G. Cleghorn Director		Ronald A. Jorgensen Director

Date:	September 13, 2007	Date:	September 13, 2007