Form 10-Q
period 2007-09-30
FIRST FEDERAL BANKSHARES INC
filed 2007-11-09
CIK 1075348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-25509

First Federal Bankshares, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	42-1485449
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

329 Pierce Street, Sioux City, Iowa	51101
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
    YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2007
Common Stock, $.01 par value	3,302,971

FIRST FEDERAL BANKSHARES, INC.

Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)
	September 30,	June 30,
	2007	2007
ASSETS
Cash and due from banks	$12,133,808	$11,613,908
Interest-bearing deposits in other financial institutions	-	14,124,559
Cash and cash equivalents	12,133,808	25,738,467

Securities available-for-sale (amortized cost $115,726,383 and $122,595,377, respectively)	113,442,137	122,309,017
Securities held-to-maturity (fair value $9,229,519 and $9,472,865, respectively)	9,225,315	9,549,072

Loans receivable	435,555,715	431,882,051
Less allowance for loan losses	1,743,404	1,797,393
Net loans	433,812,311	430,084,658

Office property and equipment, net	17,916,534	16,204,913
Federal Home Loan Bank ("FHLB") stock, at cost	4,911,000	3,559,600
Accrued interest receivable	3,170,558	2,939,993
Goodwill	18,417,040	18,417,040
Foreclosed and repossessed assets	2,251,361	2,156,217
Other assets	15,280,572	14,857,533
Total assets	$630,560,636	$645,816,510

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit liabilities	$467,280,287	$507,865,063
Advances from FHLB and other borrowings	90,381,265	62,202,229
Advance payments by borrowers for taxes and insurance	307,765	916,021
Accrued interest payable	2,796,116	2,690,658
Accrued expenses and other liabilities	1,998,132	1,887,317
Total liabilities	562,763,565	575,561,288

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 1,000,000 shares; issued none	-	-
Common stock, $.01 par value, authorized 12,000,000 shares; issued 5,067,226 shares	50,604	50,604
Additional paid-in capital	39,314,276	39,230,016
Retained earnings, substantially restricted	59,035,320	58,704,525
Treasury stock, at cost, 1,764,255 shares and 1,677,255 shares, respectively	(28,535,663)	(26,885,723)
Accumulated other comprehensive income (loss)	(1,432,246)	(179,360)
Unearned ESOP	(635,220)	(664,840)
Total stockholders’ equity	67,797,071	70,255,222
Total liabilities and stockholders’ equity	$630,560,636	$645,816,510

See Notes to Consolidated Financial Statements.

Index

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Three months ended
	September 30,
	2007	2006
Interest income:
Loans receivable	$7,430,449	$7,635,843
Investment securities	2,024,811	794,004
Other interest-earning assets	50,440	134,218
Total interest income	9,505,700	8,564,065
Interest expense:
Deposits	4,562,263	3,422,058
Advances from FHLB and other borrowings	863,977	1,036,978
Total interest expense	5,426,240	4,459,036
Net interest income	4,079,460	4,105,029
Provision for loan losses	20,648	100,000
Net interest income after provision for loan losses	4,058,812	4,005,029
Non-interest income:
Service charges on deposit accounts	783,298	905,649
Fees on commercial and consumer loans	97,760	34,066
Gain on sale of real estate held for development	-	40,000
Mortgage banking revenue	193,876	199,750
Earnings from bank owned life insurance	136,555	132,506
Other income	296,942	287,477
Total non-interest income	1,508,431	1,599,448
Non-interest expense:
Personnel expense	2,806,201	2,520,182
Office property and equipment	701,246	678,030
Data processing, ATM and debit card transaction costs,
and other item processing expense	370,009	308,307
Professional, insurance and regulatory expense	254,891	284,070
Advertising, donations and public relations	463,725	167,031
Communications, postage and office supplies	210,760	193,605
Other expense	230,798	166,205
Total non-interest expense	5,037,630	4,317,430
Income before income taxes and discontinued operations	529,613	1,287,047
Income taxes	115,000	364,000
Income from continuing operations	414,613	923,047
Income from discontinued operations, net of tax of $26,000 in 2006	-	43,695
Net income	$414,613	$966,742

Per share information:
Basic earnings per share from continuing operations	$0.13	$0.28
Basic earnings per share from discontinued operations	-	0.01
Basic earnings per share	$0.13	$0.29

Diluted earnings per share from continuing operations	$0.13	$0.28
Diluted earnings per share from discontinued operations	-	0.01
Diluted earnings per share	$0.13	$0.29

See Notes to Consolidated Financial Statements.

Index

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)
	Three Months
	Ended September 30,
	2007	2006
Capital Stock:
Beginning of year balance	$50,604	$50,109
Stock options exercised: none and 5,000 shares, respectively	-	29
End of period balance	50,604	50,138

Additional paid-in capital:
Beginning of year balance	39,230,016	38,293,233
Stock options exercised	-	(17)
Stock compensation expense	45,398	18,462
Stock appreciation of allocated ESOP shares	23,859	36,601
Amortization of employee stock grants	15,003	1,024
End of period balance	39,314,276	38,349,303

Retained earnings, substantially restricted:
Beginning of year balance	58,704,525	57,013,427
Adoption of FIN 48	180,000	-
Adoption of SFAS 156	79,374	-
Net income	414,613	966,742
Dividends paid on common stock	(343,192)	(329,518)
End of period balance	59,035,320	57,650,651

Treasury stock, at cost:
Beginning of year balance	(26,885,723)	(25,920,685)
Treasury stock acquired - 87,000 shares in 2007	(1,649,940)	-
End of period balance	(28,535,663)	(25,920,685)

Accumulated other comprehensive income (loss):
Beginning of year balance	(179,360)	(325,650)
Net change in unrealized gains (losses) on securities
available-for-sale, net of tax expense	(1,252,886)	248,949
End of period balance	(1,432,246)	(76,701)

Unearned ESOP shares:
Beginning of year balance	(664,840)	(786,540)
ESOP shares allocated	29,620	31,040
End of period balance	(635,220)	(755,500)
Total stockholders' equity	$67,797,071	$69,297,206

See Notes to Consolidated Financial Statements.

Index
First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	Three Months Ended
	September 30,
	2007	2006
Net income	$414,613	$966,742
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during
the period, net of tax	(1,252,886)	248,949
Other comprehensive income (loss), net of tax	(1,252,886)	248,949
Total comprehensive income (loss)	$(838,273)	$1,215,691

Index
First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)	Three months ended
	September 30,
	2007	2006
Cash flows from continuing operating activities:
Net income	$414,613	$966,742
Income from discontinued operations	-	(43,695)
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Loans originated for sale to investors	(17,772,000)	(12,560,000)
Proceeds from sale of loans originated for sale	18,186,637	12,845,524
Provision for losses on loans	20,648	100,000
Depreciation and amortization	283,050	299,507
Provision for deferred taxes	26,000	(50,000)
Equity-based compensation	113,880	87,127
Net gain on sale of loans	(157,463)	(184,973)
Net gain on sale of real estate held for development	-	(40,000)
Amortization of premiums and discounts on loans,
mortgage-backed securities and investment securities	6,043	(83,515)
Increase in accrued interest receivable	(230,565)	(11,875)
Decrease in other assets	293,311	115,556
Increase in accrued interest payable	105,458	595,573
Increase in accrued expenses and other liabilities	110,815	45,096
Increase in accrued taxes on income	84,252	234,918
Net cash provided by continuing operating activities	1,484,679	2,315,985
Cash flows from continuing investing activities:
Proceeds from maturities of securities held-to-maturity	319,906	684,476
Purchase of securities available-for-sale	-	(4,996,978)
Proceeds from maturities of securities available-for-sale	6,855,107	1,418,790
Redemption (purchase) of FHLB stock	(1,351,400)	356,000
Loans purchased	(2,698,000)	(7,570,000)
Decrease (increase) in loans receivable	(1,460,693)	13,523,703
Purchase of office property and equipment	(1,943,520)	(1,742,219)
Proceeds from sale of foreclosed real estate	31,466	8,400
Proceeds from sale of real estate held for development	394,647	821,511
Expenditures on real estate held for development	(229,723)	(568,556)
Net cash provided by (used in) continuing investing activities	(82,210)	1,935,127
Cash flows from continuing financing activities:
Decrease in deposits	(40,584,776)	(9,036,927)
Proceeds from advances from FHLB and other borrowings	37,429,000	3,136,397
Repayment of advances from FHLB and other borrowings	(9,249,964)	(13,000,000)
Net decrease in advance payments by borrowers for taxes and insurance	(608,256)	(644,027)
Issuance of common stock under stock options exercised	-	12
Repurchase of common stock	(1,649,940)	-
Cash dividends paid	(343,192)	(329,518)
Net cash used in continuing financing activities	(15,007,128)	(19,874,063)
Cash flows from discontinued operations:
Net cash provided by operating activities of discontinued operations	-	35,662
Net cash provided by discontinued operations	-	35,662

Net decrease in cash and cash equivalents	(13,604,659)	(15,587,289)

CASH AND CASH EQUIVALENTS
Beginning of year	25,738,467	39,904,749
End of year	$12,133,808	24,317,460

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$5,320,783	$3,863,463
Income taxes	4,748	179,082

See Notes to Consolidated Financial Statements.

Index

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of presentation

The consolidated financial statements as of and for the three month periods ended September 30, 2007, and 2006, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosure normally included in year-end financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to these rules and regulations.  These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes that are included in its Annual Report for the year ended June 30, 2007, filed on Form 10-K.

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

Critical Judgments and Estimates   The Company describes all of its significant accounting policies in Note 1 of the Company's Audited Consolidated Financial Statements in its 2007 Annual Report on Form 10-K.   Particular attention should be paid to the Company’s allowance for losses on loans, which requires significant management judgments and/or estimates because of the inherent uncertainties surrounding this area and/or the subjective nature of the area.  Information on the impact loss allowances have had on the Company's financial condition and results of operations for the three month periods ended September 30, 2007 and 2006, can be found below, in the sections entitled  "Results of Operations – Provision for Losses on Loans" and “Financial Condition – Non-Performing and Classified Assets”.

In addition, significant judgments and/or estimates are made in the valuation of the Company’s goodwill.  For a discussion of the judgments and estimates relating to goodwill refer to the appropriate section in Note 1 of the Company’s 2007 Audited Consolidated Financial Statements.

The Company’s critical accounting policies and their application are periodically reviewed by the Audit Committee and the full Board of Directors.

Note 2.	Organization

The Company is the holding company for Vantus Bank (the “Bank” formerly known as “First Federal Bank”).  The Company owns 100% of the Bank’s common stock.  Currently, the Company engages in no other significant activities beyond its ownership of the Bank’s common stock.

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

The Company sold substantially all the assets of its title search and abstract continuation business in a cash sale on March 1, 2007.  The results of operations of this business are shown in the Company’s consolidated statements

Index

of income for the three months ended September 30, 2006, as “discontinued operations.”   The assets of the business sold have not been presented separately because those amounts are not material.

Note 5.	Effect of New Accounting Standards

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (as Amended) (“SFAS 156”).  This Statement amends Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 requires the separate accounting for servicing assets and servicing liabilities which arise from the sale of financial assets; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value; permits the choice of an amortization method or fair value method for subsequent measurements; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.  SFAS 156 was effective July 1, 2007, for the Company.  The Company has chosen to use the fair value method in measuring its servicing asset.  As a result of the adoption of SFAS 156, the Company’s stockholders’ equity increased approximately $79,000 on July 1, 2007, as a result of the adjustment of its servicing asset to fair value.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, interim period accounting, disclosure and transition for tax positions.  FIN 48 was effective for the Company on July 1, 2007.  Upon the adoption of FIN 48, the Company’s stockholders’ equity increased $180,000.

In September 2006, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  In March 2007, the EITF reached a final conclusion on Issue 06−10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.  The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for.  The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement and, therefore, a liability for the postretirement obligation must be recognized. Issue 06-04 is effective for annual reporting periods beginning after December 15, 2007, with earlier adoption permitted.  The Company plans to adopt EITF 06-04 on July 1, 2008.  EITF 06-04 allows the Company to record the initial recognition of the liability through stockholders’ equity.  Upon the adoption of EITF 06-04 management estimates the Company’s stockholders’ equity will decrease approximately $459,000 after tax.  Ongoing expenses will be recognized through the current year income.  Management estimates the first year’s expense is estimated to be approximately $20,000 after tax or less than $0.01 earnings per share after tax.

In September 2006, the FASB issued Statement No. 157, (“SFAS 157”), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  At this time, the Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations, and cash flows.

In February 2007, the FASB issued Statement No. 159, (“SFAS 159”) The Fair Value Option for Financial Assets and Financial Liabilities – Including an  amendment of FASB Statement No. 115.  This Statement provides entities with an option to report selected financial assets at fair value.  The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting.  SFAS 159 is effective as of

Index

the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of SFAS 157.  At this time, the Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations, and cash flows.

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

Note 6.  Earnings Per Share

The following information was used in the computation of net earnings per common share on both a basic and diluted basis for the periods presented.

	Three Months Ended
	September 30
	2007	2006
Basic earnings per share computation:
Income from continuing operations	$414,613	$923,047
Income from discontinued operations	-	43,695
Net income	$414,613	$966,742
Weighted average common shares outstanding	3,263,662	3,300,648
Basic earnings per share from continuing operations	$0.13	$0.28
Basic earnings per share from discontinued operations	-	0.01
Basic earnings per share	$0.13	$0.29

Diluted earnings per share computation:
Income from continuing operations	$414,613	$923,047
Income from discontinued operations	-	43,695
Net income	$414,613	$966,742
Weighted average common shares outstanding	3,263,662	3,300,648
Incremental option and recognition and retention plan shares
using treasury stock method	13,687	41,942
Diluted shares outstanding	3,277,349	3,342,590
Diluted earnings per share from continuing operations	$0.13	$0.28
Diluted earnings per share from discontinued operations	-	0.01
Diluted earnings per share	$0.13	$0.29

Index

Note 7.	Dividends

On October 25, 2007, the Company declared a cash dividend on its common stock, payable on November 30, 2007, to stockholders of record as of November 16, 2007, equal to $0.105 per share.

Note 8.	FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions, including Iowa.  With few exceptions, the Company is no longer subject to U.S. federal and state examinations by  authorities for fiscal years prior to June 30, 2004.

As a result of the implementation of FIN 48 on July 1, 2007, the Company recognized a $180,000 decrease to reserves for uncertain tax positions, resulting in a liability for unrecognized tax benefits of $127,000 at July 1, 2007.  This adjustment was accounted for as an adjustment to the beginning balance of retained earnings.  There have been no significant changes to this amount during the quarter ended September 30, 2007 and the Company does not expect that there will be any significant increase or decrease within the next twelve months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.  The Company has included in the liability for unrecognized tax benefits approximately $26,000 for the payment of interest and penalties at September 30, 2007.

Note 9.	Operating Segments

An operating segment is generally defined as a component of a business for which discrete financial information is available and the operating results of which are regularly reviewed by the chief operating decision-maker. The Company’s primary business segment is banking.  The banking segment generates revenue through interest and fees on loans, service charges on deposit accounts, and interest on investment securities.  The banking segment includes the Bank and the Company and related elimination entries between the two; since the Company’s primary activity is its ownership of the common stock of the Bank.  The “other” segment includes the Company’s real estate development subsidiary.  ‘Discontinued operations’ is related to a wholly-owned subsidiary of the Bank that operated a title search and abstract continuation business in Iowa.  The Company sold substantially all the assets of this subsidiary in March of 2007  (Refer to Note 4).

Selected financial information on the Company’s segments is presented below for the three months ended September 30, 2007 and 2006.

Index

	Three Months Ended September 30, 2007
(Dollars in Thousands)	Banking	Other	Consolidated
Interest income	$9,506	-	$9,506
Interest expense	5,426	-	5,426
Net interest income	4,080	-	4,080
Provision for loan losses	21	-	21
Net interest income after provision for loan losses	4,059	-	4,059
Non-interest income	1,504	$4	1,508
Non-interest expense	5,031	6	5,037
Income before income taxes	532	(2)	530
Income taxes	116	(1)	115
Net income	$416	$(1)	$415
Depreciation and amortization	$283	-	$283
Total assets	$630,277	$284	$630,561

	Three Months Ended September 30, 2006
(Dollars in Thousands)	Banking	Other	Consolidated
Interest income	$8,564	-	$8,564
Interest expense	4,459	-	4,459
Net interest income	4,105	-	4,105
Provision for loan losses	100	-	100
Net interest income after provision for loan losses	4,005	-	4,005
Non-interest income	1,559	$40	1,599
Non-interest expense	4,283	34	4,317
Income before income taxes and discontinued operations	1,281	6	1,287
Income taxes	362	2	364
Income from continuing operations	919	4	923
Income from discontinued operations, net of tax	-	44	44
Net income	$919	$48	$967
Depreciation and amortization	$300	$5	$305
Total assets	$593,942	$898	$594,840

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Quarter Overview   The Company’s net income for the three months ended September 30, 2007, was $415,000 or $0.13 per diluted share compared to $967,000 or $0.29 per diluted share in the same period last year.  These amounts represent an annualized return on average assets (“ROA”) of 0.26% and 0.65%, respectively, and an annualized return on average equity (“ROE”) of 2.39% and 5.52%, respectively.  During the most recent quarter the Company incurred approximately, $250,000 of non-recurring expenses pre-tax due to the Bank’s name change from First Federal Bank to Vantus Bank.  Excluding these expenses, management estimates earnings per share would have been approximately $0.18 per diluted share.

The decrease in net income for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, was due to a $720,000 increase in non-interest expense, a $91,000 decrease in non-interest income, and a $26,000 decrease in net interest income.  In addition, discontinued operations contributed $44,000 for the three months ended September 30, 2006.  These developments were offset by a $79,000 decrease in provision for loan losses and $249,000 decrease in income tax expense.

The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of net income during the three month period ended September 30, 2007 and 2006.

Net Interest Income Net interest income for both of the three-month periods ended September 30, 2007 and 2006, was $4.1 million.  A higher interest rate environment and a flat yield curve increased the Company’s cost of interest-bearing liabilities faster than the Company’s yields on interest-earning assets.  The Company’s interest rate margin decreased 20 basis points to 2.90% for the three months ended September 30, 2007, from 3.10% during the same period in the previous year.  Offsetting the decrease in the interest rate spreads was an increase in the average balance of interest-earning assets.  The average balance of interest-earning assets increased by $33.4 million or 6.2% for the three months ended September 30, 2007, as compared to the same time period last year.  The principal source of this growth occurred in the Company’s investment security portfolio.  During the previous fiscal year the Bank purchased $50 million of floating-rate,  trust-preferred securities initially funded by short-term brokered certificates of deposit at an after-tax annualized return on assets in excess of 1.0%.

Despite the decline in net interest margin year-over-year, the margin improved from 2.83% in the quarter ended June 30, 2007, to 2.90% in the most recent quarter.  The increase from quarter-to-quarter was due to a rise in asset yields, primarily from the Company’s loan portfolio, and a corresponding decrease in liability costs, primarily from the Company’s interest-bearing deposits.  During the most recent quarter, the Company lowered the rate it pays on certain variable-rate deposit products, as well as the rate it pays on its certificates of deposit.  This is the second consecutive quarter of increased margins.  Management anticipates no significant changes in the net interest margin unless short term rates, in particular the Federal Funds rate, decline.

Index

The following tables set forth information regarding the average balances of the Company’s assets, liabilities, and equity, as well as the average yield on assets and average cost of liabilities for the periods indicated.  The information is based on daily average balances during the three-month periods ended September 30, 2007 and 2006.

	Three months ended September 30,
	2007			2006
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (1)	$432,897	$7,430	6.81%	$459,282	$7,636	6.60%
Investment securities (2)	132,316	2,025	6.21%	66,082	794	5.09%
Short-term investments and other
interest-earning assets	3,885	51	5.15%	10,296	134	5.17%
Total interest-earning assets	569,098	9,506	6.66%	535,660	8,564	6.38%
Non-interest-earning assets	62,422			55,538
Total assets	$631,520			$591,198
Interest-bearing liabilities:
Deposit liabilities	$448,957	4,562	4.03%	$386,629	3,422	3.51%
Borrowings	65,940	864	5.20%	87,443	1,037	4.70%
Total interest-bearing liabilities	514,897	5,426	4.18%	474,072	4,459	3.73%
Non-interest-bearing:
Deposit liabilities	42,388			43,099
Other liabilities	4,826			4,688
Total liabilities	562,111			521,859
Stockholders’ equity	69,409			69,339
Total liabilities and
stockholders' equity	$631,520			$591,198
Net interest income		$4,080			$4,105
Interest rate spread			2.48%			2.65%
Net yield on average
interest-earning assets (3)			2.90%			3.10%
Ratio of average interest -earning assets
to average interest-bearing liabilities			110.53%			112.99%
(1)	Average balances include nonaccrual loans and loans held for sale. Interest income includes amortization of deferred loan fees, which is not material.
(2)	Investment securities income is presented without the benefit of the tax effect of tax exempt income; yields are presented on a tax-effected basis.
(3)	Net yield on average interest-earning assets represents net interest income, tax-effected, as a percentage of average interest-earning assets.

Provision for Losses on Loans Provision for losses on loans decreased to $21,000 for the three months ended September 30, 2007, from $100,000 for the three months ended September 30, 2006.  The decrease was due to a general overall decline in non-performing loans as compared to the previous year.

The Company’s allowance for loan losses totaled $1.7 million as of September 30, 2007, compared to $5.5 million as of September 30, 2006.  The Company’s methodology for establishing allowance for loan loss is heavily influenced by the level of the Company’s non-performing and classified loans.  As previously reported, the Company sold a significant amount of non-performing and classified assets during the prior fiscal year, which explains the decrease in allowance for loan losses compared to the previous year.  The Company’s allowances for loan losses was 45.4% and 64.1% of non-performing loans as of September 30, 2007 and 2006, respectively.   The allowance for loan losses at June 30, 2007, totaled $1.8 million or 144.7% of non-performing loans.  The decrease is attributable to charge-offs of specific reserves during the quarter.   Non-performing loans and classified assets have increased in recent months in response to well-publicized difficulties in the overall markets for commercial and residential real

Index

estate.  Management expects this trend to continue in the near term, but believes the situation is manageable.  Although management believes that the Company’s present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Company’s results of operations.  For additional discussion, refer to “Financial Condition – Non-Performing and Classified Assets.”

The following table summarizes the activity in the Company’s allowance for loan losses for the three months ended September 30, 2007 and 2006.

	Three months ended
	September 3
(Dollars in Thousands)	2007	2006
Balance at beginning of period	$1,797	$5,466
Provision for loan losses	21	100
Charge-offs:
Commercial real estate loans	-	(20)
Commercial business loans	(56)	-
Consumer loans	(46)	(78)
Total loans charged-off	(102)	(98)
Recoveries	27	14
Charge-offs, net of recoveries	(75)	(84)
Balance at end of period	$1,743	$5,482

Allowance for loan losses to total loans	0.40%	1.20%
Allowance for loan losses to non-performing loans	45.40%	64.10%
Net annualized charge-offs to average loans outstanding	0.07%	0.07%

Non-Interest Income   Non-interest income totaled $1.5 million for the three months ended   September 30, 2007, compared to $1.6 million during the same period in 2006.  The following paragraphs discuss the principal components of non-interest income and the primary reasons for the changes from 2006 to 2007.

Service Charges on Deposit Accounts   Service charges on deposits decreased $122,000 or 14% for the three month period ended September 30, 2007, as compared to the same period in the previous year.  The decline was primarily due the elimination of fees on internet banking services and lower income from overdraft fees as a result of the implementation of an overdraft protection product.  These changes were driven by competitive forces in the Company’s market places.

Service Charges on Commercial and Consumer Loan   Service charges on commercial and consumer loans increased $64,000 for the three month period ended September 30, 2007, as compared to the same period in the previous year.  The increase was primarily due to the collection of a prepayment penalty on a large commercial loan during the current period.

Gain (Loss) on Sale of Real Estate Held for Development   The gain on sale of real estate held for development for the three months ended September 30, 2007 and 2006, was zero and $40,000, respectively.  The gains recognized in the three months ended September 30, 2006, were due to sales from a condominium development project in the Company’s real estate development subsidiary.  Management anticipates that this project will be completed in the second quarter of fiscal year 2008 and expects to record gains of approximately $40,000 on the final sales of the units in this project.  Once this project is completed, it is expected that no other real estate development projects will be undertaken.

Mortgage Banking Revenue   Mortgage banking revenue consists of gain on sale, collection of loan fees, and mortgage servicing income.  Mortgage banking revenue declined $6,000 from $200,000 for the three months ended September 30, 2006, to $194,000 for the three months ended September 30, 2007.  The decrease was attributable to the decline in fixed rate mortgage origination volumes due to a generally higher interest rate environment.

Index

Other Income   Other income increased $10,000 during the three month period ended September 30, 2007, as compared to the same period in the previous year.  The change was primarily due to an increase in sales of the Company’s fixed annuity and mutual funds.

Non-Interest Expense   Non-interest expense for the three months ended September 30, 2007, was $5.0 million compared to $4.3 million for the three months ended September 30, 2006.  The following paragraphs discuss the principal components of non-interest expense and the primary reasons for the changes from 2006 to 2007.

Personnel Expense    Compensation and employee benefits was $2.8 million for the three months ended September 30, 2007, compared to $2.5 million for the three months ended September 30, 2006.  The increase in expense was due to annual merit increases and an increase in the number of full-time equivalent employees.  The number of full-time equivalent employees was 191 as of September 30, 2007, as compared to 180 at the same time last year.  The number of employees increased during the year due to the opening of the Jordan Creek banking center as well as the hiring of certain key employees over the last twelve months.

Office Property and Equipment   Office property and equipment expense increased $23,000 or 3% during the three months ended September 30, 2007, compared to the same period in the previous year.  The increase was primarily due to increased maintenance costs at the Company’s banking centers.

Data Processing, ATM and Debit Card Transaction Costs, and Other Item Processing Expense     Data processing, ATM and debit card transaction costs, and other item processing expense increased from $308,000 for the three months ended September 30, 2006, to $370,000 for the three months ended September 30, 2007.  The increase was primarily due to costs associated to the aforementioned Bank name change.

Professional, Insurance, and Regulatory   Professional, insurance and regulatory expense decreased to $255,000 from $284,000 for the three months ended September 30, 2007, as compared to the same period last year.  The Company incurred consulting and legal costs last year related to the implementation of the Company’s long-term incentive plan and cash incentive plan.

Advertising, Donations, and Public Relations   Expenses related to advertising, donations and public relations increased from $167,000 for the three months ended September 30, 2006, to $464,000 for the three months ended September 30, 2007.  The increase was due to the aforementioned non-recurring costs related to the Bank’s name change and brand image.  Management anticipates the cost level of this line item to return to more historical levels in the third and fourth quarters of fiscal year 2008.

Communication, Postage, and Office Supplies   Communications, postage, and office supplies expense increased by $17,000 from $194,000 for the three months ended September 30, 2006, to $211,000 for the three months ended September 30, 2007.  These increases were primarily due printing and postage related to the Bank’s name change.

Other Non-Interest Expense   Other non-interest expense increased by $65,000 for the three month period ended September 30, 2007, as compared to the same period in the previous year.  This increase was due to costs incurred by the Company to dispose of foreclosed property.

Income Tax Expense   Income tax expense for the three months ended September 30, 2007, and 2006, was $115,000 and $364,000, respectively, or 21.7% and 28.3% of pre-tax income, respectively.  The effective tax rate decreased primarily due to tax exempt income becoming a larger percentage of pretax income.

Financial Condition

Overview Total assets decreased by $15.3 million or 2.4%, to $630.6 million at September 30, 2007, from $645.8 million at June 30, 2007.  During the quarter funds from the maturity of investment securities, interest bearing deposits at other financial institutions and additional borrowings from the Federal Home Loan Bank were primarily used to fund a decline in the Company’s deposit liabilities.  The following paragraphs discuss the aforementioned

Index

changes in more detail along with other changes in the components of the assets and liabilities for the period ended September 30, 2007.

Interest-Bearing Deposits with Banks Interest-bearing deposits with banks, which consist primarily of overnight investments at the Federal Home Loan Bank (“FHLB”), decreased by $14.1 million to zero at September 30, 2007.  These balances were used to fund decreases in the Company’s deposit liabilities.

Securities Available-for-Sale and Held-for-Investment   Total securities decreased by $9.2 million to $122.7 million at September 30, 2007, from $131.9 million at June 30, 2007.  The decrease was primarily due to the maturity of commercial paper during the quarter.  These funds were also used to fund the aforementioned decline of interest bearing deposits.  In addition, the fair value of the Company’s Collateralized Debt Obligations (CDOs) declined.  Please refer to “Financial Condition – Stockholders’ Equity” for a further discussion of the Company’s CDOs.

Loans Receivable  Loans receivable increased by $3.7 million, to $435.6 million as of September 30, 2007, from $431.9 million at June 30, 2007.  During the quarter, commercial and commercial real estate loans increased.  These increases were offset by repayments of one-to-four family residential loans.  The following table sets forth information regarding the Company’s loan portfolio, by type of loan, on the dates indicated.

	September 30, 2007		June 30, 2007
(Dollars in Thousands)	Amount	%	Amount	%
First mortgage loans:
Secured by one to four family residences (1)	$123,536	28.5	$126,360	29.4
Secured by multi-family and non-residential properties (2)	198,919	45.8	197,952	46.1
Commercial business loans	55,475	12.8	50,439	11.7
Home equity and second mortgage loans	28,983	6.7	28,594	6.6
Other non-mortgage loans (3)	29,194	6.7	28,996	6.7
Loans in process, unearned discounts, premiums and
net deferred loan fees and costs	(552)	(0.1)	(459)	(0.1)
Subtotal	435,555	100.4	431,882	100.4
Allowance for loan losses	1,743	0.4	1,797	0.4
Total loans receivable	433,812	100.0	$430,085	100.0

(1)	Includes construction loans of $6.3 million and $9.7 million, respectively.
(2)	Includes construction loans of $23.6 million and $29.1 million, respectively.
(3)	Includes other secured non-mortgage loans, secured and unsecured personal loans, and loans on deposits.

Office property and equipment   Office property and equipment increased $1.7 million from $16.2 million at June 30, 2007, to $17.9 million at September 30, 2007.  The increase was due to construction costs associated with a new banking office in the Ankeny, Iowa.  The Company expects the banking center to open in the spring of 2008.  The Company continues to search for additional locations for full-service offices in the fast growing Des Moines metro area.

FHLB Stock   The Company’s FHLB stock increased from $3.6 million at June 30, 2007, to $4.9 million at September 30, 2007.  The increase was a direct result of the increase in FHLB advances, which increases the level of FHLB stock required to be held.

Deposit Liabilities   Deposit liabilities decreased by $40.6 million, to $467.3 million at September 30, 2007, from $507.9 million at June 30, 2007.  The decrease in deposits was partially due to the replacement of matured brokered certificates of deposits with FHLB advances of similar term.  The following table sets forth information regarding the Company’s deposit portfolio on the dates indicated.

Index

	September 30, 2007		June 30, 2007
(Dollars in Thousands)	Amount	%	Amount	%
Non-interest-bearing checking	$41,804	8.95	$45,200	8.90
Interest-bearing checking accounts	88,360	18.91	91,723	18.06
Money market accounts	53,891	11.53	55,848	11.00
Savings accounts	23,261	4.98	25,931	5.10
Certificates of deposit	259,964	55.63	289,163	56.94
Total deposits	$467,280	100.00	$507,865	100.00

FHLB Advances and Other Borrowings   The Company’s FHLB advances and other borrowings increased by $28.2 million, to $90.4 million at September 30, 2007, from $62.2 million at June 30, 2007.  The increase was due to the aforementioned replacement of brokered certificates of deposit with FHLB advances.

Stockholders’ Equity Total stockholders’ equity decreased by $2.5 million from $70.3 million at June 30, 2007, to 67.8 million at September 30, 2007.  The decrease was partially attributed to an increase in accumulated other comprehensive loss.  This increase was caused by a decline in the fair value of the Company’s available-for-sale securities, most notability its CDOs.  In recent months, volatility in world credit markets has resulted in significant fluctuations in the value of the Company’s CDOs.  In the opinion of management this volatility is due to market perceptions of credit risk.  It does not reflect the underlying credit quality or performance of the banks, thrifts, insurance companies, or REITS, that secure the Company’s CDOs.  There have been no significant defaults or payment deferrals, or other financial difficulties reported by the firms that secure the Company’s CDOs.  Regardless, continued volatility in the market value of these securities could result in significant fluctuations in the value of these securities.  This could have an adverse effect on the Company’s comprehensive income and accumulated other comprehensive income.  In addition, the Company repurchased 87,000 treasury shares during the period at an average price of $18.96.

Non-Performing and Classified Assets   Non-performing assets increased to $6.1 million on September 30, 2007, from $3.4 million as of June 30, 2007.  As a result, non-performing assets as a percentage of total assets increased from 0.19% at June 30, 2007, to 0.97% as of September 30, 2007.  The following table sets forth information regarding non-accrual loans and other non-performing assets at the dates indicated.

(Dollars in Thousands)	September 30, 2007	June 30, 2007
Loans accounted for on a non-accrual basis:
Single-family mortgage loans	$1,263	$405
Commercial real estate loans	974	732
Commercial business loans	1,378	-
Consumer loans	224	105
Total non-performing loans	3,839	1,242
Other non-performing assets (1)	2,251	2,156
Total non-performing assets	$6,090	$3,398
Restructured loans not included in other non-performing categories above	$1,153	$2,827

Non-performing loans as a percentage of total loans	0.88%	0.29%
Non-performing assets as a percentage of total assets	0.97%	0.19%
(1)
Includes the net book value of real property acquired by the Company through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is carried at the lower of cost or fair market value less estimated costs of disposition.  Also includes repossessed automobiles, boats, and trailers carried at the lower of cost or fair market value less estimated cost-to-sell.

As of September 30, 2007, the Company’s adversely classified assets totaled $9.2 million (which includes non-performing loans in the above table) or 1.46% of total assets compared to $4.9 million, or 0.76%, as of June 30, 2007.  Adversely classified assets include loans rated “Substandard”, “Doubtful”, or “Loss”, as well as foreclosed and repossessed assets.  Although the Company’s classified assets increased, management believes the allowance for loan

Index

loss is adequate.  The increase in classified assets was offset by a decrease in historical loan loss history which is a key driver in the calculation of the Company’s allowance for loan loss.  The Company is closely monitoring eight adversely classified loan relationships totaling $8.8 million that are included in the $9.2 million of adversely classified loans.  Seven of these loan relationships are classified “Substandard” and one was classified “Doubtful” as of that date.  The following paragraphs contain a brief discussion of each relationship.

In 2004, the Bank purchased $1.7 million participation of a $5.6 million tax increment financing note on a condominium project in Richfield, Minnesota.  In June of 2007, the Bank was informed that the tax increment collections on the project were significantly below what was expected.  As a result, current cash flows will not be sufficient to service the debt.  The bank group is currently meeting with borrower and the city to determine how to restructure loan so cash flow can service the debt.  Since this loan is sufficiently secured by real estate tax receipts, management classified this loan as “substandard”.  Management anticipates the restructuring to occur in second quarter of fiscal year 2008 and a loss, if any, will be recorded at that time.  Management believes that if a loss occurs, it will not be significant;  however, there can be no assurances.

In January of 2006 the Bank purchased $1.4 million participation of a $5.3 million loan to a concrete pumping business in Englewood, Colorado.  In November 2006, the Bank was notified that the borrower was having cash flow problems stemming from the slow down in residential construction and a slower than expected ramp up of business in a new market.  In June of 2007, the business hired a consultant to determine the capability of the company to service its debt.  The consultant’s findings determined that a restructure is necessary.  Since this loan is primarily secured by equipment, management has rated this loan as “Doubtful” in order to properly reflect the risk in the calculation of the Company’s allowance for loan loss.  Management anticipates the restructuring to occur in second quarter of fiscal year 2008.   Management believes that if a loss occurs, it will not be significant; however, there can be no assurances.

In 2005, the Bank purchased a $1.8 million participation in a $19.3 million loan for construction of a senior housing facility in Brooklyn Park, Minnesota.  At the time of closing a significant portion of the units in the project were pre-sold with valid purchase agreements and escrowed deposits.  The loan was paying as agreed until December of 2006.  At that time the borrower started to accept requests for cancellation of the original purchase agreements based on accusations of fraud on the part of an unrelated third party responsible for marketing the project.  As a result, the bank group was forced to commence foreclosure proceedings against the borrower.  The loan was transferred to foreclosed assets in the fourth quarter of the previous fiscal year.  Management believes this asset is adequately secured and no loss is expected at this time; however, there can be no assurances.

In 2002, the Bank purchased a $0.5 million participation of a $3.2 million loan to a private golf and social club.  The loan was paying as agreed until December 2006.  At that time the borrower notified the bank group of a significant operating shortfall.  Management believes this loan is adequately secured by the underlying collateral, which consists primarily of real estate and to a lesser degree accounts receivable and equipment.  No loss is expected at this time; however, there can be no assurances.

In 1999 and 2000 the Bank originated loans to an educational toy retailer.  The current balance of these loans totaled $0.5 million.  The borrower has experienced several years of operating losses and cash flow from that business is not sufficient to service the debt.  Despite the lack of cash flow, the loan is current due to the guarantor injecting cash into the business.  Management believes this loan is adequately secured by the underlying collateral which consists of real estate and to a lesser degree inventory and equipment.  No loss is expected at this time; however, there can be no assurances.

In 1999 and subsequent years the Bank originated loans to a local restaurant.  The current balance of these loans totaled $0.6 million.  The borrower has experienced several years of operating losses and cash flow from the business is not sufficient to service the debt.  Despite the lack of cash flow, the loan is current due to guarantor cash injections.  Management does not expect a loss at this time; however, there can be no assurances.

In 2005 and 2006 the Bank originated loans to a real estate developer in Des Moines Iowa.  The current balance of these loans was $1.7 million at September 30, 2007.  The borrower is in development and construction of single-family, real estate properties.  However, a large increase in inventory has created a drain on cash and is affecting the ability of the borrower to remain current with its debt obligations.  This relationship is the reason for the increase in non-accrual

Index

single-family mortgage loans.  Management is closely watching the situation and does not expect a loss at this time.  However, there can be no assurances.

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

Liquidity and Capital
           The Bank is required to maintain specified amounts of capital pursuant to regulations promulgated by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”).  The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well-capitalized" institution).  At September 30, 2007, the Bank's regulatory capital exceeded all regulatory minimum requirements, as well as the amount required to be classified as a "well-capitalized" institution.  The Bank's actual and required capital amounts and ratios as of September 30, 2007, and June 30, 2007, were as follows:

	September 30, 2007
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Tangible capital	$49,825	8.12%	$9,209	1.50%	-	-
Tier 1 leverage (core)	49,825	8.12	24,557	4.00	$30,696	5.00%
Tier 1 risk-based capital	49,825	10.37	19,222	4.00	28,834	6.00
Risk-based capital	51,464	10.71	38,445	8.00	48,056	10.00

	June 30, 2007
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Tangible capital	$49,018	7.83%	$9,395	1.50%	-	-
Tier 1 leverage (core)	49,018	7.83	25,054	4.00	$31,317	5.00%
Tier 1 risk-based capital	49,018	10.17	19,280	4.00	28,920	6.00
Risk-based capital	50,620	10.50	38,559	8.00	48,199	10.00

The Company is also required by OTS regulation to maintain sufficient liquidity to assure its safe and sound operation.  The Company's primary sources of liquidity are deposits obtained through its branch office network, borrowings from the FHLB and other sources, amortization, maturity, and prepayment of outstanding loans and investments, and sales of loans and other assets.  During the three months ended September 30, 2007, the Company used these sources of funds to fund loan commitments, purchase loans, and cover maturing liabilities and deposit withdrawals.  The Company had a total of $66.5 million of loan commitments outstanding as of September 30, 2007.   In addition, at September 30, 2007 the Company had $245.8 million in certificates of deposits, $68.2 million in FHLB advances, and $5.4 million in other borrowings that were scheduled to mature within one year.

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

Index

likely to have a material effect on the Company’s or the Bank’s liquidity, capital or operations, nor is management aware of any current recommendations by regulatory authorities which, if implemented would have a material effect on the Company’s or the Bank’s liquidity, capital or operations.

The Company also has a $5.0 million line of credit with another financial institution to provide liquidity at the holding company.  The line of credit has a one-year term and is priced at 175 basis points over the three month LIBOR rate.  The purpose of this line of credit is to provide cash for stock buybacks or to provide the holding company the ability to inject capital into the Bank.  As of September 30, 2007, there was no outstanding balance on this line of credit.  In addition, the Bank entered into agreements with three financial institutions to provide federal funds lines of credit in the amount of $5.0 million per financial institution.  As of September 30, 2007, there were no outstanding balances on any of the lines of credit.

The following table presents, as of September 30, 2007, the expected future payments of the Bank’s contractual obligations.

	Payments Due in:
(In thousands)	Less than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	Five Years or Greater	Total
FHLB advances	$68,179	$12,500	$1,250	-	$81,929
Other borrowings (1)	5,452	3,000	-	-	8,452
Operating lease	130	286	334	$496	1,246
Data processing	509	562	133	-	1,204
Off-balance-sheet (2)	66,459	-	-	-	66,459
Total	$140,729	$16,348	$1,717	$496	$159,290
(1)	Includes securities sold under repurchase agreements.
(2)	Includes commitments to extend credit, net of commitments to sell loans.

Off-Balance Sheet Arrangements

In addition to the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and letters of credit.  For the three months ended September 30, 2007, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company’s market risk is primarily comprised of interest rate risk resulting from its core banking activities of lending and deposit taking.  Interest rate risk is the risk that changes in market interest rates might adversely affect the Company’s net interest income or the economic value of its portfolio of assets, liabilities and off-balance-sheet contracts.  Management continually develops and applies strategies to mitigate this risk.  The Company primarily relies on the OTS Net Portfolio Value Model (the “Model”) to measure its susceptibility to interest rate changes.  For various assumed hypothetical changes in market interest rates, the Model estimates the current economic value of each type of asset, liability and off-balance-sheet contract.  The present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts results in a net portfolio value (“NPV”) estimate.  An analysis of the changes in NPV in the event of hypothetical changes in interest rates is presented in the Form 10-K filed by the Company for the fiscal year ended June 30, 2007.  The Company’s NPV ratio after a 200 basis point rate-shock was 9.16% at June 30, 2007, compared to 8.91% at June 30, 2006, as measured by the Model.  As of that date, the Company’s interest rate risk, as measured by the Model, was within the Company’s Asset Liability Policy guidelines and the OTS “level of risk” was reported as “minimal”.  Management does not believe that the Company’s primary

Index

market risk exposures and how those exposures were managed during the three months ended September 30, 2007, have changed significantly when compared to the immediately preceding quarter ended June 30, 2007.  However, the Company’s primary market risk exposure has not yet been quantified at September 30, 2007, and the complexity of the Model makes it difficult to accurately predict results.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended            September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, there have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.           OTHER INFORMATION

ITEM 1.  Legal Proceedings

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company's business.  In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2007 Annual Report on Form 10-K.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the nine months ended September 30, 2007.

The following table presents a summary of the Company’s share repurchases during the quarter ended September 30, 2007.
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
July 1 through July 31, 2007	24,000	$19.02	24,000	156,095
August 1 through August 31, 2007	63,000	$18.94	63,000	93,095
September 1 through September 30, 2007	none	-	-	93,095
(1)
On December 12, 2005 the Company announced that its Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 10% of its issued and outstanding shares, or up to 346,000 shares.  The program expires on October 25, 2008, pursuant to a one-year extension approved by the Board of Directors on October 25, 2007.

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

FIRST FEDERAL BANKSHARES, INC.

DATE: November 9, 2007	BY:	/s/ Michael W. Dosland
Michael W. Dosland
President and Chief Executive Officer

DATE: November 9, 2007	BY:	/s/ Michael S. Moderski
Michael S. Moderski
Senior Vice President, Chief Financial Officer
and Treasurer