Form 10-Q
period 2007-12-31
FIRST FEDERAL BANKSHARES INC
filed 2008-02-11
CIK 1075348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-25509

First Federal Bankshares, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	42-1485449
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

329 Pierce Street, Sioux City, Iowa	51101
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
    YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 8, 2008
Common Stock, $.01 par value	3,303,971

FIRST FEDERAL BANKSHARES, INC.

Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)
	December 31,	June 30,
	2007	2007
ASSETS
Cash and due from banks	$12,841,798	$11,613,908
Interest-bearing deposits in other financial institutions	7,938,500	14,124,559
Cash and cash equivalents	20,780,298	25,738,467

Securities available-for-sale (amortized cost $114,316,904 and $122,595,377, respectively)	109,738,083	122,309,017
Securities held-to-maturity (fair value $9,025,175 and $9,472,865, respectively)	8,960,362	9,549,072
Mortgage loans held for sale	1,663,489	2,130,709

Loans receivable	422,315,903	429,751,342
Allowance for loan losses	(2,056,057)	(1,797,393)
Net loans	420,259,846	427,953,949

Federal Home Loan Bank ("FHLB") stock, at cost	5,239,500	3,559,600
Office property and equipment, net	18,478,045	16,204,913
Accrued interest receivable	3,034,715	2,939,993
Goodwill	18,417,040	18,417,040
Foreclosed and repossessed assets	3,611,144	2,156,217
Other assets	15,799,474	14,857,533
Total assets	$625,981,996	$645,816,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit liabilities	$451,654,705	$507,865,063
Advances from FHLB and other borrowings	102,658,731	62,202,229
Advance payments by borrowers for taxes and insurance	888,169	916,021
Accrued interest payable	2,478,031	2,690,658
Accrued expenses and other liabilities	1,862,343	1,887,317
Total liabilities	559,541,979	575,561,288

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 1,000,000 shares; issued none	-	-
Common stock, $.01 par value, authorized 12,000,000 shares; issued 5,067,226 shares	50,624	50,604
Additional paid-in capital	39,387,859	39,230,016
Retained earnings, substantially restricted	59,013,978	58,704,525
Treasury stock, at cost, 1,764,255 shares and 1,677,255 shares, respectively	(28,535,663)	(26,885,723)
Accumulated other comprehensive income loss	(2,870,821)	(179,360)
Unearned ESOP	(605,960)	(664,840)
Total stockholders’ equity	66,440,017	70,255,222
Total liabilities and stockholders’ equity	$625,981,996	$645,816,510

See Notes to Consolidated Financial Statements.

Index

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
Interest income:
Loans receivable	$7,402,818	$7,534,928	$14,833,267	$15,170,771
Investment securities	1,994,426	1,004,556	4,019,237	1,798,560
Deposits in other financial institutions	7,609	109,615	58,049	243,833
Total interest income	9,404,853	8,649,099	18,910,553	17,213,164
Interest expense:
Deposits	3,914,621	3,784,219	8,476,884	7,206,277
Advances from FHLB and other borrowings	1,288,960	1,002,779	2,152,937	2,039,757
Total interest expense	5,203,581	4,786,998	10,629,821	9,246,034
Net interest income	4,201,272	3,862,101	8,280,732	7,967,130
Provision for loan losses	492,389	402,663	513,037	502,663
Net interest income after provision for loan losses	3,708,883	3,459,438	7,767,695	7,464,467
Non-interest income:
Service charges on deposit accounts	834,553	857,051	1,617,851	1,762,700
Fees on commercial and consumer loans	122,854	50,763	220,615	84,829
Gain on sale of real estate held for development	46,610	20,000	46,610	60,000
Mortgage banking revenue	176,995	177,777	370,871	377,528
Earnings from bank owned life insurance	138,119	131,493	274,674	263,999
Other income	266,044	265,989	562,986	553,466
Total non-interest income	1,585,175	1,503,073	3,093,607	3,102,522
Non-interest expense:
Personnel expense	2,824,927	2,618,066	5,631,128	5,138,248
Office property and equipment	700,616	686,782	1,401,863	1,364,812
Data processing, ATM and debit card transaction costs,
and other item processing expense	416,693	294,198	786,702	602,505
Professional, insurance and regulatory expense	252,170	274,719	507,061	558,789
Advertising, donations and public relations	302,600	216,644	766,325	383,675
Communications, postage and office supplies	224,553	208,435	435,313	402,040
Other expense	226,638	206,244	457,436	372,450
Total non-interest expense	4,948,197	4,505,088	9,985,828	8,822,519
Income before income taxes and
discontinued operations	345,861	457,423	875,474	1,744,470
Income taxes	28,000	77,000	143,000	441,000
Income from continuing operations	317,861	380,423	732,474	1,303,470
Income from discontinued operations, net of tax
of $20,000 and $46,000 respectively in 2006	-	32,101	-	75,796
Net income	$317,861	$412,524	$732,474	$1,379,266

Per share information:
Basic earnings per share from continuing operations	$0.10	$0.11	$0.23	$0.40
Basic earnings per share from discontinued operations	-	0.01	-	0.02
Basic earnings per share	$0.10	$0.12	$0.23	$0.42

Diluted earnings per share from continuing operations	$0.10	$0.11	$0.22	$0.39
Diluted earnings per share from discontinued operations	-	0.01	-	0.02
Diluted earnings per share	$0.10	$0.12	$0.22	$0.41

See Notes to Consolidated Financial Statements.

Index

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)
	Six Months
	Ended December 31,
	2007	2006
Capital Stock:
Beginning of year balance	$50,604	$50,109
Restricted stock vested: 2,062 shares	20	-
Stock options exercised: none and 40,987 shares, respectively	-	388
End of period balance	50,624	50,497

Additional paid-in capital:
Beginning of year balance	39,230,016	38,293,233
Stock options exercised	-	540,252
Stock compensation expense	90,361	44,535
Employee stock grants awarded	-	(5,742)
Stock appreciation of allocated ESOP shares	39,830	72,459
Amortization of employee stock grants	27,652	6,593
End of period balance	39,387,859	38,951,330

Retained earnings, substantially restricted:
Beginning of year balance	58,704,525	57,013,427
Adoption of FIN 48	180,000	-
Adoption of SFAS 156	79,374	-
Net income	732,474	1,379,266
Dividends paid on common stock: $0.21 and $0.205 per share, respectively	(682,395)	(677,767)
End of period balance	59,013,978	57,714,926

Treasury stock, at cost:
Beginning of year balance	(26,885,723)	(25,920,685)
Employee stock grants awarded	-	5,742
Treasury stock acquired: 87,000 and 14,227 shares, respectively	(1,649,940)	(308,680)
End of period balance	(28,535,663)	(26,223,623)

Accumulated other comprehensive (loss):
Beginning of year balance	(179,360)	(325,650)
Net change in unrealized gains (losses) on securities
available-for-sale, net of income taxes	(2,691,461)	246,098
End of period balance	(2,870,821)	(79,552)

Unearned ESOP shares:
Beginning of year balance	(664,840)	(786,540)
ESOP shares allocated	58,880	61,720
End of period balance	(605,960)	(724,820)
Total stockholders' equity	$66,440,017	$69,688,758

See Notes to Consolidated Financial Statements.

Index

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income	$317,861	$412,524	$732,474	$1,379,266
Accumulated other comprehensive income (loss):
Unrealized holding gains (losses) arising during
the period, net of tax	(1,438,575)	(2,851)	(2,691,461)	246,098
Total comprehensive income (loss)	$(1,120,714)	$409,673	$(1,958,987)	$1,625,364

See Notes to Consolidated Financial Statements.

Index

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)	Six months ended
	December 31,
	2007	2006
Cash flows from continuing operating activities:
Net income	$732,474	$1,379,266
Income from discontinued operations	-	(75,796)
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Loans originated for sale to investors	(33,347,000)	(21,963,000)
Proceeds from sale of loans originated for sale	33,795,337	22,447,213
Provision for losses on loans	513,037	502,663
Depreciation and amortization	719,553	578,302
Provision for deferred taxes	208,000	469,000
Equity-based compensation	216,743	185,307
Tax benefit resulting from stock options exercised	-	(134,000)
Net gain on sale of loans	(370,871)	(345,907)
Net gain on sale of real estate held for development	(46,610)	(60,000)
Amortization of premiums and discounts on loans,
mortgage-backed securities and investment securities	(6,702)	(214,359)
Increase in accrued interest receivable	(94,722)	(73,600)
Decrease (increase) in other assets	219,991	(32,749)
Increase (decrease) in accrued interest payable	(212,627)	486,299
Increase (decrease) in accrued expenses and other liabilities	(24,974)	85,873
Decrease in accrued taxes on income	(69,748)	(972,082)
Net cash provided by continuing operating activities	2,231,881	2,262,430
Cash flows from continuing investing activities:
Proceeds from maturities of securities held-to-maturity	581,560	1,169,180
Purchase of securities available-for-sale	-	(34,292,531)
Proceeds from maturities of securities available-for-sale	8,254,638	19,170,972
Redemption (purchase) of FHLB stock	(1,679,900)	578,500
Loans purchased	(5,242,000)	(8,571,000)
Decrease in loans receivable	11,108,283	14,969,543
Purchase of office property and equipment	(2,829,566)	(2,399,269)
Proceeds from sale of foreclosed real estate	235,154	72,255
Proceeds from sale of real estate held for development	804,844	1,207,277
Expenditures on real estate held for development	(309,020)	(1,054,574)
Net cash provided by (used in) continuing investing activities	10,923,993	(9,149,647)
Cash flows from continuing financing activities:
Increase (decrease) in deposits	(56,210,358)	1,606,145
Proceeds from advances from FHLB and other borrowings	85,885,467	3,134,865
Repayment of advances from FHLB and other borrowings	(45,428,965)	(18,000,000)
Net decrease in advance payments by borrowers for taxes and insurance	(27,852)	(62,238)
Issuance of common stock under stock options exercised	-	406,640
Tax benefit resulting from stock options exercised	-	134,000
Repurchase of common stock	(1,649,940)	(308,680)
Cash dividends paid	(682,395)	(677,767)
Net cash (used in) continuing financing activities	(18,114,043)	(13,767,035)
Cash flows from discontinued operations:
Net cash provided by operating activities of discontinued operations	-	106,526
Net cash provided by discontinued operations	-	106,526
Net decrease in cash and cash equivalents	(4,958,169)	(20,547,726)
Beginning of year	25,738,467	39,904,749
End of year	$20,780,298	$19,357,023

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$10,842,448	$8,759,735
Income taxes	4,748	864,082

See Notes to Consolidated Financial Statements.

Index

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of presentation

The consolidated financial statements as of and for the three and six month periods ended December 31, 2007 and 2006, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in year-end financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to these rules and regulations.  These consolidated financial statements should be read in conjunction with the Company’s Audited Consolidated Financial Statements and notes that are included in its Annual Report for the year ended June 30, 2007, filed on Form 10-K.

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

Critical Judgments and Estimates   The Company describes all of its significant accounting policies in Note 1 of the Company's Audited Consolidated Financial Statements in its 2007 Annual Report on Form 10-K.   Particular attention should be paid to the Company’s allowance for losses on loans, which requires significant management judgments and/or estimates because of the inherent uncertainties surrounding this area and/or the subjective nature of the area.  Information on the impact loss allowances have had on the Company's financial condition and results of operations for the three  and six month periods ended December 31, 2007 and 2006, can be found below, in the sections entitled  "Results of Operations – Provision for Losses on Loans" and “Financial Condition – Non-Performing and Classified Assets”.

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

Other Accounting Estimates   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Note 2.  Organization

The Company is the holding company for Vantus Bank (the “Bank” formerly known as “First Federal Bank”).  The Company owns 100% of the Bank’s common stock.  Currently, the Company engages in no other significant activities beyond its ownership of the Bank’s common stock.

Note 3.  Discontinued Operations

The Company sold substantially all the assets of its title search and abstract continuation business in a cash sale on March 1, 2007.  The results of operations of this business are shown in the Company’s consolidated statements of income for the three and six months ended December 31, 2006, as “discontinued operations.”   The assets of the business sold have not been presented separately because those amounts are not material.

Index

Note 4.  Effect of New Accounting Standards

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (as Amended) (“SFAS 156”).  This Statement amends Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 requires the separate accounting for servicing assets and servicing liabilities which arise from the sale of financial assets; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value; permits the choice of an amortization method or fair value method for subsequent measurements; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.  SFAS 156 was effective July 1, 2007, for the Company.  The Company has chosen to use the fair value method in measuring its servicing asset.  As a result of the adoption of SFAS 156, the Company’s stockholders’ equity increased approximately $79,000 net of income tax on July 1, 2007, as a result of the adjustment of its servicing asset to fair value.  Subsequent adjustments to fair value are reflected in income as a component of mortgage banking revenue on the consolidated statements of income.

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

As a result of the implementation of FIN 48 on July 1, 2007, the Company recognized an $180,000 decrease to reserves for uncertain tax positions, resulting in a liability for unrecognized tax benefits of $127,000 at July 1, 2007.  The Company has included in the liability for unrecognized tax benefits approximately $26,000 for the payment of interest and penalties at December 31, 2007.  This adjustment was accounted for as an adjustment to the beginning balance of retained earnings.  There have been no significant changes to this amount during the quarter ended December 31, 2007 and the Company does not expect that there will be any significant increase or decrease in fiscal year 2008.

In September 2006, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-04).  In March 2007, the EITF reached a final conclusion on Issue 06−10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.  The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for.  The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement and, therefore, a liability for the postretirement obligation must be recognized. EITF 06-04 is effective for annual reporting periods beginning after  December 15, 2007, with earlier adoption permitted.  The Company plans to adopt EITF 06-04 on July 1, 2008.  EITF 06-04 allows the Company to record the initial recognition of the liability through stockholders’ equity.  Upon the adoption of EITF 06-04 management estimates the Company’s stockholders’ equity will decrease approximately $459,000 after income tax.  Ongoing expenses will be recognized through the current year income.  Management estimates the first year’s expense to be approximately $20,000 after income taxes and decrease earnings per share by less than $0.01.

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

Index

In February 2007, the FASB issued Statement No. 159, (“SFAS 159”) The Fair Value Option for Financial Assets and Financial Liabilities – Including an  amendment of FASB Statement No. 115.  This Statement provides entities with an option to report selected financial assets at fair value.  The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of SFAS 157.  At this time, the Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations, and cash flows.

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

Note 5.  Earnings Per Share

The following information was used in the computation of net earnings per common share on both a basic and diluted basis for the periods presented.

Index

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Basic earnings per share computation:
Income from continuing operations	$317,861	$380,423	$732,474	$1,303,470
Income from discontinued operations	-	32,101	-	75,796
Net income	$317,861	$412,524	$732,474	$1,379,266
Weighted average common shares outstanding	3,236,718	3,318,317	3,248,309	3,309,482
Basic earnings per share from continuing operations	$0.10	$0.11	$0.23	$0.40
Basic earnings per share from discontinued operations	-	0.01	-	0.02
Basic earnings per share	$0.10	$0.12	$0.23	$0.42

Diluted earnings per share computation:
Income from continuing operations	$317,861	$380,423	$732,474	$1,303,470
Income from discontinued operations	-	32,101	-	75,796
Net income	$317,861	$412,524	$732,474	$1,379,266
Weighted average common shares outstanding	3,236,718	3,318,317	3,248,309	3,309,482
Incremental option and recognition and retention plan shares
using treasury stock method	15,458	28,697	17,547	33,456
Diluted shares outstanding	3,252,176	3,347,014	3,265,856	3,342,938
Diluted earnings per share from continuing operations	$0.10	$0.11	$0.22	$0.39
Diluted earnings per share from discontinued operations	-	0.01	-	0.02
Diluted earnings per share	$0.10	$0.12	$0.22	$0.41

Note 6.  Dividends

On January 17, 2008, the Company declared a cash dividend on its common stock, payable on February 29, 2008, to stockholders of record as of February 15, 2008, equal to $0.105 per share.

Note 7.  Operating Segments

An operating segment is generally defined as a component of a business for which discrete financial information is available and the operating results of which are regularly reviewed by the chief operating decision-maker. The Company’s primary business segment is banking.  The banking segment generates revenue through interest and fees on loans, service charges on deposit accounts, and interest on investment securities.  The banking segment includes the Bank and the Company and related elimination entries between the two; since the Company’s primary activity is its ownership of the common stock of the Bank.  The “other” segment includes the Company’s real estate development subsidiary.  ‘Discontinued operations’ is related to a wholly-owned subsidiary of the Bank that operated a title search and abstract continuation business in Iowa.  The Company sold substantially all the assets of this subsidiary in March of 2007.

Selected financial information on the Company’s segments is presented below for the three and six months ended December 31, 2007 and 2006.

Index

	Three Months Ended December 31, 2007
(Dollars in Thousands)	Banking	Other	Consolidated
Interest income	$9,405	-	$9,405
Interest expense	5,204	-	5,204
Net interest income	4,201	-	4,201
Provision for loan losses	492	-	492
Net interest income after provision for loan losses	3,709	-	3,709
Non-interest income	1,539	$46	1,585
Non-interest expense	4,942	6	4,948
Income before income taxes	306	40	346
Income taxes	13	15	28
Net income	$293	$25	$318
Depreciation and amortization	$507	-	$507

	Three Months Ended December 31, 2006
(Dollars in Thousands)	Banking	Other	Consolidated
Interest income	$8,649	-	$8,649
Interest expense	4,787	-	4,787
Net interest income	3,862	-	3,862
Provision for loan losses	403	-	403
Net interest income after provision for loan losses	3,459	-	3,459
Non-interest income	1,483	$20	1,503
Non-interest expense	4,489	15	4,504
Income before income taxes and discontinued operations	453	5	458
Income taxes	74	3	77
Income from continuing operations	379	2	381
Income from discontinued operations, net of tax	-	32	32
Net income	$379	$34	$413
Depreciation and amortization	$273	-	$273

Index

	Six Months Ended December 31, 2007
(Dollars in Thousands)	Banking	Other	Consolidated
Interest income	$18,911	-	$18,911
Interest expense	10,630	-	10,630
Net interest income	8,281	-	8,281
Provision for loan losses	513	-	513
Net interest income after provision for loan losses	7,768	-	7,768
Non-interest income	3,043	$50	3,093
Non-interest expense	9,974	12	9,986
Income before income taxes	837	38	875
Income taxes	129	14	143
Net income	$708	$24	$732
Depreciation and amortization	$720	-	$720
Total assets	$625,977	$5	$625,982

	Six Months Ended December 31, 2006
(Dollars in Thousands)	Banking	Other	Consolidated
Interest income	$17,213	-	$17,213
Interest expense	9,246	-	9,246
Net interest income	7,967	-	7,967
Provision for loan losses	503	-	503
Net interest income after provision for loan losses	7,464	-	7,464
Non-interest income	3,043	$60	3,103
Non-interest expense	8,774	49	8,823
Income before income taxes and discontinued operations	1,733	11	1,744
Income taxes	436	5	441
Income from continuing operations	1,297	6	1,303
Income from discontinued operations, net of tax	-	76	76
Net income	$1,297	$82	$1,379
Depreciation and amortization	$578	-	$578
Total assets	$599,710	$930	$600,640

Note 8.  Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. Weighted-average assumptions used for stock appreciation rights (SAR) granted during the six months ended December 31, 2007 under the 2006 Stock-Based Incentive Plan were: dividend yield of 3.12%; expected volatility of 22.0%; risk-free interest rate of 3.46%; expected life of 5.0 years; and weighted-average grant date fair value of $2.309.

A summary of SAR activity as of December 31, 2007, and changes since June 30, 2007 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Term (years)	Value
Outstanding SARs as of June 30, 2007	59,246	$19.10
Granted	34,585	13.45
Outstanding at December 31, 2007	93,831	$17.02	9.6	$20,751
Exercisable at December 31, 2007	3,333	$22.04	8.8	-

No stock options were granted during the six months ended December 31, 2007.  A summary of option activity for the six months ended December 31, 2007 is presented below:

Index

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Term (years)	Value
Outstanding options as of June 30, 2007	81,000	$17.49
Forfeited	(2,750)	23.46
Outstanding at December 31, 2007	78,250	$17.28	5.8	$96,189
Exercisable at December 31, 2007	57,450	$15.79	4.9	$96,189

Share-based compensation expense for the six months ended December 31, 2007 and 2006 totaled $90,000 and $45,000, respectively. As of December 31, 2007, there was $353,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, to be recognized over a weighted-average period of 1.5 years.

A summary of the status of the Company’s non-vested shares of restricted stock as of December 31, 2007, and changes during the six months ended December 31, 2007, is as follows:

		Weighted-Average
		Grant-Date
	Number	Fair Value
Non-vested restricted shares	6,400	$21.02
Vested	(1,600)	19.58
Non-vested at December 31, 2007	4,800	$21.50

Restricted stock expense for the six months ended December 31, 2007 and 2006 was $28,000 and $7,000, respectively.  As of December 31, 2007, there was $67,000 of total unrecognized compensation cost related to non-vested restricted shares.  The cost is expected to be recognized over a weighted-average period of 4.0 years.  The total fair value of shares vested during the six months ended December 31, 2007 was $25,000.

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

Results of Operations

Quarter Overview   The Company’s net income for the three months ended December 31, 2007, was $318,000 or $0.10 per diluted share compared to $413,000 or $0.12 per diluted share in the same period last year.  These amounts represent an annualized return on average assets (“ROA”) of 0.20% and 0.28%, respectively, and an annualized return on average equity (“ROE”) of 1.86% and 2.35%, respectively.

The decrease in net income for the three months ended December 31, 2007, as compared to the three months ended December 31, 2006, was due to a $443,000 increase in non-interest expense and a $90,000 increase in provision for loan losses.  In addition, discontinued operations contributed $32,000 for the three months ended December 31, 2006.  These developments were offset by a $339,000 increase in net interest income, an $82,000 increase in non-interest income, and a $49,000 decrease in income tax expense.

Six Month Overview   The Company’s net income for the six months ended December 31, 2007, was $732,000 or $0.22 per diluted share, compared to $1.4 million or $0.41 per diluted share in the same period last year.   These amounts represent an ROA of 0.23% and 0.46%, respectively, and an ROE of 2.12% and 3.93%, respectively.

The decrease in net income for the six months ended December 31, 2007 as compared to the same period a year ago was due to a $1.2 million increase in non-interest expense, an $11,000 increase in provision for loan losses and a $9,000 decrease in non-interest income.    In addition, discontinued operations contributed $76,000 for the six months ended December 31, 2006.  These developments were partially offset by an increase in net interest income of $313,000 and a $298,000 decrease in income tax expense.

The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of net income during the three and six month periods ended December 31, 2007.

Net Interest Income  Net interest income for the three months and the six months ended December 31, 2007, totaled $4.2 million and $8.3 million, respectively, compared to $3.9 million and $8.0 million, respectively, for the same periods ended December 31, 2006.  The Company’s net interest margin increased 13 basis points to 3.02% for the three months ended December 31, 2007, from 2.89% during the same period in the previous year.  The increase in net interest margin was due to asset yields rising faster than the cost of the Company’s interest-bearing liabilities.  Asset yields increased 29 basis points due primarily to increases in yields on the Company’s investment and loan portfolios.  The Company’s interest-bearing liabilities only increased eight basis points during the same time period.  In addition, average earning assets for the three months ended December 31, 2007, increased $21.4 million compared to the same period last year.   The asset growth occurred in the Company’s investment security portfolio and was offset by decreases in the Company’s loan portfolio.  During the previous fiscal year the Bank purchased $50 million of floating-rate, trust-preferred securities funded with short-term borrowings.  This transaction has a current after-tax annualized ROA in excess of 1.75%.

Index

The improvement in the Company’s net interest margin in the most recent quarter represents the third straight increase on a quarter-to-quarter basis.  This improvement is due principally to a declining interest rate environment.  Also contributing was management’s decision to price certain deposit products less aggressively relative to its competitors.  Management expects the Company’s net interest margin to continue to improve modestly in the near-term in light of continued declines in market interest rates subsequent to December 31, 2007.  However, there can be no assurances.

For the six months ended December 31, 2007, the Company’s net interest margin declined slightly from 3.00% to 2.96%.  The decline in margin was offset by an increase in average earning assets.  Average earning assets as of December 31, 2007, increased $26.8 million to $565.5 million as compared to the same period last year.

The following tables set forth information regarding the average balances of the Company’s assets, liabilities, and equity, as well as the average yield on assets and average cost of liabilities for the periods indicated.  The information is based on daily average balances during the three and six month periods ended December 31, 2007 and 2006.

	Three months ended December 31,
	2007			2006
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (1)	$434,846	$7,403	6.75%	$455,018	$7,535	6.57%
Investment securities (2)	127,477	1,994	6.35%	78,212	1,004	5.37%
Deposits in other financial institutions	745	8	4.05%	8,476	110	5.13%
Total interest-earning assets	563,068	9,405	6.66%	541,706	8,649	6.37%
Non-interest-earning assets	64,322			55,184
Total assets	$627,390			$596,890
Interest-bearing liabilities:
Deposit liabilities	$411,313	3,915	3.78%	$397,549	3,784	3.78%
Borrowings	100,438	1,289	5.09%	82,723	1,003	4.81%
Total interest-bearing liabilities	511,751	5,204	4.03%	480,272	4,787	3.95%
Non-interest-bearing:
Deposit liabilities	42,958			41,423
Other liabilities	5,268			5,433
Total liabilities	559,977			527,128
Stockholders’ equity	67,413			69,762
Total liabilities and
stockholders' equity	$627,390			$596,890
Net interest income		$4,201			$3,862
Interest rate spread			2.63%			2.42%
Net interest margin			3.02%			2.89%
Ratio of average interest-earning assets
to average interest-bearing liabilities			110.03%			112.79%

(1)	Average balances include nonaccrual loans and loans held for sale. Interest income includes amortization of deferred loan fees, which is not material.
(2)	Investment securities income is presented without the benefit of the tax effect of tax exempt income; yields are presented on a tax-effected basis.
(3)	Net interest margin represents net interest income, tax-effected, as a percentage of average earning assets.

Index

	Six months ended December 31,
	2007			2006
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (1)	$433,268	$14,834	6.79%	$457,147	$15,170	6.58%
Investment securities (2)	129,913	4,019	6.28%	72,140	1,799	5.24%
Deposits in other financial institutions	2,326	58	4.95%	9,395	244	5.15%
Total interest-earning assets	565,507	18,911	6.66%	538,682	17,213	6.38%
Non-interest-earning assets	63,303			55,362
Total assets	$628,810			$594,044
Interest-bearing liabilities:
Deposit liabilities	$430,716	8,477	3.90%	$392,063	7,206	3.65%
Borrowings	83,126	2,153	5.14%	85,096	2,040	4.75%
Total interest-bearing liabilities	513,842	10,630	4.10%	477,159	9,246	3.84%
Non-interest-bearing:
Deposit liabilities	42,680			42,276
Other liabilities	5,383			5,058
Total liabilities	561,905			524,493
Stockholders’ equity	66,905			69,551
Total liabilities and
stockholders' equity	$628,810			$594,044
Net interest income		$8,281			$7,967
Interest rate spread			2.56%			2.54%
Net interest margin			2.96%			3.00%
Ratio of average interest-earning assets
to average interest-bearing liabilities			110.05%			112.89%

(1)	Average balances include nonaccrual loans and loans held for sale. Interest income includes amortization of deferred loan fees, which is not material.
(2)	Investment securities income is presented without the benefit of the tax effect of tax exempt income; yields are presented on a tax-effected basis.
(3)	Net interest margin represents net interest income, tax-effected, as a percentage of average earning assets.

Provision for Losses on Loans Provision for losses on loans increased to $492,000 for the three months ended December 31, 2007, from $403,000 for the three months ended December 31, 2006.  For the six months ended December 31, 2007, the provision for loan losses increased to $513,000 from $503,000 during the same time period last year.  The increase was primarily attributed to the partial charge-off of two commercial real estate loan relationships during the period and the establishment of a specific loss allowance on a commercial loan to a concrete pumping company.  The loan loss provision in the same quarter of the previous year was related to the Company’s reclassification of $10.3 million of non-performing and classified loans to held for sale.  These loans were subsequently sold in 2007.

The Company’s allowance for loan losses totaled $2.1 million as of December 31, 2007, compared to $1.8 million as of June 30, 2007.  The Company’s allowance for loan losses was 68.8% and 144.7% of non-performing loans as of December 31, 2007, and June 30, 2007, respectively.  Although the Company’s allowance for loan loss has increased in absolute dollars during the six months ended December 31, 2007, it has decreased relative to its non-performing loans.  Management believes the allowance for loan loss is adequate.  The impact of an increase in non-performing loans was partially offset by a decrease in the Bank’s long-term historical loan loss experience.  This experience is a key driver in the calculation of the Company’s allowance for loan loss.

Non-performing loans and adversely classified assets have increased in recent months consistent with well-publicized difficulties in the overall markets for commercial and residential real estate.  Management expects this trend to continue in the near term, but believes the Company’s classified assets are manageable.  Although management

Index

believes that the Company’s present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Company’s results of operations.  For additional discussion, refer to “Financial Condition – Non-Performing and Adversely Classified Assets.”

The following table summarizes the activity in the Company’s allowance for loan losses for the three and six months ended December 31, 2007 and 2006.

	Three months ended		Six months ended
	December 31		December 31
(Dollars in Thousands)	2007	2006	2007	2006
Balance at beginning of period	$1,743	$5,482	$1,797	$5,466
Provision for loan losses	492	403	513	503
Charge-offs:
Commercial real estate loans	(182)	-	(182)	(20)
Commercial business loans	(15)	(2,617)	(71)	(2,617)
Consumer loans	(33)	(49)	(79)	(127)
Total loans charged-off	(230)	(2,666)	(332)	(2,764)
Loans transferred to held for sale	-	(1,300)	-	(1,300)
Recoveries	51	125	78	139
Charge-offs, net of recoveries	(179)	(3,841)	(254)	(3,925)
Balance at end of period	$2,056	$2,044	$2,056	$2,044

Allowance for loan losses to total loans	0.47%	0.46%	0.47%	0.46%
Allowance for loan losses to non-performing loans	68.81%	73.66%	68.81%	73.66%
Net annualized charge-offs to average loans outstanding	0.16%	3.38%	0.12%	1.72%

Non-Interest Income   Non-interest income totaled $1.6 million for the three months ended December 31, 2007, compared to $1.5 million during the same period in 2006.  For the six months ended December 31, 2007 and 2006, non-interest income totaled $3.1 million in both periods.  The following paragraphs discuss the principal components of non-interest income and the primary reasons for the changes from 2006 to 2007.

Service Charges on Deposit Accounts   Service charges on deposits decreased $22,000 to $835,000 for the three month period ended December 31, 2007, as compared to the same period in the previous year.  For the six months ended December 31, 2007, service charges on deposit accounts totaled $1.6 million as compared to $1.8 million for the six months ended December 31, 2006.   The decline in both periods was primarily due the elimination of fees on internet banking services and lower income from overdraft fees as a result of the implementation of an overdraft protection product.  These changes were driven by competitive forces in the Company’s market places.

Service Charges on Commercial and Consumer Loan   Service charges on commercial and consumer loans increased $72,000 to $123,000 for the three month period ended December 31 2007, as compared to the same period in the previous year.  For the six months ended December 31, 2007, service charges on loans increased $136,000 to $220,000.  The increase was primarily due to the collection of prepayment penalties on commercial and commercial real estate loans during the current period.  The collection of prepayment penalties increased due to the general decline in market interest rates during the period and a corresponding increase in refinancing activity in the commercial real estate portfolio.

Gain on Sale of Real Estate Held for Development   The gain on sale of real estate held for development for the three months ended December 31, 2007 and 2006, was $47,000 and $20,000, respectively.  For the six months ended December 31, 2007 and 2006, gain on the sale of real estate held for development totaled $47,000 and $60,000, respectively.  The gains recognized in both periods were due to sales from a condominium development project in the Company’s real estate development subsidiary.  This project is now completed.  The Company does not intend to undertake any further real estate development projects.

Mortgage Banking Revenue   Mortgage banking revenue consists of gain on sale of residential loans, loan origination and closing fees, and mortgage servicing income.  Mortgage banking revenue declined $1,000

Index

from $178,000 for the three months ended December 31, 2006, to $177,000 for the three months ended December 31, 2007.  For the six months ended December 31, 2007, mortgage banking revenue decreased $7,000 to $371,000 from $378,000 during the same period last year.  The decrease was due to a decline in the market value of the Company’s mortgage servicing portfolio.  This decline was offset by an increase in fixed rate mortgage origination volumes due to the overall decline in market interest rates.

Earnings from bank owned life insurance   Earnings from bank owned life insurance increased $7,000 to $138,000 for the three months ended December 31, 2007.  For the six months ended December 31, 2007, earnings for bank owned life insurance increased $11,000 to $275,000 from $264,000 during the same period last year.  The change was attributed to an increase in the investment yield of the underlying insurance policies.

Other Income   Other income for the three months ended December 31, 2007 and 2006, was $266,000 in both periods.  For the six months ended December 31, 2007, other income totaled $563,000 as compared to $553,000 for the six months ended December 31, 2006.  The change was primarily due to an increase in sales of fixed annuities and mutual funds.

Non-Interest Expense   Non-interest expense for the three months ended December 31, 2007, was $5.0 million compared to $4.5 million for the three months ended December 31, 2006.  For the six months ended      December 31, 2007, non-interest expense totaled $10.0 million compared to $8.9 million for the same period a year ago.   The following paragraphs discuss the principal components of non-interest expense and the primary reasons for the changes from 2006 to 2007.

Personnel Expense    Compensation and employee benefits was $2.8 million for the three months ended December 31, 2007, compared to $2.6 million for the three months ended December 31, 2006.  The increase in expense was due to annual merit increases and an increase in the number of full-time equivalent employees.  The number of full-time equivalent employees was 196 as of December 31, 2007, compared to 177 at the same time last year.  The number of employees increased during the year due to the opening of a new banking center in the Des Moines market as well as the hiring of certain key employees over the last twelve months.

Office Property and Equipment   Office property and equipment expense increased $14,000 or 2.0% during the three months ended December 31, 2007, compared to the same period in the previous year.  For the six months ended December 31, 2007, office property and equipment expense increased $37,000 to $1.4 million as compared to the same time period one year ago.  Depreciation expense increased as compared to the prior year due to the aforementioned opening of a new banking center in the Des Moines area.  In addition, building lease and property tax expenses increased from the prior year as a result of general inflationary increases.

Data Processing, ATM and Debit Card Transaction Costs, and Other Item Processing Expense     This expense category increased from $294,000 for the three months ended December 31, 2006, to $417,000 for the three months ended December 31, 2007.  For the six months ended December 31, 2007, this expense increased to $787,000 from $603,000.  The increase was partially due to costs associated with the purchase of new debit card stock in association with the Bank’s name change.  In addition, the Company has been successful in increasing the number of individuals using online banking and bill pay as well as cell phone banking.  As a result, processing costs through these channels have increased.

Professional, Insurance, and Regulatory   Professional, insurance and regulatory expense for the three months ended December 31, 2007, decreased to $252,000 from $275,000 for the same period a year ago.  For the six months ended December 31, 2007, professional, insurance, and regulatory expense decreased $52,000 or 9.3% to $507,000 as compared to the six months ended December 31, 2006.  The Company incurred consulting and legal costs last year related to the implementation of the Company’s long-term incentive plan and cash incentive plan.

Advertising, Donations, and Public Relations   Expenses related to advertising, donations, and public relations increased from $217,000 for the three months ended December 31, 2006, to $303,000 for the three months ended December 31, 2007.  For the six months ended December 31, 2007, expenses related to advertising, donations and public relations totaled $766,000 as compared to $384,000 for the six months ended December 31, 2006. The increase in both periods was due to non-recurring costs related to the Bank’s name change and brand image.

Index

Management anticipates the cost level of this line item to return to more historical levels in the third and fourth quarters of fiscal year 2008.

Communication, Postage, and Office Supplies   Communications, postage, and office supplies expense increased by $16,000 from $208,000 for the three months ended December 31, 2006, to $225,000 for the three months ended December 31, 2007.  For the six months ended December 31, 2007, communication postage and office supply expense increased $33,000 to $435,000 as compared to last year.   These increases were due to printing and postage related to the Bank’s name change and the opening of the aforementioned Des Moines banking center.

Other Non-Interest Expense   Other non-interest expense increased from $206,000 for the three months ended December 31, 2006, to $227,000 for the three months ended December 31, 2007.  For the six months ended December 31, 2007, other expense increased to $457,000 compared to $372,000 for the six months ended December 31 2006.  This increase was due to costs incurred by the Company to dispose of foreclosed property and the recognition of allowances for debit card fraud and checking account overdraft losses.

Income Tax Expense   Income tax expense for the three months ended December 31, 2007 and 2006, was $28,000 and $77,000, respectively, or 8.1% and 16.8% of pre-tax income, respectively.  For the six months ended December 31, 2007 and 2006, income tax expense was $143,000 and $441,000, respectively, or 16.3% and 25.3%, respectively.  The effective tax rate decreased primarily due to tax exempt income becoming a larger percentage of pretax income.

Financial Condition

Overview Total assets decreased by $19.8 million or 3.1%, to $626.0 million at December 31, 2007, from $645.8 million at June 30, 2007.  The maturity of investment securities and declines in interest bearing deposits at other financial institutions were primarily used to fund a decrease in deposit liabilities and maturities of FHLB advances.  The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of the assets and liabilities for the period ended December 31, 2007.

Interest-Bearing Deposits with Banks Interest-bearing deposits with banks, which consist primarily of overnight investments at the FHLB, decreased by $6.2 million to $7.9 million December 31, 2007.  These balances were used to fund the aforementioned decreases in the Company’s deposit liabilities.

Securities Available-for-Sale and Held-for-Investment   Total securities decreased by $13.2 million to $118.7 million at December 31, 2007, from $131.9 million at June 30, 2007.  The decrease was primarily due to the maturity of commercial paper and principal payments from the Company’s mortgage backed security (“MBS”) portfolio.  These funds were also used to fund the aforementioned decline of deposit liabilities and maturities of FHLB advances.  In addition, the fair value of the Company’s trust-preferred pooled securities (“TPSs”) declined.  Please refer to “Financial Condition – Stockholders’ Equity” for a further discussion of the Company’s TPSs.

Loans Receivable  Loans receivable decreased by $7.4 million, to $422.3 million as of December 31, 2007, from $429.8 million at June 30, 2007.  Repayments from the one-to-four family residential and commercial real estate portfolios were offset by an increase in commercial business loans and home equity and second mortgage loans.  The following table sets forth information regarding the Company’s loan portfolio, by type of loan, on the dates indicated.

Index

	December 31, 2007		June 30, 2007
(Dollars in Thousands)	Amount	%	Amount	%
First mortgage loans:
Secured by one to four family residences (1)	$119,425	28.4	$124,229	29.0
Secured by multi-family and non-residential properties (2)	184,851	44.0	197,952	46.2
Commercial business loans	60,200	14.3	50,439	11.8
Home equity and second mortgage loans	28,922	6.9	28,594	6.7
Other non-mortgage loans (3)	29,319	7.0	28,996	6.8
Loans in process, unearned discounts, premiums and
net deferred loan fees and costs	(401)	(0.1)	(459)	(0.1)
Subtotal	422,316	100.5	429,751	100.4
Allowance for loan losses	(2,056)	(0.5)	(1,797)	(0.4)
Total loans receivable	$420,260	100.0	$427,954	100.0

(1)	Includes construction loans of $7.1 million and $6.4 million, respectively.
(2)	Includes construction loans of $24.9 million and $18.7 million, respectively.
(3)	Includes other secured and unsecured personal loans.

Office property and equipment   Office property and equipment increased $2.3 million from $16.2 million at June 30, 2007, to $18.5 million at December 31, 2007.  The increase was due to construction costs associated with a new banking office in the Ankeny, Iowa.  The Company expects the banking center to open in the spring of 2008.  The Company continues to search for additional locations for full-service offices in the fast growing Des Moines metro area.

FHLB Stock   The Company’s FHLB stock increased from $3.6 million at June 30, 2007, to $5.2 million at December 31, 2007.  The increase was a direct result of the increase in FHLB advances, which increases the level of FHLB stock required to be held.

Deposit Liabilities   Deposit liabilities decreased by $56.2 million, to $451.7 million at December 31, 2007, from $507.9 million at June 30, 2007.  The decrease in deposits was partially due to the replacement of matured brokered certificates of deposits with lower cost FHLB advances of similar term.  The following table sets forth information regarding the Company’s deposit portfolio on the dates indicated.

	December 31, 2007		June 30, 2007
(Dollars in Thousands)	Amount	%	Amount	%
Non-interest-bearing checking	$45,254	10.02	$45,200	8.90
Interest-bearing checking accounts	88,302	19.55	91,723	18.06
Money market accounts	52,838	11.70	55,848	11.00
Savings accounts	22,380	4.96	25,931	5.10
Certificates of deposit	242,881	53.77	289,163	56.94
Total deposits	$451,655	100.00	$507,865	100.00

FHLB Advances and Other Borrowings   The Company’s FHLB advances and other borrowings increased by $40.5 million, to $102.7 million at December 31, 2007, from $62.2 million at June 30, 2007.  The increase was due to the aforementioned replacement of brokered certificates of deposit with FHLB advances.

Stockholders’ Equity Total stockholders’ equity decreased by $3.8 million from $70.3 million at June 30, 2007, to $66.4 million at December 31, 2007.  The decrease was partially attributed to an increase in accumulated other comprehensive loss.  This increase was caused by a decline in the fair value of the Company’s available-for-sale securities, most notably its trust-preferred pooled securities (“TPSs”).  In recent months, well-publicized volatility in world credit markets has resulted in significant fluctuations in the value of the Company’s TPSs.  In the opinion of management this volatility is due to market perceptions of credit risk.  It does not reflect the underlying credit quality or performance of the community banks, thrifts, insurance companies, or REITS, that secure

Index

the Company’s TPSs.  There have been no significant defaults or payment deferrals, or other financial difficulties reported by the firms that secure the Company’s TPSs.  In addition, management does not believe these securities are “other than temporarily impaired.”  Regardless, continued volatility in the market value of these securities could result in significant fluctuations in the value of these securities.  This could have an adverse affect on the Company’s accumulated other comprehensive loss.  If the securities become “other than temporarily impaired” operating earnings could also be affected.  Management believes the Company’s TPS portfolio is its single most profitable earning asset as measured by the estimated return on assets and return on equity.

Stockholders’ equity also declined due to the Company’s repurchase of 87,000 treasury shares during the six months ended December 31, 2007 at an average price of $18.96.

Non-Performing and Adversely Classified Assets   Non-performing assets increased to $6.6 million on December 31, 2007, from $3.4 million as of June 30, 2007.  As a result, non-performing assets as a percentage of total assets increased from 0.19% at June 30, 2007, to 1.05% as of December 31, 2007.  The following table sets forth information regarding non-accrual loans and other non-performing assets at the dates indicated.

(Dollars in Thousands)	December 31, 2007	June 30, 2007
Loans accounted for on a non-accrual basis:
Single-family mortgage loans	$213	$405
Commercial real estate loans	1,236	732
Commercial business loans	1,378	-
Consumer loans	161	105
Total non-performing loans	2,988	1,242
Foreclosed and repossessed assets	3,611	2,156
Total non-performing assets	$6,599	$3,398
Restructured loans not included in other non-performing categories above	$3,710	$2,827

Non-performing loans as a percentage of total loans	0.70%	0.29%
Non-performing assets as a percentage of total assets	1.05%	0.19%

As of December 31, 2007, the Company’s adversely classified assets totaled $8.5 million (which includes most non-performing loans in the above table) or 1.36% of total assets compared to $4.9 million or 0.76% as of   June 30, 2007.  Adversely classified assets include loans rated “Substandard”, “Doubtful”, or “Loss”, as well as foreclosed and repossessed assets.  Although the Company’s adversely classified assets has increased in recent periods, management believes the allowance for loan loss is adequate.  The impact of an increase in adversely classified assets was partially offset by a decrease in historical loan loss experience which is also a key driver in the calculation of the Company’s allowance for loan loss as previously described.

The Company is closely monitoring five loan relationships and two foreclosed assets totaling $7.2 million that are included in the $8.5 million of adversely classified assets.  The following paragraphs contain a brief discussion of each of these items.

In January of 2006 the Bank purchased $1.4 million participation of a $5.3 million loan to a concrete pumping business in Colorado.  In November 2006, the Bank was notified that the borrower was having cash flow problems stemming from the slow down in residential construction and a slower than expected ramp up of business in a new market.  In June of 2007, the business hired a consultant to determine the capability of the company to service its debt.  The consultant’s findings determined that a restructure is necessary.  The loan is not anticipated to be restructured until later in 2008.  However, management analyzed loan proposals made by the bank group as well as the borrower’s financial statements to determine the amount of debt this company could reasonably service.  As a result, an $180,000 specific allowance was recorded in the second quarter of fiscal year 2008.  In addition, since this loan is primarily secured by equipment, management continues to classify this loan as “Doubtful” in order to properly reflect the risk in the calculation of the Company’s allowance for loan loss.  This loan is also accounted for on a non-accrual basis.  Management anticipates no additional loss on this loan at this time.  However, there can be no assurances.

Index

In 1999 and 2000 the Bank originated loans to an educational toy retailer in Sioux City.  The current balance of these loans totaled $0.5 million at December 31, 2007.  The borrower has experienced several years of operating losses and cash flow from that business is not sufficient to service the debt.  Despite the lack of cash flow, the loan is current due to the guarantor injecting cash into the business.  Management believes this loan is adequately secured by the underlying collateral which consists of real estate and to a lesser degree inventory and equipment.  This loan remains on accrual, but has been classified as “Substandard”.  No loss is expected at this time. However, there can be no assurances.

In 1999 and subsequent years the Bank originated loans to a restaurant in Sioux City.  The current balance of these loans totaled $0.6 million at December 31, 2007.  The borrower has experienced several years of operating losses and cash flow from the business is not sufficient to service the debt.  Despite the lack of cash flow, the loan is current due to the guarantor injecting cash into the business.  This loan remains on accrual, but has been classified as “Substandard”.  Management believes the value of the collateral securing this loan is insufficient to repay the loan should the borrower default.  Should the Company be forced to foreclose, management anticipates that a loss could exceed $100,000.  However, management does not believe a loss is probable at this time, although there can be no assurances.

In 2004 the Bank originated loans to a small manufacturer in Des Moines.  The current balance of these loans total $0.6 million at December 31, 2007.  The loans are current and remain on accrual.  However, the owners of the company do not have the ability to inject additional capital in the business.  Capital injections are needed to improve the company’s overall cash flow.  Management has classified this loan as “Substandard”.  Management believes the value of the collateral securing this loan is sufficient to repay the loan if foreclosure is necessary.  No loss is expected at this time. However, there can be no assurances.

In December of 2006 the Bank originated a loan to a real estate developer in Des Moines.  The purpose of the loan was to purchase and develop lots and single-family residences.  The current balance of this loan is $0.8 million.  It is delinquent as of December 31, 2007.  Management is currently negotiating with the borrowers to bring the loan current.  However, if the borrower cannot bring the loan current, foreclosure proceedings will commence.  Management has classified this loan as “Substandard” and has placed it on non-accrual.  Management does not anticipate a loss on this loan at this time.  However, there can be no assurances.

In 2005 the Bank purchased a $1.8 million participation in a $19.3 million loan for a senior housing facility in Brooklyn Park, Minnesota.  The borrower subsequently defaulted on the loan and the collateral was transferred to foreclosed assets in the fourth quarter of the previous fiscal year.  An offer to purchase the property for $21.0 million has been accepted by the bank group but is contingent on bank group financing not to exceed $17.0 million.  In addition, it is anticipated that the purchaser will invest an additional $3.0 million of cash into this project for improvements.   The transaction is anticipated to close by the fourth quarter of fiscal year 2008.  Management expects no loss at this time.  However, there can be no assurances.

In the current quarter the Company foreclosed on $1.5 million of singe-family residences and lot loans to two real estate developers in Des Moines.  Upon foreclosure a charge-off of $182,000 was recorded.  The single family residences are in various stages of construction.  Management does not believe a material loss on the ultimate disposition of these properties is probable at this time.  However, there can be no assurances.

In addition to the aforementioned adversely classified assets, the Company is also closely monitoring four loan relationships rated “Special Mention”.  The total of these relationships is $11.4 million.  The following paragraphs contain a brief discussion of each of these relationships.

In 2005, the Bank originated a loan to an investor group for the purchase and renovation of an existing office building into condominiums in Des Moines.  The current balance of this loan is $6.9 million.  Condominium sales have been slow and the project has not met its sales targets.  As a result, capital injections by the investor group are needed to improve cash flow, service the debt, and complete the renovation.  Management has classified this loan “Special Mention”.  Management fully expects that the necessary capital injections will be made by the investor group. Management does not expect a loss at this time.  However, there can be no assurances.

Index

In 2006, the Bank originated a loan to an investment group for the purpose of acquiring and constructing an office building near the Jordan Creek Mall area in Des Moines.  The current balance of this loan is $2.4 million.  One of the guarantors, the primary developer, has experienced financial difficulties.  As a result, construction of the office building was delayed and the loan became past due.  Management has classified this loan as “Special Mention”.  Subsequently, the other guarantors of the project brought the loan current and are currently looking for another developer for the project.  Should the Company be forced to foreclose, management anticipates that a loss could exceed $500,000.  However, management does not believe a loss is probable at this time, although there can be no assurances.

In 2002, the Bank purchased a $0.4 million participation of a $3.2 million loan to a private golf and social club.  The loan was paying as agreed until December 2006.  At that time the borrower notified the bank group of a significant operating shortfall.  During the most recent quarter a group of investors brought the loan current and are currently in negotiations to purchase the assets of the club.  As a result, of these actions, the loan was upgraded from “Substandard” to “Special Mention” in the most recent quarter.  Although the loan has been upgraded it continues to be accounted for on a non-accrual basis.  Management believes this loan is adequately secured by the underlying collateral, which consists primarily of real estate and to a lesser degree accounts receivable and equipment.  No loss is expected at this time.  However, there can be no assurances.

In 2004, the Bank purchased a $1.7 million participation of a $5.6 million tax increment financing note on a condominium project near Minneapolis, Minnesota.  In June of 2007, the Bank was informed that the tax increment collections on the project were significantly below what was expected.  As a result, current cash flows are not sufficient to service the debt.  Since this loan is secured by real estate tax receipts the bank group has agreed to accept a lower payment.  However, as property taxes increase, the bank group expects the excess cash flow to be sufficient to service the debt.    As a result of the current cash shortfall, a $150,000 specific allowance was recorded in accordance to generally accepted accounting principles.  The specific allowance represents the present value of the current estimated cash flows compared to the expected cash flows of the project.  Management expects the specific allowance will decline over time as property taxes increase and as cash flows improve on this project. As a result, of these actions, the loan was upgraded from “Substandard” to “Special Mention” in the most recent quarter.  Management believes the value of the collateral securing this loan is sufficient to repay the loan if foreclosure is necessary.  No loss is expected at this time. However, there can be no assurances.

Liquidity and Capital

            The Bank is required to maintain specified amounts of capital pursuant to regulations promulgated by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”).  The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well-capitalized" institution).  At December 31, 2007, the Bank's regulatory capital exceeded all regulatory minimum requirements, as well as the amount required to be classified as a "well-capitalized" institution.  The Bank's actual and required capital amounts and ratios as of December 31, 2007, and June 30, 2007, were as follows:

Index

	December 31, 2007
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Tangible capital	$48,230	7.88%	$9,179	1.50%	-	-
Tier 1 leverage (core)	48,230	7.88	24,478	4.00	$30,597	5.00%
Tier 1 risk-based capital	48,230	10.25	18,824	4.00	28,236	6.00
Risk-based capital	49,804	10.58	37,647	8.00	47,059	10.00

	June 30, 2007
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Tangible capital	$49,018	7.83%	$9,395	1.50%	-	-
Tier 1 leverage (core)	49,018	7.83	25,054	4.00	$31,317	5.00%
Tier 1 risk-based capital	49,018	10.17	19,280	4.00	28,920	6.00
Risk-based capital	50,620	10.50	38,559	8.00	48,199	10.00

The Company is also required by OTS regulation to maintain sufficient liquidity to assure its safe and sound operation.  The Company's primary sources of liquidity are deposits obtained through its branch office network, borrowings from the FHLB and other sources, amortization, maturity, and prepayment of outstanding loans and investments, and sales of loans and other assets.  During the six months ended December 31, 2007, the Company used these sources of funds to fund loan commitments, purchase loans, and cover maturing liabilities and deposit withdrawals.  The Company had a total of $65.4 million of loan commitments outstanding as of December 31, 2007.   In addition, at December 31, 2007 the Company had $185.5 million in certificates of deposits, $77.0 million in FHLB advances, and $8.9 million in other borrowings that were scheduled to mature within one year.

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

The Company also has a $5.0 million line of credit with another financial institution to provide liquidity at the holding company.  The line of credit has a one-year term and is priced at 175 basis points over the three month LIBOR rate.  The purpose of this line of credit is to provide cash for stock buybacks or to provide the holding company the ability to inject capital into the Bank.  As of December 31, 2007, there was no outstanding balance on this line of credit.  In addition, the Bank entered into agreements with three financial institutions to provide federal funds lines of credit in the amount of $5.0 million per financial institution.  As of December 31, 2007, there were no outstanding balances on any of the lines of credit.

On October 25, 2007, the Board of Directors authorized an extension of the Company’s stock repurchase plan.  In November of 2005, the Board of Directors initially authorized the repurchase of 346,000 shares, or approximately 10% of the Company’s then outstanding shares of stock.  The extension is for one year, expiring on October 25, 2008.

Index

In January 2008, the FHLB informed the Company that its borrowing limit at the FHLB was reduced from 35% of total assets to 25% of total assets (or approximately from $219.0 million to $156.0 million).  The Bank currently has $90.8 million in borrowings with the FHLB.  As a result, this development is not expected to have a near-term impact on the Bank’s operations.  In any event, the Bank has access to adequate levels of alternative borrowing sources such as the aforementioned fed funds lines, as well as repurchase agreements and brokered certificates of deposit.  The FHLB’s decision affected other financial institutions as well as the Company and was based on the FHLB’s analysis of non-performing assets and earnings trends in recent periods.  Management expects that its borrowing limit at the FHLB will be restored as asset quality and earnings improve, although there can be no assurances.

The following table presents, as of December 31, 2007, the expected future payments of the Bank’s contractual obligations.

	Payments Due in:
(In thousands)	Less than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	Five Years or Greater	Total
FHLB advances	$77,000	$12,500	-	$1,250	$90,750
Other borrowings (1)	8,909	-	-	3,000	11,909
Operating lease	139	308	$365	493	1,305
Data processing	509	462	106	-	1,077
Off-balance-sheet (2)	65,420	-	-	-	65,420
Total	$151,977	$13,270	$471	$4,743	$170,461

(1)	Includes securities sold under repurchase agreements.
(2)	Includes commitments to extend credit, net of commitments to sell loans.

Off-Balance Sheet Arrangements

In addition to the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and letters of credit.  For the three months ended December 31, 2007, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company’s market risk is primarily comprised of interest rate risk resulting from its core banking activities of lending and deposit taking.  Interest rate risk is the risk that changes in market interest rates might adversely affect the Company’s net interest income or the economic value of its portfolio of assets, liabilities and off-balance-sheet contracts.  Management continually develops and applies strategies to mitigate this risk.  The Company primarily relies on the OTS Net Portfolio Value Model (the “Model”) to measure its susceptibility to interest rate changes.  For various assumed hypothetical changes in market interest rates, the Model estimates the current economic value of each type of asset, liability and off-balance-sheet contract.  The present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts results in a net portfolio value (“NPV”) estimate.  An analysis of the changes in NPV in the event of hypothetical changes in interest rates is presented in the Form 10-K filed by the Company for the fiscal year ended June 30, 2007.  The Company’s NPV ratio after a 200 basis point rate-shock was 9.37% at September 30, 2007, compared to 9.16% at June 30, 2007, and 8.92% at September 30, 2006, as measured by the Model.  As of that date, the Company’s interest rate risk, as measured by the Model, was within the Company’s Asset Liability Policy guidelines and the OTS “level of risk” was reported as “minimal”.  Management does not believe that the Company’s primary market risk exposures and how those exposures were managed during the three months ended December 31, 2007, have changed significantly when compared to the immediately preceding quarter

Index

ended September 30, 2007.  However, the Company’s primary market risk exposure has not yet been quantified at December 31, 2007, and the complexity of the Model makes it difficult to accurately predict results.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, there have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the six months ended December 31, 2007.

The Company did not repurchase any shares during the quarter ended December 31, 2007.

On October 25, 2007, the Board of Directors authorized an extension of the Company’s stock repurchase plan.  In November of 2005, the Board of Directors initially authorized the repurchase of 346,000 shares, or approximately 10% of the Company’s then outstanding shares of stock.  The extension is for one year, expiring on October 25, 2008.

ITEM 3.  Default upon Senior Securities

None.

Index

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company convened its 2007 Annual Meeting of Stockholders on October 25, 2007.  At the meeting, the Stockholders of the Company considered and voted on the following proposals:

Ballot No. 1.  The election of Barry Backhaus, Ronald A. Jorgensen, and Charles D. Terlouw, each to serve as a director for a term of three years and until his successor had been elected and qualified.

			Percentage of
			total Voted Shares
Director	For	Withheld	Voted in Favor
Barry E. Backhaus	2,418,564	367,215	86.8%
Ronald A. Jorgensen	2,449,476	336,303	87.9%
Charles D. Terlouw	2,456,176	329,603	88.2%

Ballot No. 2.  The ratification of McGladrey & Pullen, LLP as the independent registered public accounting firm of the Company for the fiscal year ending June 30, 2008.

	For	Against	Abstain
Number of Votes	2,752,012	19,952	13,815
% of Total Shares Voted	99.3%	0.7%

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

FIRST FEDERAL BANKSHARES, INC.

DATE: February 11, 2008	BY:	/s/ Michael W. Dosland
Michael W. Dosland
President and Chief Executive Officer

DATE: February 11, 2008	BY:	/s/ Michael S. Moderski
Michael S. Moderski
Senior Vice President, Chief Financial Officer
and Treasurer