Form 10-Q/A
period 2007-12-31
FIRST FEDERAL BANKSHARES INC
filed 2008-05-16
CIK 1075348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q/A
(Amendment No.1)

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

FIRST FEDERAL BANKSHARES, INC.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2007, is being filed with the U.S. Securities and Exchange Commission to restate the Company’s Consolidated Financial Statements as of and for the three and six month periods ended December 31, 2007.  The purpose is to provide corrected Consolidated Statements of Financial Condition, Consolidated Statements of Income, Consolidated Statements of Changes in Stockholders' Equity, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows.  The restatement of the Company’s Consolidated Financial Statements in this Form 10-Q/A restates earnings due to a pricing error and the recognition of “other than temporary” impairment of one of the Company's trust-preferred pooled securities. Except as set forth in this Form 10-Q/A, all other Items included in the Company’s Quarterly Report on Form 10-Q as of and for the three and six month periods ended December 31, 2007, are unaffected by the changes described above.  The information in this Form 10-Q/A is stated as of December 31, 2007, and except as specifically noted herein, does not reflect any subsequent information or events.

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

First Federal Bankshares, Inc. and Subsidiaries
Consolidated  Statements of Financial Condition (Unaudited)

	December 31,	June 30,
	2007	2007
ASSETS	(as restated)
Cash and due from banks	$12,841,798	$11,613,908
Interest-bearing deposits in other financial institutions	7,938,500	14,124,559
Cash and cash equivalents	20,780,298	25,738,467

Securities available-for-sale (amortized cost $111,046,310 and $122,595,377, respectively)	107,013,083	122,309,017
Securities held-to-maturity (fair value $9,025,175 and $9,472,865, respectively)	8,960,362	9,549,072
Mortgage loans held for sale	1,663,489	2,130,709

Loans receivable	422,315,903	429,751,342
Allowance for loan losses	(2,056,057)	(1,797,393)
Net loans	420,259,846	427,953,949

Federal Home Loan Bank ("FHLB") stock, at cost	5,239,500	3,559,600
Office property and equipment, net	18,478,045	16,204,913
Accrued interest receivable	3,034,715	2,939,993
Goodwill	18,417,040	18,417,040
Foreclosed and repossessed assets	3,611,144	2,156,217
Other assets	16,795,474	14,857,533
Total assets	$624,252,996	$523,507,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit liabilities	$451,654,705	$507,865,063
Advances from FHLB and other borrowings	102,658,731	62,202,229
Advance payments by borrowers for taxes and insurance	888,169	916,021
Accrued interest payable	2,478,031	2,690,658
Accrued expenses and other liabilities	1,862,343	1,887,317
Total liabilities	559,541,979	575,561,288

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 1,000,000 shares; issued none	-	-
Common stock, $.01 par value, authorized 12,000,000 shares; issued 5,067,226 shares	50,624	50,604
Additional paid-in capital	39,387,859	39,230,016
Retained earnings, substantially restricted	56,943,384	58,704,525
Treasury stock, at cost, 1,764,255 shares and 1,677,255 shares, respectively	(28,535,663)	(26,885,723)
Accumulated other comprehensive loss	(2,529,227)	(179,360)
Unearned ESOP	(605,960)	(664,840)
Total stockholders’ equity	64,711,017	70,255,222
Total liabilities and stockholders’ equity	$624,252,996	$645,816,510

See Notes to Consolidated Financial Statements.

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
Interest income:	(as restated)		(as restated)
Loans receivable	$7,402,818	$7,534,928	$14,833,267	$15,170,771
Investment securities	1,994,426	1,004,556	4,019,237	1,798,560
Deposits in other financial institutions	7,609	109,615	58,049	243,833
Total interest income	9,404,853	8,649,099	18,910,553	17,213,164
Interest expense:
Deposits	3,914,621	3,784,219	8,476,884	7,206,277
Advances from FHLB and other borrowings	1,288,960	1,002,779	2,152,937	2,039,757
Total interest expense	5,203,581	4,786,998	10,629,821	9,246,034
Net interest income	4,201,272	3,862,101	8,280,732	7,967,130
Provision for loan losses	492,389	402,663	513,037	502,663
Net interest income after provision for loan losses	3,708,883	3,459,438	7,767,695	7,464,467
Non-interest income:
Service charges on deposit accounts	834,553	857,051	1,617,851	1,762,700
Fees on commercial and consumer loans	122,854	50,763	220,615	84,829
Gain on sale of real estate held for development	46,610	20,000	46,610	60,000
Other-than-temporary impairment of investment securities	(3,270,594)	-	(3,270,594)	-
Mortgage banking revenue	176,995	177,777	370,871	377,528
Earnings from bank owned life insurance	138,119	131,493	274,674	263,999
Other income	266,044	265,989	562,986	553,466
Total non-interest income (loss)	(1,685,419)	1,503,073	(176,987)	3,102,522
Non-interest expense:
Personnel expense	2,824,927	2,618,066	5,631,128	5,138,248
Office property and equipment	700,616	686,782	1,401,863	1,364,812
Data processing, ATM and debit card transaction costs,and other item processing expense	416,693	294,198	786,702	602,505
Professional, insurance and regulatory expense	252,170	274,719	507,061	558,789
Advertising, donations and public relations	302,600	216,644	766,325	383,675
Communications, postage and office supplies	224,553	208,435	435,313	402,040
Other expense	226,638	206,244	457,436	372,450
Total non-interest expense	4,948,197	4,505,088	9,985,828	8,822,519
Income (loss) before income tax expense (benefit)and discontinued operations	(2,924,733)	457,423	(2,395,120)	1,744,470
Income tax expense (benefit)	(1,172,000)	77,000	(1,057,000)	441,000
Income (loss) from continuing operations	(1,752,733)	380,423	(1,338,120)	1,303,470
Income from discontinued operations, net of tax of $20,000 and $46,000 respectively in 2006	-	32,101	-	75,796
Net income (loss)	$(1,752,733)	$412,524	$(1,338,120)	$1,379,266

Per share information:
Basic earnings (loss) per share from continuing operations	$(0.54)	$0.11	$(0.41)	$0.40
Basic earnings per share from discontinued operations	-	0.01	-	0.02
Basic earnings (loss) per share	$(0.54)	$0.12	$(0.41)	$0.42

Diluted earnings (loss) per share from continuing operations	$(0.54)	$0.11	$(0.41)	$0.39
Diluted earnings per share from discontinued operations	-	0.01	-	0.02
Diluted earnings (loss) per share	$(0.54)	$0.12	$(0.41)	$0.41

See Notes to Consolidated Financial Statements.

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity  (Unaudited)

	Six Months
	Ended December 31,
	2007	2006
Capital Stock:	(as restated)
Beginning of year balance	$50,604	$50,109
Restricted stock vested: 2,062 shares	20	-
Stock options exercised: none and 40,987 shares, respectively	-	388
End of period balance	50,624	50,497

Additional paid-in capital:
Beginning of year balance	39,230,016	38,293,233
Stock options exercised	-	540,252
Stock compensation expense	90,361	44,535
Employee stock grants awarded	-	(5,742)
Stock appreciation of allocated ESOP shares	39,830	72,459
Amortization of employee stock grants	27,652	6,593
End of period balance	39,387,859	38,951,330

Retained earnings, substantially restricted:
Beginning of year balance	58,704,525	57,013,427
Adoption of FIN 48	180,000	-
Adoption of SFAS 156	79,374	-
Net income (loss)	(1,338,120)	1,379,266
Dividends paid on common stock: $0.21 and $0.205 per share, respectively	(682,395)	(677,767)
End of period balance	56,943,384	57,714,926

Treasury stock, at cost:
Beginning of year balance	(26,885,723)	(25,920,685)
Employee stock grants awarded	-	5,742
Treasury stock acquired: 87,000 and 14,227 shares, respectively	(1,649,940)	(308,680)
End of period balance	(28,535,663)	(26,223,623)

Accumulated other comprehensive (loss):
Beginning of year balance	(179,360)	(325,650)
Net change in unrealized gains (losses) on securities available-for-sale, net of income taxes	(4,400,461)	246,098
Less: reclassification adjustment for net realized losses included in net income, net of income taxes	2,050,594	-
End of period balance	(2,529,227)	(79,552)

Unearned ESOP shares:
Beginning of year balance	(664,840)	(786,540)
ESOP shares allocated	58,880	61,720
End of period balance	(605,960)	(724,820)
Total stockholders' equity	$64,711,017	$69,688,758

See Notes to Consolidated Financial Statements.

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(as restated)		(as restated)
Net income (loss)	$(1,752,733)	$412,524	$(1,338,120)	$1,379,266
Net change in unrealized gains (losses) on securities available-for-sale, net of taxes	(3,147,575)	(2,851)	(4,400,461)	246,098
Less: reclassification adjustment for net realized losses included in net income, net of taxes	2,050,594	-	2,050,594	-
Total comprehensive income (loss)	$(2,849,714)	$409,673	$(3,687,987)	$1,625,364

See Notes to Consolidated Financial Statements.

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)	Six months ended
	December 31,
	2007	2006
Cash flows from continuing operating activities:	(as restated)
Net income (loss)	$(1,338,120)	$1,379,266
Income from discontinued operations	-	(75,796)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operating activities:
Loans originated for sale to investors	(33,347,000)	(21,963,000)
Proceeds from sale of loans originated for sale	33,795,337	22,447,213
Provision for losses on loans	513,037	502,663
Depreciation and amortization	719,553	578,302
Provision for deferred taxes	208,000	469,000
Equity-based compensation	216,743	185,307
Tax benefit resulting from stock options exercised	-	(134,000)
Net gain on sale of loans	(370,871)	(345,907)
Net gain on sale of real estate held for development	(46,610)	(60,000)
Other-than-temporary impairment on investment securities	3,270,594	-
Amortization of premiums and discounts on loans, mortgage-backed securities and investment securities	(6,702)	(214,359)
Increase in accrued interest receivable	(94,722)	(73,600)
Decrease (increase) in other assets	219,991	(32,749)
Increase (decrease) in accrued interest payable	(212,627)	486,299
Increase (decrease) in accrued expenses and other liabilities	(24,974)	85,873
Decrease in accrued taxes on income	(1,269,748)	(972,082)
Net cash provided by continuing operating activities	2,231,881	2,262,430
Cash flows from continuing investing activities:
Proceeds from maturities of securities held-to-maturity	581,560	1,169,180
Purchase of securities available-for-sale	-	(34,292,531)
Proceeds from maturities of securities available-for-sale	8,254,638	19,170,972
Redemption (purchase) of FHLB stock	(1,679,900)	578,500
Loans purchased	(5,242,000)	(8,571,000)
Decrease in loans receivable	11,108,283	14,969,543
Purchase of office property and equipment	(2,829,566)	(2,399,269)
Proceeds from sale of foreclosed real estate	235,154	72,255
Proceeds from sale of real estate held for development	804,844	1,207,277
Expenditures on real estate held for development	(309,020)	(1,054,574)
Net cash provided by (used in) continuing investing activities	10,923,993	(9,149,647)
Cash flows from continuing financing activities:
Increase (decrease) in deposits	(56,210,358)	1,606,145
Proceeds from advances from FHLB and other borrowings	85,885,467	3,134,865
Repayment of advances from FHLB and other borrowings	(45,428,965)	(18,000,000)
Net decrease in advance payments by borrowers for taxes and insurance	(27,852)	(62,238)
Issuance of common stock under stock options exercised	-	406,640
Tax benefit resulting from stock options exercised	-	134,000
Repurchase of common stock	(1,649,940)	(308,680)
Cash dividends paid	(682,395)	(677,767)
Net cash (used in) continuing financing activities	(18,114,043)	(13,767,035)
Cash flows from discontinued operations:
Net cash provided by operating activities of discontinued operations	-	106,526
Net cash provided by discontinued operations	-	106,526
Net decrease in cash and cash equivalents	(4,958,169)	(20,547,726)
Beginning of year	25,738,467	39,904,749
End of year	$20,780,298	$19,357,023

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period for:
Interest	$10,842,448	$8,759,735
Income taxes	4,748	864,082

See Notes to Consolidated Financial Statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of presentation

The consolidated financial statements as of and for the three and six month periods ended December 31, 2007 and 2006, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosure normally included in year-end financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to these rules and regulations.  These consolidated financial statements should be read in conjunction with the First Federal Bankshares, Inc. (the “Company”) Audited Consolidated Financial Statements and notes that are included in its Annual Report for the year ended June 30, 2007, filed on Form 10-K.

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

Management also makes judgments and estimates to determine whether the decline in fair value of available-for-sale securities below their cost is “other than temporary.”  Declines in fair value of available-for-sale securities below their cost that are deemed “other than temporary” are reflected in earnings as realized losses.  In estimating “other than temporary” impairment losses, management considers a number of factors including (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Note 5.	Earnings Per Share

The following information was used in the computation of net earnings per common share on both a basic and diluted basis for the periods presented.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Basic earnings (loss) per share computation:
Income (loss) from continuing operations	$(1,752,733)	$380,423	$(1,338,120)	$1,303,470
Income from discontinued operations	-	32,101	-	75,796
Net income (loss)	$(1,752,733)	$412,524	$(1,338,120)	$1,379,266
Weighted average common shares outstanding	3,236,718	3,318,317	3,248,309	3,309,482
Basic earnings (loss) per share from continuing operations	$(0.54)	$0.11	$(0.41)	$0.40
Basic earnings per share from discontinued operations	-	0.01	-	0.02
Basic earnings (loss) per share	$(0.54)	$0.12	$(0.41)	$0.42

Diluted earnings (loss) per share computation:
Income (loss) from continuing operations	$(1,752,733)	$380,423	$(1,338,120)	$1,303,470
Income from discontinued operations	-	32,101	-	75,796
Net income (loss)	$(1,752,733)	$412,524	$(1,338,120)	$1,379,266
Weighted average common shares outstanding	3,236,718	3,318,317	3,248,309	3,309,482
Incremental option and recognition and retention plan shares
using treasury stock method	-	28,697	-	33,456
Diluted shares outstanding	3,236,718	3,347,014	3,248,309	3,342,938
Diluted earnings (loss) per share from continuing operations	$(0.54)	$0.11	$(0.41)	$0.39
Diluted earnings per share from discontinued operations	-	0.01	-	0.02
Diluted earnings (loss) per share	$(0.54)	$0.12	$(0.41)	$0.41
Anti-dilutive options not included in diluted shares outstanding	142,007	27,833	139,751	24,191

Note 6.	Dividends

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

Selected financial information on the Company’s segments is presented below for the three and six months ended December 31, 2007 and 2006.

	Three Months Ended December 31, 2007
(Dollars in Thousands)	Banking	Other	Consolidated
Interest income	$9,405	-	$9,405
Interest expense	5,204	-	5,204
Net interest income	4,201	-	4,201
Provision for loan losses	492	-	492
Net interest income after provision for loan losses	3,709	-	3,709
Non-interest income (loss)	(1,732)	$46	(1,686)
Non-interest expense	4,942	6	4,948
Income (loss) before income tax (benefit)	(2,965)	40	(2,925)
Income tax (benefit)	(1,187)	15	(1,172)
Net income (loss)	$(1,778)	$25	$(1,753)
Depreciation and amortization	$507	-	$507

	Three Months Ended December 31, 2006
(Dollars in Thousands)	Banking	Other	Consolidated
Interest income	$8,649	-	$8,649
Interest expense	4,787	-	4,787
Net interest income	3,862	-	3,862
Provision for loan losses	403	-	403
Net interest income after provision for loan losses	3,459	-	3,459
Non-interest income	1,483	$20	1,503
Non-interest expense	4,489	15	4,504
Income before income taxes and discontinued operations	453	5	458
Income taxes	74	3	77
Income from continuing operations	379	2	381
Income from discontinued operations, net of tax	-	32	32
Net income	$379	$34	$413
Depreciation and amortization	$273	-	$273

	Six Months Ended December 31, 2007
(Dollars in Thousands)	Banking	Other	Consolidated
Interest income	$18,911	-	$18,911
Interest expense	10,630	-	10,630
Net interest income	8,281	-	8,281
Provision for loan losses	513	-	513
Net interest income after provision for loan losses	7,768	-	7,768
Non-interest income (loss)	(227)	$50	(177)
Non-interest expense	9,974	12	9,986
Income (loss) before income tax (benefit)	(2,433)	38	(2,395)
Income tax (benefit)	(1,071)	14	(1,057)
Net income (loss)	$(1,362)	$24	$(1,338)
Depreciation and amortization	$720	-	$720
Total assets	$624,248	$5	$624,253

	Six Months Ended December 31, 2006
(Dollars in Thousands)	Banking	Other	Consolidated
Interest income	$17,213	-	$17,213
Interest expense	9,246	-	9,246
Net interest income	7,967	-	7,967
Provision for loan losses	503	-	503
Net interest income after provision for loan losses	7,464	-	7,464
Non-interest income	3,043	$60	3,103
Non-interest expense	8,774	49	8,823
Income before income taxes and discontinued operations	1,733	11	1,744
Income taxes	436	5	441
Income from continuing operations	1,297	6	1,303
Income from discontinued operations, net of tax	-	76	76
Net income	$1,297	$82	$1,379
Depreciation and amortization	$578	-	$578
Total assets	$599,710	$930	$600,640

Note 8.	Stock-Based Compensation

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

Note 9.	Restatement of Financial Information

On February 19, 2008, the Audit Committee of the Board of Directors of the Company, upon the recommendation of the Company’s management, concluded that the Company’s Consolidated Statements of Financial Condition, Consolidated Statements of Changes in Stockholders’ Equity, and Consolidated Statements of Comprehensive Income as of December 31, 2007, previously issued on Form 10-Q should no longer be relied upon and would require restatement. The Company issued Form 8-K on February 25, 2008, announcing these decisions.   The restatement was necessitated by an error in determining the fair value of one of the Company’s trust-preferred pooled securities. The error was due to inaccurate pricing information from the third party entities that provide this information to the Company.    At the time of the decision, the Board of Directors and management concluded that the restated fair value of this security, which was significantly lower than the security’s carrying value, did not constitute an “other than temporary” impairment of the security.

The company subsequently entered into discussions with the staff of the Securities and Exchange Commission regarding the impairment of this security.  As a result of these discussions, on May 13, 2008, the Audit Committee, upon the recommendation of management, concluded that the impairment of the security as of December 31, 2007, was “other than temporary” due to the severity and duration of the decline in the security’s fair value.   As such, the Audit Committee and management of the Company concluded that, in addition to the financial statements mentioned in the previous paragraph, the Company’s Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three- and six-month periods ended December 31, 2007, should also no longer be relied upon.    The Company has restated these statements, as well as the statements described in the previous paragraph, as part of this Form 10-Q/A.

The following table contains a summary of each of the line items in the Consolidated Financial Statements included herein that were impacted by this restatement.

	December 31, 2007		December 31, 2007
Consolidated Statements of Financial Condition:	(as reported)	Adjustments	(as restated)
Securities available-for-sale	$109,738,083	$(2,725,000)	$107,013,083
Other assets (deferred taxes)	15,799,474	996,000	16,795,474
Retained earnings, substantially restricted	59,013,978	(2,070,594)	56,943,384
Accumulated other comprehensive income (loss)	(2,870,821)	341,594	(2,529,227)

	Three months ended		Three months ended
	December 31, 2007		December 31, 2007
Consolidated Statements of Operations:	(as reported)	Adjustments	(as restated)
Other-than-temporary impairment of investment securities	-	$(3,270,594)	$(3,270,594)
Net income (loss)	$317,861	(2,070,594)	(1,752,733)
Income tax expense (benefit)	28,000	(1,200,000)	(1,172,000)
Basic earnings (loss) per share from continuing operations	$0.10	$(0.64)	$(0.54)
Diluted earnings (loss) per share from continuing operations	$0.10	$(0.64)	$(0.54)

	Six months ended		Six months ended
	December 31, 2007		December 31, 2007
Consolidated Statements of Operations:	(as reported)	Adjustments	(as restated)
Other-than-temporary impairment of investment securities	-	$(3,270,594)	$(3,270,594)
Net income (loss)	$732,474	(2,070,594)	(1,338,120)
Income tax expense (benefit)	143,000	(1,200,000)	(1,057,000)
Basic earnings (loss) per share from continuing operations	$0.23	$(0.64)	$(0.41)
Diluted earnings (loss) per share from continuing operations	$0.22	$(0.63)	$(0.41)

	Six months ended		Six months ended
	December 31, 2007		December 31, 2007
Consolidated Statements of Stockholders' Equity:	(as reported)	Adjustments	(as restated)
Net income (loss)	$732,474	$(2,070,594)	$(1,338,120)
Net change in unrealized gains (losses) on securities available-for-sale, net of income taxes	(2,691,461)	(1,709,000)	(4,400,461)
Less: reclassification adjustment for net realized losses
Included in net income, net of income taxes	-	2,050,594	2,050,594
Total stockholders' equity	66,440,017	(1,729,000)	64,711,017

	Three months ended		Three months ended
	December 31, 2007		December 31, 2007
Consolidated Statements of Comprehensive Income (Loss):	(as reported)	Adjustments	(as restated)
Net income (loss)	$317,861	$(2,070,594)	$(1,752,733)
Net change in unrealized gains (losses) on securities available-for-sale, net of income taxes	(1,438,575)	(1,709,000)	(3,147,575)
Less: reclassification adjustment for net realized losses Included in net income, net of income taxes	-	2,050,594	2,050,594
Total comprehensive income (loss)	(1,120,714)	(1,729,000)	(2,849,714)

	Six months ended		Six months ended
	December 31, 2007		December 31, 2007
Consolidated Statements of Comprehensive Income (Loss):	(as reported)	Adjustments	(as restated)
Net income (loss)	$732,474	$(2,070,594)	$(1,338,120)
Net change in unrealized gains (losses) on securities available-for-sale, net of income taxes	(2,691,461)	(1,709,000)	(4,400,461)
Less: reclassification adjustment for net realized losses Included in net inocme, net of income taxes	-	2,050,594	2,050,594
Total comprehensive income (loss)	(1,958,987)	(1,729,000)	(3,687,987)

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

Restatement of Previously Reported Financial Information

On May 13, 2008, the Audit Committee of the Board of Directors of the Company, upon the recommendation of the Company’s management, concluded that the Company’s Consolidated Statements of Financial Condition, Consolidated Statements of Income, Consolidated Statements of Cash Flows, Consolidated Statements of Changes in Stockholders’ Equity, and Consolidated Statements of Comprehensive Income at and for the three and six month periods ended December 31, 2007, previously issued on Form 10-Q should no longer be relied upon. The Company has restated each of these statements as of December 31, 2007, and has filed such statements as part of this amended Form 10-Q.

The restatement was necessitated by an error in determining the fair value of one of the Company’s trust-preferred pooled securities. The error was due to inaccurate pricing information from the third party entities that provide this information to the Company.   The restated fair value of the security was substantially lower than its carrying value as of December 31, 2007.  As such, the Company concluded that the impairment of the security was “other than temporary” due to the severity and duration of the decline in fair value.

As restated, the fair value of the Company’s securities available for sale as of December 31, 2007, declined by $2.7 million, and the Company’s stockholders’ equity declined by $1.7 million.  The Company’s net income declined by $2.1 million for the three and six month periods ended December 31, 2007.  In addition, the Company’s deferred income taxes receivable increased by $1.0 million, which is included as a component of other assets in the Company’s Consolidated Statements of Financial Condition.  For additional discussion, refer to Note 9 of the Company’s Consolidated Financial Statements included herein, as well as “Financial Condition – Stockholders’ Equity” and “Financial Condition – Securities Available-for-Sale and Held-for-Investment”, below.

The Audit Committee of the Board of Directors of he Company discussed this matter with the Company’s independent accountants prior to the issuance of this amended Form 10-Q.

Results of Operations

Quarter Overview   The Company’s net loss for the three months ended December 31, 2007, was $1.7 million or $0.54 per diluted share compared to net income of $413,000 or $0.12 per diluted share in the same period last year.

The decrease in net income for the three months ended December 31, 2007, as compared to the three months ended December 31, 2006, was due to a $3.2 million decrease in non-interest income, a $443,000 increase in non-interest expense and a $90,000 increase in provision for loan losses.  In addition, discontinued operations contributed $32,000 for the three months ended December 31, 2006.  These developments were offset by a $339,000 increase in net interest income, and a $1.2 million decrease in income tax expense.

Six Month Overview   The Company’s net loss for the six months ended December 31, 2007, was $1.3 million or $0.41 per diluted share, compared to net income of $1.4 million or $0.41 per diluted share in the same period last year.

The decrease in net income for the six months ended December 31, 2007 as compared to the same period a year ago was due to a $3.3 million decrease in non-interest income, a $1.2 million increase in non-interest expense, and an $11,000 increase in provision for loan losses.    In addition, discontinued operations contributed $76,000 for the six months ended December 31, 2006.  These developments were partially offset by an increase in net interest income of $313,000 and a $1.5 million decrease in income tax expense.

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

Non-Interest Income (Loss)   For the three months ended December 31, 2007 the Company recorded non-interest loss of $1.7 million compared to non-interest income of $1.5 million during the same period in 2006.  For the six months ended December 31, 2007, the Company recorded non-interest loss of $200,000 compared to non-interest income of $3.1 for the six months ended December 31, 2006.  The following paragraphs discuss the principal components of non-interest income and the primary reasons for the changes from 2006 to 2007.

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

Other-than-Temporary Impairment on Investment Securities   In December 2007, the Company recognized a $3.3 million write-down related to one of its trust preferred securities.  During the most recent quarter, the security was downgraded to triple-C by one rating agency.  As a result, the market price of this security declined significantly.  Although management believes it is possible all principal and interest will be received, the market value decline was severe enough and was of sufficient duration to warrant the recognition of the security as “other than temporarily” impaired.  For further discussion, please refer to “Financial Condition – Securities Available-for-Sale and Held-to-Maturity” and “ Financial Condition – Stockholders’ Equity.”

Mortgage Banking Revenue   Mortgage banking revenue consists of gain on sale of residential loans, loan origination and closing fees, and mortgage servicing income.  Mortgage banking revenue declined $1,000 from $178,000 for the three months ended December 31, 2006, to $177,000 for the three months ended December 31, 2007.  For the six months ended December 31, 2007, mortgage banking revenue decreased $7,000 to $371,000 from $378,000 during the same period last year.  The decrease was due to a decline in the market value of the Company’s mortgage servicing portfolio.  This decline was offset by an increase in fixed rate mortgage origination volumes due to the overall decline in market interest rates.

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

Income Tax Expense   Income tax benefit for the six months ended December 31, 2007, was $1.1 million compared to an expense of $441,000 for the six months ended December 31, 2006.  Income tax benefit for the three months ended December 31, 2007, was $1.2 million compared to an expense of $77,000 for the same period a year ago.

Financial Condition

Overview Total assets decreased by $21.5 million or 3.3%, to $624.3 million at December 31, 2007, from $645.8 million at June 30, 2007.  The maturity of investment securities and declines in interest bearing deposits at other financial institutions were primarily used to fund a decrease in deposit liabilities and maturities of FHLB advances.  The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of the assets and liabilities for the period ended December 31, 2007.

Interest-Bearing Deposits with Banks Interest-bearing deposits with banks, which consist primarily of overnight investments at the FHLB, decreased by $6.2 million to $7.9 million December 31, 2007.  These balances were used to fund the aforementioned decreases in the Company’s deposit liabilities.

Securities Available-for-Sale and Held-for-Investment   Total securities decreased by $15.9 million to $116.0 million at December 31, 2007, from $131.9 million at June 30, 2007.  The decrease was primarily due to the maturity of commercial paper and principal payments from the Company’s mortgage backed security (“MBS”) portfolio.  These funds were also used to fund the aforementioned decline of deposit liabilities and maturities of FHLB advances.  In addition, during the most recent quarter the Company recognized a $3.3 million write-down related to one of its trust preferred securities.  The security was downgraded to triple-C by one rating agency.  As a result, the market price of this security declined significantly.  Although management believes it is possible all principal and interest will be received, the market value decline was severe enough and was of sufficient duration to warrant the recognition of the security as “other than temporarily” impaired.

Federal law and regulation generally permit the Company's federal savings association subsidiary to invest up to 35% of its assets in commercial paper and corporate debt securities. Notwithstanding this investment limit, guidance issued by the Office of Thrift Supervision ("OTS") imposes lower limits on such investments, absent OTS approval.  The Company was recently advised by the OTS that the aggregate amount of the Company's portfolio of trust-preferred pooled securities ($61.9 million carrying value at December 31, 2007) exceeds OTS regulatory guidelines. The

Company is currently in discussions with the OTS about the size of this portfolio and, in response to an OTS request, expects to file with them by May 15, 2008, a plan to come into compliance with such regulatory guidelines and the timeframe for doing so.  It should be noted, the OTS granted the Company an extension to May 15th for the submission of this plan from the original deadline that was reported in Form 8-K filed on February 25, 2008.   As part of such plan, the Company intends to seek OTS approval to allow the Company to retain such securities, notwithstanding the regulatory guidelines. There can be no assurance that the Company will obtain the approval. Any future directive by the OTS to sell such securities could result in the securities being classified as “other than temporarily impaired” due to a lack of positive intent and ability by the Company to hold these securities to maturity and/or forecasted recovery.  Regardless of the OTS’s decision, continued deterioration in the performance and/or fair value of these securities could result in the securities being classified as “other than temporarily impaired” or “permanently impaired” in a future reporting period.  Such classification, regardless of reason, could have a material adverse effect on the Company's future earnings and stockholders' equity.

Please refer to “Financial Condition – Stockholders’ Equity,” below, for additional discussion relating to the Company’s TPS portfolio.

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

Stockholders’ Equity  Total stockholders’ equity decreased by $5.6 million from $70.3 million at June 30, 2007, to $64.7 million at December 31, 2007.  This decrease was due in part to $1.3 million net loss during the six months ended December 31, 2007, as well as $2.4 million increase in accumulated other comprehensive loss during the period.  This increase was caused by a decline in the fair value of the Company’s TPS portfolio.  In recent months, well-publicized volatility in world credit markets has resulted in significant fluctuations in the value of the Company’s TPSs.  In the opinion of management this volatility is principally due to market perceptions of credit risk and only secondarily to actual deterioration in the underlying credit quality or performance of the community banks, thrifts, insurance companies, and, to a much lesser degree, REITs that secure the Company’s TPSs.

Continued volatility in the market value for the Company’s TPSs, whether caused by changes in market perceptions of credit risk or actual defaults of the financial companies that secure the Company’s portfolio of TPSs, could result in significant fluctuations in the value of these securities.  This could have a material adverse impact on the Company’s accumulated other comprehensive loss and stockholders’ equity depending on the direction of the fluctuations.  Furthermore, future defaults of the companies that secure the Company’s TPSs could result in future classifications of these securities as “other than temporarily impaired,” “permanently impaired,” or a combination thereof.  This will likely have a material adverse impact on the Company’s future earnings and stockholders’ equity.

Refer to “Financial Condition–Securities Available-for-Sale and Held-for-Investment,” above, for additional discussion relating to the Company’s TPS portfolio.

Stockholders’ equity also declined due to the Company’s repurchase of 87,000 treasury shares during the six months ended December 31, 2007, at an average price of $18.96.

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

(Dollars in Thousands)	December 31, 2007	June 30, 2007
Loans accounted for on a non-accrual basis:
Single-family mortgage loans	$213	$405
Commercial real estate loans	1,236	732
Commercial business loans	1,378	-
Consumer loans	161	105
Total non-performing loans	2,988	1,242
Foreclosed and repossessed assets	3,611	2,156
Total non-performing assets	$6,599	$3,398
Restructured loans not included in other non-performing categories above	$3,710	$2,827

Non-performing loans as a percentage of total loans	0.70%	0.29%
Non-performing assets as a percentage of total assets	1.06%	0.19%

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

	December 31, 2007
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Tangible capital	$46,159	7.57%	$9,143	1.50%	-	-
Tier 1 leverage (core)	46,159	7.57	24,382	4.00	$30,477	5.00%
Tier 1 risk-based capital	46,159	9.82	18,802	4.00	28,204	6.00
Risk-based capital	47,733	10.15	37,605	8.00	47,006	10.00

	June 30, 2007
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Tangible capital	$49,018	7.83%	$9,395	1.50%	-	-
Tier 1 leverage (core)	49,018	7.83	25,054	4.00	$31,317	5.00%
Tier 1 risk-based capital	49,018	10.17	19,280	4.00	28,920	6.00
Risk-based capital	50,620	10.50	38,559	8.00	48,199	10.00

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company’s market risk is primarily comprised of interest rate risk resulting from its core banking activities of lending and deposit taking.  Interest rate risk is the risk that changes in market interest rates might adversely affect the Company’s net interest income or the economic value of its portfolio of assets, liabilities and off-balance-sheet contracts.  Management continually develops and applies strategies to mitigate this risk.  The Company primarily relies on the OTS Net Portfolio Value Model (the “Model”) to measure its susceptibility to interest rate changes.  For various assumed hypothetical changes in market interest rates, the Model estimates the current economic value of each type of asset, liability and off-balance-sheet contract.  The present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts results in a net portfolio value (“NPV”) estimate.  An analysis of the changes in NPV in the event of hypothetical changes in interest rates is presented in the Form 10-K filed by the Company for the fiscal year ended June 30, 2007.  The Company’s NPV ratio after a 200 basis point rate-shock was 9.37% at September 30, 2007, compared to 9.16% at June 30, 2007, and 8.92% at September 30, 2006, as measured by the Model.  As of that date, the Company’s interest rate risk, as measured by the Model, was within the Company’s Asset Liability Policy guidelines and the OTS “level of risk” was reported as “minimal”.  Management does not believe that the Company’s primary market risk exposures and how those exposures were managed during the three months ended December 31, 2007, have changed significantly when compared to the immediately preceding quarter ended September 30, 2007.  However, the Company’s primary market risk exposure has not yet been quantified at December 31, 2007, and the complexity of the Model makes it difficult to accurately predict results.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, there have been no significant changes in the Company’s internal control over financial reporting that occurred during the period that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On February 19, 2008, the Audit Committee of the Board of Directors of the Company (the “Committee”) and management met to discuss the error in the Company’s previously filed Form 10-Q (refer to “Restatement of Previously Reported Financial Information” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein).   Management described to the Committee its usual and customary practice of receiving security ratings information and market price indications from third party sources after the close of each reporting period.   Management noted that these sources did not indicate that the security in question had been downgraded as of the reporting date.  Management also noted that none of the market price indications received from third-party brokers on the security in question indicated that a downgrade had occurred.  Indeed, when presented with the knowledge of the downgrade after it was discovered by management, the brokers substantially lowered the price indications they had previously provided to the Company.  In light of these facts, the Committee concluded that the Company’s internal controls were functioning as intended and that a material weakness did not exist.     Further, the Committee concluded that given the facts, circumstances, and timing of the Company’s discovery of the error, a material weakness did not exist in the Company’s disclosure controls.

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

FIRST FEDERAL BANKSHARES, INC.

DATE: May 16,2008	BY:	/s/ Michael W. Dosland
Michael W. Dosland
President and Chief Executive Officer

DATE: May 16, 2008	BY:	/s/ Michael S. Moderski
Michael S. Moderski
Senior Vice President, Chief Financial Officer and Treasurer