Form 10-Q
period 2008-03-31
FIRST FEDERAL BANKSHARES INC
filed 2008-05-16
CIK 1075348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-25509

First Federal Bankshares, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	42-1485449
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

329 Pierce Street, Sioux City, Iowa	51101
(Address of principal executive offices)	(Zip Code)

712-277-0200
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    YES ☑    NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer  ☐☑           Accelerated filer ☑           Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
    YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2008
Common Stock, $.01 par value	3,304,471

FIRST FEDERAL BANKSHARES, INC.

Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)
	March 31,	June 30,
	2008	2007
ASSETS
Cash and due from banks	$13,238,045	$11,613,908
Interest-bearing deposits in other financial institutions	-	14,124,559
Cash and cash equivalents	13,238,045	25,738,467

Securities available-for-sale (amortized cost $108,882,846 and $122,595,377, respectively)	96,975,511	122,309,017
Securities held-to-maturity (fair value $8,453,190 and $9,472,865, respectively)	8,327,942	9,549,072
Mortgage loans held for sale	3,042,178	2,130,709

Loans receivable	411,005,041	429,751,342
Allowance for loan losses	(4,693,223)	(1,797,393)
Net loans	406,311,818	427,953,949

Federal Home Loan Bank ("FHLB") stock, at cost	4,794,500	3,559,600
Office property and equipment, net	18,857,967	16,204,913
Accrued interest receivable	2,801,489	2,939,993
Goodwill	18,417,040	18,417,040
Foreclosed and repossessed assets	3,419,300	2,156,217
Deferred tax asset	5,234,000	165,000
Other assets	15,908,342	14,692,533
Total assets	$597,328,132	$645,816,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit liabilities	$464,179,835	$507,865,063
Advances from FHLB and other borrowings	70,124,509	62,202,229
Advance payments by borrowers for taxes and insurance	407,136	916,021
Accrued interest payable	3,109,739	2,690,658
Accrued expenses and other liabilities	1,819,821	1,887,317
Total liabilities	539,641,040	575,561,288

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 1,000,000 shares; issued none	-	-
Common stock, $.01 par value, authorized 12,000,000 shares;
issued 5,068,726 and 5,067,226 shares, respectively	50,639	50,604
Additional paid-in capital	39,459,787	39,230,016
Retained earnings, substantially restricted	54,755,814	58,704,525
Treasury stock, at cost, 1,764,255 shares and 1,677,255 shares, respectively	(28,535,663)	(26,885,723)
Accumulated other comprehensive loss	(7,466,335)	(179,360)
Unearned ESOP	(577,150)	(664,840)
Total stockholders’ equity	57,687,092	70,255,222
Total liabilities and stockholders’ equity	$597,328,132	$645,816,510

See Notes to Consolidated Financial Statements.

Index

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
Interest income:
Loans receivable	$6,641,165	$7,341,477	$21,474,432	$22,512,248
Investment securities	1,864,437	1,530,616	5,883,674	3,329,176
Deposits in other financial institutions	66,944	73,503	124,993	317,336
Total interest income	8,572,546	8,945,596	27,483,099	26,158,760
Interest expense:
Deposits	3,570,052	4,183,302	12,046,935	11,389,579
Advances from FHLB and other borrowings	1,092,033	918,449	3,244,971	2,958,206
Total interest expense	4,662,085	5,101,751	15,291,906	14,347,785
Net interest income	3,910,461	3,843,845	12,191,193	11,810,975
Provision for loan losses	2,681,059	31,424	3,194,096	534,087
Net interest income after provision for loan losses	1,229,402	3,812,421	8,997,097	11,276,888
Non-interest income:
Service charges on deposit accounts	773,793	771,344	2,391,645	2,534,044
Fees on commercial and consumer loans	57,706	50,967	278,321	135,796
Gain on sale of real estate held for development	-	15,000	46,610	75,000
Other-than-temporary impairment of investment securities	(489,526)	-	(3,760,120)	-
Mortgage banking revenue	148,381	152,141	519,252	529,669
Earnings from bank owned life insurance	138,981	132,978	413,655	396,977
Other income	275,159	230,271	838,144	783,737
Total non-interest income	904,494	1,352,701	727,507	4,455,223
Non-interest expense:
Personnel expense	2,932,250	2,567,397	8,563,378	7,705,644
Office property and equipment	732,344	751,356	2,134,206	2,116,168
Data processing, ATM and debit card transaction costs,
and other item processing expense	392,700	308,999	1,179,402	911,505
Professional, insurance and regulatory expense	282,510	251,598	789,571	810,387
Advertising, donations and public relations	287,678	160,197	1,054,004	543,872
Communications, postage and office supplies	212,127	212,019	647,440	614,059
Other expense	351,302	287,757	808,738	660,207
Total non-interest expense	5,190,911	4,539,323	15,176,739	13,361,842
Income (loss) before income taxes
and discontinued operations	(3,057,015)	625,799	(5,452,135)	2,370,269
Income tax expense (benefit)	(1,210,000)	120,000	(2,267,000)	561,000
Income (loss) from continuing operations	(1,847,015)	505,799	(3,185,135)	1,809,269
Income from discontinued operations, net of tax
of $322,000 and $368,000 respectively in 2007	-	513,883	-	589,679
Net income (loss)	$(1,847,015)	$1,019,682	$(3,185,135)	$2,398,948

Per share information:
Basic earnings (loss) per share from continuing operations	$(0.57)	$0.15	$(0.98)	$0.54
Basic earnings per share from discontinued operations	-	0.16	-	0.18
Basic earnings (loss) per share	$(0.57)	$0.31	$(0.98)	$0.72

Diluted earnings (loss) per share from continuing operations	$(0.57)	$0.15	$(0.98)	$0.54
Diluted earnings per share from discontinued operations	-	0.15	-	0.18
Diluted earnings (loss) per share	$(0.57)	$0.30	$(0.98)	$0.72

See Notes to Consolidated Financial Statements.

Index

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)
	Nine Months
	Ended March 31,
	2008	2007
Capital Stock:
Beginning of year balance	$50,604	$50,109
Restricted stock vested: 2,062 shares	20	-
Stock options exercised: 1,500 and 50,611 shares, respectively	15	485
End of period balance	50,639	50,594

Additional paid-in capital:
Beginning of year balance	39,230,016	38,293,233
Stock options exercised	14,860	655,295
Stock compensation expense	129,640	72,196
Employee stock grants awarded	-	(5,742)
Stock appreciation of allocated ESOP shares	49,342	107,179
Amortization of employee stock grants	35,929	21,596
End of period balance	39,459,787	39,143,757

Retained earnings, substantially restricted:
Beginning of year balance	58,704,525	57,013,427
Adoption of FIN 48	180,000	-
Adoption of SFAS 156	79,374	-
Net income (loss)	(3,185,135)	2,398,948
Dividends paid on common stock: $0.315 and $0.31 per share, respectively	(1,022,950)	(1,028,750)
End of period balance	54,755,814	58,383,625

Treasury stock, at cost:
Beginning of year balance	(26,885,723)	(25,920,685)
Employee stock grants awarded	-	5,742
Treasury stock acquired: 87,000 and 38,589 shares, respectively	(1,649,940)	(850,180)
End of period balance	(28,535,663)	(26,765,123)

Accumulated other comprehensive (loss):
Beginning of year balance	(179,360)	(325,650)
Net change in unrealized gains (losses) on securities
available-for-sale, net of income taxes	(9,644,095)	299,310
Less: reclassification adjustment for net realized losses
included in net income, net of income taxes	2,357,120	-
End of period balance	(7,466,335)	(26,340)

Unearned ESOP shares:
Beginning of year balance	(664,840)	(786,540)
ESOP shares allocated	87,690	91,830
End of period balance	(577,150)	(694,710)
Total stockholders' equity	$57,687,092	$70,091,803

See Notes to Consolidated Financial Statements.

Index

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net income (loss)	$(1,847,015)	$1,019,682	$(3,185,135)	$2,398,948
Net change in unrealized gains (losses) on securities
available-for-sale, net of taxes	(5,243,634)	53,212	(9,644,095)	299,310
Less: reclassification adjustment for net realized losses
included in net income, net of taxes	306,526	-	2,357,120	-
Total comprehensive income (loss)	$(6,784,123)	$1,072,894	$(10,472,110)	$2,698,258

See Notes to Consolidated Financial Statements.

Index

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)	Nine months ended
	March 31,
	2008	2007
Cash flows from continuing operating activities:
Net income (loss)	$(3,185,135)	$2,398,948
Income from discontinued operations	-	(589,679)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operating activities:
Loans originated for sale to investors	(51,446,000)	(30,512,000)
Proceeds from sale of loans originated for sale	51,789,360	31,639,058
Provision for losses on loans	3,194,096	534,087
Depreciation and amortization	1,104,005	794,345
Provision for deferred taxes	(555,000)	438,000
Equity-based compensation	302,621	292,801
Excess tax benefit resulting from stock options exercised	(1,000)	(151,000)
Net gain on sale of loans	(519,252)	(481,294)
Net gain on sale of real estate held for development	(46,610)	(75,000)
Other-than-temporary impairment on investment securities	3,760,120	-
Amortization of premiums and discounts on loans,
mortgage-backed securities and investment securities	50,476	(291,507)
Decrease (increase) in accrued interest receivable	138,504	(338,460)
Decrease (increase) in other assets	(3,467)	1,169,427
Increase in accrued interest payable	419,081	846,787
Decrease in accrued expenses and other liabilities	(67,496)	(210,153)
Decrease in accrued taxes on income	(1,627,391)	(888,269)
Net cash provided by continuing operating activities	3,306,912	4,576,091
Cash flows from continuing investing activities:
Proceeds from maturities of securities held-to-maturity	1,210,945	1,510,893
Purchase of securities available-for-sale	(3,171,641)	(92,479,223)
Proceeds from maturities of securities available-for-sale	13,085,412	8,945,286
Redemption (purchase) of FHLB stock	(1,234,900)	1,335,000
Loans purchased	(6,831,000)	(10,247,000)
Proceeds from sales of loans	-	10,356,585
Decrease in loans receivable	22,340,902	27,944,279
Proceeds from sale of office property and equipment	3,892	66,511
Purchase of office property and equipment	(3,494,201)	(3,044,909)
Proceeds from sale of foreclosed real estate	717,281	365,168
Proceeds from sale of real estate held for development	804,844	1,989,961
Expenditures on real estate held for development	(309,020)	(1,754,991)
Net cash provided by (used in) continuing investing activities	23,122,514	(55,012,440)
Cash flows from continuing financing activities:
Increase (decrease) in deposits	(43,685,228)	59,473,284
Proceeds from advances from FHLB and other borrowings	108,351,245	4,401,072
Repayment of advances from FHLB and other borrowings	(100,428,965)	(30,000,000)
Net decrease in advance payments by borrowers for taxes and insurance	(508,885)	(596,803)
Issuance of common stock under stock options exercised	13,875	504,780
Excess tax benefit resulting from stock options exercised	1,000	151,000
Repurchase of common stock	(1,649,940)	(850,180)
Cash dividends paid	(1,022,950)	(1,028,750)
Net cash provided by (used in) continuing financing activities	(38,929,848)	32,054,403
Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	-	(78,314)
Net cash provided by investing activities of discontinued operations	-	1,027,167
Net cash provided by discontinued operations	-	948,853
Net decrease in cash and cash equivalents	(12,500,422)	(17,433,093)
Beginning of year	25,738,467	39,904,749
End of year	$13,238,045	$22,471,656

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period for:
Interest	$14,872,825	$13,500,998
Income taxes	(86,508)	953,279

See Notes to Consolidated Financial Statements.

Index

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of presentation

The consolidated financial statements as of and for the three and nine month periods ended March 31, 2008 and 2007, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosure normally included in year-end financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to these rules and regulations.  These consolidated financial statements should be read in conjunction with the Company’s Audited Consolidated Financial Statements and notes that are included in its Annual Report for the year ended June 30, 2007, filed on Form 10-K.

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

Critical Judgments and Estimates   The Company describes all of its significant accounting policies in Note 1 of the Company's Audited Consolidated Financial Statements in its 2007 Annual Report on Form 10-K.   Particular attention should be paid to the Company’s allowance for losses on loans, which requires significant management judgments and/or estimates because of the inherent uncertainties surrounding this area and/or the subjective nature of the area.  Information on the impact loss allowances have had on the Company's financial condition and results of operations for the three  and nine month periods ended March 31, 2008 and 2007, can be found below, in the sections entitled  "Results of Operations – Provision for Losses on Loans" and “Financial Condition – Non-Performing and Adversely Classified Assets”.

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

Index

Note 3.  Discontinued Operations

The Company sold substantially all the assets of its title search and abstract continuation business in a cash sale on March 1, 2007.  The results of operations of this business are shown in the Company’s consolidated statements of income for the three and nine months ended March 31, 2007, as “discontinued operations.”   The assets of the business sold have not been presented separately because those amounts are not material.

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

As a result of the implementation of FIN 48 on July 1, 2007, the Company recognized an $180,000 decrease to reserves for uncertain tax positions, resulting in a liability for unrecognized tax benefits of $127,000 at July 1, 2007.  This adjustment was accounted for as an adjustment to retained earnings.  The Company has included in the liability for unrecognized tax benefits approximately $26,000 for the payment of interest and penalties at March 31, 2008.  There have been no significant changes to this amount during the nine months ended March 31, 2008, and the Company does not expect that there will be any significant increase or decrease through the remainder of fiscal year 2008.

In September 2006, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-04).  In March 2007, the EITF reached a final conclusion on Issue 06−10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.  The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement.  The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement and, therefore, a liability for the postretirement obligation must be recognized. EITF 06-04 is effective for annual reporting periods beginning after December 15, 2007, with earlier adoption permitted.  The Company plans to adopt EITF 06-04 on July 1, 2008.  EITF 06-04 allows the Company to record the initial recognition of the liability through stockholders’ equity.  Upon the adoption of EITF 06-04 management estimates the Company’s stockholders’ equity will decrease approximately $459,000 after income tax effect.  Ongoing expenses will be recognized through current period income.  Management estimates the first year’s expense will be approximately $20,000 after income taxes or less than $0.01 per share.

Index

In September 2006, the FASB issued Statement No. 157, (“SFAS 157”), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  At this time, the Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations, and cash flows, but will require additional disclosures.

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

Note 5.  Earnings Per Share

The following information was used in the computation of net earnings per common share on both a basic and diluted basis for the periods presented.

Index

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Basic earnings (loss) per share computation:
Income (loss) from continuing operations	$(1,847,015)	$505,799	$(3,185,135)	$1,809,269
Income from discontinued operations	-	513,883	-	589,679
Net income (loss)	$(1,847,015)	$1,019,682	$(3,185,135)	$2,398,948
Weighted average common shares outstanding	3,238,079	3,329,442	3,245,390	3,316,039
Basic earnings (loss) per share from continuing operations	$(0.57)	$0.15	$(0.98)	$0.54
Basic earnings per share from discontinued operations	-	0.16	-	0.18
Basic earnings (loss) per share	$(0.57)	$0.31	$(0.98)	$0.72

Diluted earnings (loss) per share computation:
Income (loss) from continuing operations	$(1,847,015)	$505,799	$(3,185,135)	$1,809,269
Income from discontinued operations	-	513,883	-	589,679
Net income (loss)	$(1,847,015)	$1,019,682	$(3,185,135)	$2,398,948
Weighted average common shares outstanding	3,238,079	3,329,442	3,245,390	3,316,039
Incremental option and recognition and retention plan shares
using treasury stock method	-	19,673	-	30,072
Diluted shares outstanding	3,238,079	3,349,115	3,245,390	3,346,111
Diluted earnings (loss) per share from continuing operations	$(0.57)	$0.15	$(0.98)	$0.54
Diluted earnings per share from discontinued operations	-	0.15	-	0.18
Diluted earnings (loss) per share	$(0.57)	$0.30	$(0.98)	$0.72
Anti-dilutive options not included in diluted shares outstanding	171,328	30,550	150,200	26,280

Note 6.  Dividends

On April 17, 2008, the Board of Directors of First Federal Bankshares, Inc., took action to suspend the payment of the Company's quarterly dividend.  The Board took this step to maintain the capital strength of the Company given recent negative trends in the Company’s operating performance, asset quality, as well as recent deterioration in economic conditions and financial markets.  The Company intends to reassess the dividend on a quarterly basis, but does not anticipate reinstatement until operating results and asset quality improve and/or economic conditions and financial markets stabilize.  This decision is expected to preserve approximately $1.4 million in capital on an annualized basis.

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

Selected financial information on the Company’s segments is presented below for the three and nine months ended March 31, 2008 and 2007.

Index

	Three Months Ended March 31, 2008
(Dollars in Thousands)	Banking	Other	Consolidated
Interest income	$8,573	-	$8,573
Interest expense	4,662	-	4,662
Net interest income	3,911	-	3,911
Provision for loan losses	2,681	-	2,681
Net interest income after provision for loan losses	1,230	-	1,230
Non-interest income	904	-	904
Non-interest expense	5,191	-	5,191
Loss before income tax benefit	(3,057)	-	(3,057)
Income tax benefit	(1,210)	-	(1,210)
Net income (loss)	$(1,847)	-	$(1,847)
Depreciation and amortization	$384	-	$384

	Three Months Ended March 31, 2007
(Dollars in Thousands)	Banking	Other	Consolidated
Interest income	$8,945	-	$8,945
Interest expense	5,102	-	5,102
Net interest income	3,843	-	3,843
Provision for loan losses	31	-	31
Net interest income after provision for loan losses	3,812	-	3,812
Non-interest income	1,338	$15	1,353
Non-interest expense	4,526	13	4,539
Income before income taxes and discontinued operations	624	2	626
Income taxes	120	-	120
Income from continuing operations	504	2	506
Income from discontinued operations, net of tax (including
gain on disposal of $510, net of tax, in 2007)	-	514	514
Net income	$504	$516	$1,020
Depreciation and amortization	$206	-	$206

Index

	Nine Months Ended March 31, 2008
(Dollars in Thousands)	Banking	Other	Consolidated
Interest income	$27,483	-	$27,483
Interest expense	15,292	-	15,292
Net interest income	12,191	-	12,191
Provision for loan losses	3,194	-	3,194
Net interest income after provision for loan losses	8,997	-	8,997
Non-interest income	678	$50	728
Non-interest expense	15,165	12	15,177
Income (loss) before income tax (benefit)	(5,490)	38	(5,452)
Income tax benefit	(2,281)	14	(2,267)
Net income (loss)	$(3,209)	$24	$(3,185)
Depreciation and amortization	$1,104	-	$1,104
Total assets	$597,328	-	$597,328

	Nine Months Ended March 31, 2007
(Dollars in Thousands)	Banking	Other	Consolidated
Interest income	$26,159	-	$26,159
Interest expense	14,348	-	14,348
Net interest income	11,811	-	11,811
Provision for loan losses	534	-	534
Net interest income after provision for loan losses	11,277	-	11,277
Non-interest income	4,380	$75	4,455
Non-interest expense	13,300	62	13,362
Income before income taxes and discontinued operations	2,357	13	2,370
Income taxes	556	5	561
Income from continuing operations	1,801	8	1,809
Income from discontinued operations, net of tax (including
gain on disposal of $510, net of tax, in 2007)	-	590	590
Net income	$1,801	$598	$2,399
Depreciation and amortization	$794	-	$794
Total assets	$646,769	$937	$647,706

Note 8.  Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. Weighted-average assumptions used for stock appreciation rights (SAR) granted during the nine months ended March 31, 2008 under the 2006 Stock-Based Incentive Plan were: dividend yield of 3.12%; expected volatility of 22.0%; risk-free interest rate of 3.46%; expected life of 5.0 years; and weighted-average grant date fair value of $2.309.

A summary of SAR activity as of March 31, 2008, and changes since June 30, 2007 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Term (years)	Value
Outstanding SARs as of June 30, 2007	59,246	$19.10
Granted	34,585	13.45
Outstanding at March 31, 2008	93,831	$17.02	9.3	$12,105
Exercisable at March 31, 2008	3,333	$22.04	8.6	-

Index

No stock options were granted during the nine months ended March 31, 2008.  A summary of option activity for the nine months ended March 31, 2008 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Term (years)	Value
Outstanding options as of June 30, 2007	81,000	$17.49
Exercised	(1,500)	9.25
Forfeited	(2,750)	23.46
Outstanding at March 31, 2008	76,750	$17.44	5.7	$83,389
Exercisable at March 31, 2008	61,350	$16.39	5.0	$83,389

Share-based compensation expense for the nine months ended March 31, 2008 and 2007 totaled approximately $130,000 and $72,000, respectively. As of March 31, 2008, there was $313,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, to be recognized over a weighted-average period of 1.3 years.

A summary of the status of the Company’s non-vested shares of restricted stock as of March 31, 2008, and changes during the nine months ended March 31, 2008, is as follows:

		Weighted-Average
		Grant-Date
	Number	Fair Value
Non-vested restricted shares	6,400	$21.02
Vested	(1,600)	19.58
Non-vested at March 31, 2008	4,800	$21.50

Restricted stock expense for the nine months ended March 31, 2008 and 2007 was $36,000 and $22,000, respectively.  As of March 31, 2008, there was $59,000 of total unrecognized compensation cost related to non-vested restricted shares.  The cost is expected to be recognized over a weighted-average period of 3.8 years.  The total fair value of shares vested during the nine months ended March 31, 2008 was $25,000.

Note 9.  Other than temporary impairment on securities

In March 2008, the Company recognized a $490,000 write-down of one of its trust preferred securities to reflect “other than temporary” impairment.  The security is the same security that experienced a write down in December 2007.  The market value continued to decline during the current quarter.  Although management believes it is possible all principal and interest will be received, the market value decline was severe enough to warrant the recognition of additional write-downs of this security.  For further discussion, please refer to Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations “Financial Condition – Securities Available-for-Sale and Held-to-Maturity” and “Financial Condition – Stockholders’ Equity.”

Index

Note 10.  Non-performing assets

Non-performing assets increased to $12.7 million at March 31, 2008, from $3.4 million as of June 30, 2007.  As a result, non-performing assets as a percentage of total assets increased from 0.19% at June 30, 2007, to 2.13% as of March 31, 2008.  The following table sets forth information regarding non-performing loans and other assets at the dates indicated.

(Dollars in Thousands)	March 31, 2008	June 30, 2007
Loans accounted for on a non-accrual basis:
Single-family mortgage loans	$329	$405
Commercial real estate loans	7,091	732
Commercial business loans	1,728	-
Consumer loans	138	105
Total non-performing loans	9,286	1,242
Foreclosed and repossessed assets	3,419	2,156
Total non-performing assets	$12,705	$3,398
Restructured loans not included in other non-performing categories above	$3,544	$2,827

Non-performing loans as a percentage of total loans	2.24%	0.29%
Non-performing assets as a percentage of total assets	2.13%	0.19%

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

Results of Operations

Quarter Overview   The Company’s net loss for the three months ended March 31, 2008, was $1.8 million or $0.57 per diluted share compared to net income of $1.0 million or $0.30 per diluted share in the same period last year.

The decline in net income for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, was due to a $2.7 million increase in provision for loan losses, a $448,000 decrease in non-interest income, and a $651,000 increase in non-interest expense.  In addition, discontinued operations contributed $514,000 during the three months ended March 31, 2007.  These developments were offset by a $1.3 million decrease in income tax expense and a $67,000 increase in net interest income.

Nine Month Overview   The Company’s net loss for the nine months ended March 31, 2008, was $3.2 million or $0.98 per diluted share, compared to net income of $2.4 million or $0.72 per diluted share in the same period last year.

The decline in net income for the nine months ended March 31, 2008, as compared to the nine months ended March 31, 2007, was due to a $2.7 million increase in provision for loan losses, a $3.7 million decrease in non-interest income and a $1.8 million increase in non-interest expense.  In addition, discontinued operations contributed $590,000 for the nine months ended March 31, 2007.  These developments were offset by a $2.8 million decrease in income tax expense and a $380,000 increase in net interest income.

The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of net income during the three and nine periods ended March 31, 2008.

Net Interest Income   Net interest income for the three-month period ended March 31, 2008, increased $0.1 million from $3.8 million for the three months ended March 31, 2007, to $3.9 million for the three months ended March 31, 2008.  For the three months ended March 31, 2008, the Company’s net interest margin was 2.86% compared to 2.79% for the same period a year ago.  The increase in margin was due to liability costs falling faster than the yield of the Company’s interest-earning assets.  During the most recent quarter, the Company’s cost of interest-bearing liabilities declined 40 basis points in response to overall decreases in market interest rates.   Asset yields decreased 20 basis points.  Approximately half of this decrease was due to a decline in yields on the Company’s loan portfolio.  The remaining decrease was related to the reversal of interest on loans that were placed on non-accrual during the period.  The increase in margin was offset by a decrease in the Company’s average interest-earning assets.  Average interest-earning assets decreased $7.0 to $553.1 million during the most recent quarter compared to $560.1 million for the three months ended March 31, 2007.

For the nine month period ended March 31, 2008, net interest income increased to $12.2 million compared to $11.8 million for the same period in the previous year.  For the nine months ended March 31, 2008, the Company’s net interest margin remained at 2.93%.  However, average interest-earning assets for the nine month period ended March

Index

31, 2008, increased $15.9 million to $561.5 million compared to $545.7 million for the nine months ended March 31, 2007.  The change is primarily due to increases in the Company’s investment portfolio.

The following tables set forth information regarding the average balances of the Company’s assets, liabilities, and equity, as well as the average yield on assets and average cost of liabilities for the periods indicated.  The information is based on daily average balances during the three and nine month periods ended March 31, 2008 and 2007.

	Three months ended March 31,
	2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (1)	$416,552	$6,641	6.47%	$446,975	$7,341	6.66%
Investment securities (2)	126,771	1,864	6.10%	107,646	1,531	5.99%
Deposits in other financial institutions	9,802	67	2.77%	5,482	74	5.44%
Total interest-earning assets	553,125	8,572	6.32%	560,103	8,946	6.52%
Non-interest-earning assets	66,823			56,164
Total assets	$619,948			$616,267
Interest-bearing liabilities:
Deposit liabilities	$412,414	3,570	3.51%	$427,384	4,183	3.97%
Borrowings	93,054	1,092	4.76%	72,804	919	5.12%
Total interest-bearing liabilities	505,468	4,662	3.74%	500,188	5,102	4.14%
Non-interest-bearing:
Deposit liabilities	44,269			41,614
Other liabilities	4,709			4,185
Total liabilities	554,446			545,987
Stockholders’ equity	65,502			70,280
Total liabilities and
stockholders' equity	$619,948			$616,267
Net interest income		$3,910			$3,844
Interest rate spread			2.58%			2.38%
Net interest margin			2.86%			2.79%
Ratio of average interest-earning assets
to average interest-bearing liabilities			109.43%			111.98%
(1)	Average balances include nonaccrual loans and loans held for sale. Interest income includes amortization of deferred loan fees, which is not material.
(2)	Investment securities income is presented without the benefit of the tax effect of tax exempt income; yields are presented on a tax-effected basis.
(3)	Net interest margin represents net interest income, tax-effected, as a percentage of average earning assets.

Index

	Nine months ended March 31,
	2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (1)	$428,187	$21,474	6.68%	$453,741	$22,512	6.61%
Investment securities (2)	128,535	5,884	6.24%	83,762	3,329	5.56%
Deposits in other financial institutions	4,807	125	3.46%	8,166	318	5.18%
Total interest-earning assets	561,529	27,483	6.55%	545,669	26,159	6.43%
Non-interest-earning assets	64,796			55,626
Total assets	$626,325			$601,295
Interest-bearing liabilities:
Deposit liabilities	$424,035	12,047	3.78%	$403,661	11,390	3.76%
Borrowings	86,409	3,245	5.00%	81,028	2,958	4.86%
Total interest-bearing liabilities	510,444	15,292	3.99%	484,689	14,348	3.94%
Non-interest-bearing:
Deposit liabilities	43,207			42,055
Other liabilities	4,860			4,680
Total liabilities	558,511			531,424
Stockholders’ equity	67,814			69,871
Total liabilities and
stockholders' equity	$626,325			$601,295
Net interest income		$12,191			$11,811
Interest rate spread			2.56%			2.49%
Net interest margin			2.93%			2.93%
Ratio of average interest-earning assets
to average interest-bearing liabilities			110.01%			112.58%
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

Provision for Losses on Loans Provision for losses on loans increased to $2.7 million for the three months ended March 31, 2008, from $31,000 for the three months ended March 31, 2007.  For the nine months ended       March 31, 2008, the provision for loan losses increased to $3.2 million from $534,000 during the same time period last year.  Provision of losses on loans during the three and nine months ended March 31, 2008, were negatively impacted by a significant increase in non-performing loans and adversely classified assets.  Non-performing loans increased from $3.1 million or 0.72% of loans receivable at December 31, 2007, to approximately $9.3 million or 2.24% of loans receivable at March 31, 2008.  In addition, adversely classified assets (which include non-performing loans) increased from $8.5 million or 1.36% of total assets at December 31, 2007, to approximately $14.2 million or 2.38% of total assets at March 31, 2008.    Adversely classified assets consists of loans rated “Substandard”, “Doubtful”, or “Loss”, as well as foreclosed and repossessed assets.  Loans rated “Special Mention” increased from $13.9 million at      December 31, 2007, to approximately $21.7 million at March 31, 2008.

The increase in non-performing loans and adversely classified assets was primarily driven by deterioration in four large loan relationships.   During the most recent quarter a bio-diesel plant operator ($2.9 million), a land development firm ($1.3 million), a condominium developer ($0.8 million), and an ethanol plant operator ($0.6 million) defaulted on their loans to the Company.  As a result, these loans were downgraded to “Substandard” and were placed on non-accrual.   In addition to these loans, the Company downgraded to “Special Mention” a $6.1 million loan on a land development project and a $3.2 million loan to formalwear distributor that is secured by the borrower’s corporate headquarters and warehouse facility. In all of these instances, management of the Company believes the estimated fair

Index

value of the collateral securing these loans exceeds the amounts due the Company.  Accordingly, the Company does not anticipate a need for specific loss allowance on these relationships at this time, although there can be no assurances.

The Company’s absolute level of classified assets, management’s assessment of current economic conditions, and its assessment of the likelihood of near-term charge-offs, are key components in the calculation of the Company’s allowance for loan losses.   As a result of the overall increase in classified assets, management determined that a significant increase in the Company’s allowance for loan losses was appropriate.  In addition, management’s reassessment of current economic conditions, as well as its near-term expectations for losses, warranted an increase in certain subjective factors used in the Company’s computation of its allowance for loan loss.  As a result of these developments, as well as $505,000 in specific loss allowances on two other loan relationships discussed in the next paragraph, the Company recorded a provision for loan losses of approximately $2.7 million during the three months ended March 31, 2008.    In addition, the Company recorded a loss of $171,000 as a result of the disposition of certain foreclosed real estate properties during the period.  This amount has been included in other non-interest expense.

In addition to the developments discussed in the previous paragraph, a $1.4 million loan to a concrete pumping contractor deteriorated further during the quarter.  The borrower’s attempts to negotiate a workout with its creditors failed during the period, which resulted in the borrower filing for Chapter 11 bankruptcy.   As a result of this development, management believes the probable outcome for this loan relationship will be the complete liquidation of the loan collateral to satisfy the amounts owed to the Company.  Accordingly, during the quarter the Company increased its specific allowance on this loan relationship from $180,000 to $560,000 based on management’s assessment of the value of the collateral, which consists of a number of concrete pumping trucks.  Although management has used a professional appraisal firm to assist it in its valuation of the vehicles, there can be no assurances that the Company will be able to liquidate the collateral for the value estimated by management.  The Company also recorded a specific loss allowance of $125,000 against a $297,000 loan to a small commercial business.  For additional discussion, refer to “Financial Condition – Non-Performing and Adversely Classified Assets.”

The Company’s allowance for loan loss increased from $2.0 million or 0.46% of total loans at  March 31, 2007, to $4.7 million or 1.13% of total loans at March 31, 2008.   The Company’s allowance for loan losses represented 50.5% and 65.6% of non-performing loans as of March 31, 2008, and March 31, 2007, respectively.  Although management believes that the Company’s present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Company’s results of operations.

The following table summarizes the activity in the Company’s allowance for loan losses for the three and nine months ended March 31, 2008 and 2007.

	Three months ended		Nine months ended
	March 31		March 31
(Dollars in Thousands)	2008	2007	2008	2007
Balance at beginning of period	$2,056	$2,044	$1,797	$5,466
Provision for loan losses	2,681	31	3,194	534
Charge-offs:
Commercial real estate loans	-	(4)	(182)	(24)
Commercial business loans	-	(3)	(71)	(2,620)
Consumer loans	(70)	(63)	(149)	(190)
Total loans charged-off	(70)	(70)	(402)	(2,834)
Loans transferred to held for sale	-	-	-	(1,300)
Recoveries	26	26	104	165
Charge-offs, net of recoveries	(44)	(44)	(298)	(3,969)
Balance at end of period	$4,693	$2,031	$4,693	$2,031

Allowance for loan losses to total loans	1.14%	0.46%	1.14%	0.46%
Allowance for loan losses to non-performing loans	50.54%	65.64%	50.54%	65.64%
Net annualized charge-offs to average loans outstanding	0.04%	0.04%	0.09%	1.17%

Index

Non-Interest Income   Non-interest income totaled $904,000 for the three months ended March 31, 2008, compared to $1.4 million for the three months ended March 31, 2007.  For the nine months ended March 31, 2008, non-interest income totaled $728,000 compared to $4.5 million for the nine months ended March 31, 2007.  The following paragraphs discuss the principal components of non-interest income and the primary reasons for the changes from 2007 to 2008.

Service Charges on Deposit Accounts   Service charges on deposits increased $2,000 to $773,000 for the three month period ended March 31, 2008, as compared to the same period in the previous year.  For the nine months ended March 31, 2008, service charges on deposit accounts totaled $2.4 million as compared to $2.5 million for the nine months ended March 31, 2007.   This decline was primarily due to the elimination of fees on internet banking services and lower income from overdraft fees as a result of the implementation of an overdraft protection product.  These changes were driven by competitive forces in the Company’s market places.

Fees on Commercial and Consumer Loans   Service charges on commercial and consumer loans increased $7,000 to $58,000 for the three month period ended March 31, 2008, as compared to the same period in the previous year.  For the nine months ended March 31, 2008, service charges on loans increased $142,000 to $278,000.  These increases were primarily due to the collection of prepayment penalties on commercial and commercial real estate loans during the current periods.  The collection of prepayment penalties increased due to the general decline in market interest rates during the periods and a corresponding increase in refinancing activity in the commercial real estate portfolio.

Gain on Sale of Real Estate Held for Development   The gain on sale of real estate held for development for the three months ended March 31, 2008 and 2007, was zero and $15,000, respectively.  For the nine months ended March 31, 2008 and 2007, gain on the sale of real estate held for development totaled $47,000 and $75,000, respectively.  The gains recognized in both periods were due to sales from a condominium development project in the Company’s real estate development subsidiary.  This project is now completed.  The Company does not intend to undertake any further real estate development projects.

Other-than-Temporary Impairment of Investment Securities    In March 2008, the Company recognized a $490,000 write-down of one of its trust preferred securities to reflect “other than temporary” impairment.  The security is the same security that experienced a write down in December 2007.  The market value continued to decline during the current quarter.  Although management believes it is possible all principal and interest will be received, the market value decline was severe enough to warrant the recognition of additional write-downs of this security.  For further discussion, please refer to “Financial Condition – Securities Available-for-Sale and Held-to-Maturity” and “Financial Condition – Stockholders’ Equity.”

Mortgage Banking Revenue   Mortgage banking revenue consists of gain on sale of residential loans, loan origination and closing fees, and mortgage servicing income and changes to the mortgage servicing valuation.  Mortgage banking revenue declined $4,000 from $152,000 for the three months ended March 31, 2007, to $148,000 for the three months ended March 31, 2008.  For the nine months ended March 31, 2008, mortgage banking revenue decreased $11,000 to $519,000 from $530,000 during the same period last year.  These decreases were due to declines in the market value of the Company’s mortgage servicing portfolio during the respective periods due to a falling interest rate environment.    These declines were offset by an increase in fixed rate mortgage origination volumes also due to the overall decline in market interest rates.

Earnings from Bank Owned Life Insurance   Earnings from bank owned life insurance increased $6,000 to $139,000 for the three months ended March 31, 2008.  For the nine months ended March 31, 2008, earnings for bank owned life insurance increased $17,000 to $414,000 from $397,000 during the same period last year.  These changes were attributable to an increase in the investment yield of the underlying insurance policies.

Other Income   Other income for the three months ended March 31, 2008, increased $45,000 to $275,000 compared to the same period a year ago.  For the nine months ended March 31, 2008, other income totaled $838,000 as compared to $784,000 for the nine months ended March 31, 2007.  These changes were primarily due to an increase in sales of fixed annuities and mutual funds.

Index

Non-Interest Expense   Non-interest expense for the three months ended March 31, 2008, was $5.2 million compared to $4.5 million for the three months ended March 31, 2007.  For the nine months ended March 31, 2008, non-interest expense totaled $15.2 million compared to $13.4 million for the same period a year ago.   The following paragraphs discuss the principal components of non-interest expense and the primary reasons for the changes from 2007 to 2008.

Personnel Expense    Compensation and employee benefits was $2.9 million for the three months ended March 31, 2008, compared to $2.6 million for the three months ended March 31, 2007.  The increase in expense was due to annual merit increases and an increase in the number of full-time equivalent employees.  The number of full-time equivalent employees was 196 as of March 31, 2008, compared to 182 at the same time last year.  The number of employees increased during the year due to the opening of a two new banking centers in the Des Moines market as well as the hiring of certain key employees over the last twelve months.

Office Property and Equipment   Office property and equipment expense decreased $19,000 to $732,000 during the three months ended March 31, 2008, compared to the same period in the previous year.  For the nine months ended March 31, 2008 and 2007, office property and equipment expense totaled $2.1 million.  The decline in the current period is due to decreased snow removal costs as compared to the previous year.

Data Processing, ATM and Debit Card Transaction Costs, and Other Item Processing Expense     This expense category increased from $309,000 for the three months ended March 31, 2007, to $393,000 for the three months ended March 31, 2008.  For the nine months ended March 31, 2008, this expense increased to $1.2 million from $0.9 million.  These increases were partially due to costs associated with the purchase of new debit card stock in association with the Bank’s name change.  In addition, the Company has been successful in increasing the number of individuals using online banking and bill pay as well as cell phone banking.  As a result, processing costs through these channels have increased.

Professional, Insurance, and Regulatory   Professional, insurance and regulatory expense for the three months ended March 31, 2008, increased to $283,000 from $252,000 for the same period a year ago.  This increase was due to a higher level of legal expenses related to increased foreclosures on commercial real estate loans as compared to the prior period.  For the nine months ended March 31, 2008, professional, insurance, and regulatory expense decreased to $790,000 from $810,000 for the nine months ended March 31, 2007.  The Company incurred consulting and legal costs last year related to the implementation of the Company’s long-term incentive plan and cash incentive plan offset by the aforementioned legal costs.

Advertising, Donations, and Public Relations   Expenses related to advertising, donations, and public relations increased from $160,000 for the three months ended March 31, 2007, to $288,000 for the three months ended March 31, 2008.  For the nine months ended March 31, 2008, expenses related to advertising, donations and public relations totaled $1.1 million as compared to $0.5 million for the nine months ended March 31, 2007.   These increases are due to the promotion of the Company’s new brand and image.

Communication, Postage, and Office Supplies   Communications, postage, and office supplies totaled $212,000 for the three months ended March 31, 2008 and 2007.  For the nine months ended March 31, 2008, communication postage and office supply expense increased $33,000 to $647,000 as compared to last year.   These increases were due to printing and postage related to the Bank’s name change and the opening of the aforementioned Des Moines banking centers.

Other Non-Interest Expense   Other non-interest expense increased from $288,000 for the three months ended March 31, 2007, to $351,000 for the three months ended March 31, 2008.  For the nine months ended March 31, 2008, other non-interest expense increased to $809,000 compared to $660,000 for the nine months ended March 31, 2007.  These increases were due to costs incurred by the Company to dispose of foreclosed property and the recognition of allowances for debit card fraud and checking account overdraft losses.

Income Tax Expense   Income tax benefit for the nine months ended March 31, 2008, was $2.3 million compared to an expense of $561,000 for the nine months ended March 31, 2007.  Income tax benefit for the three months ended March 31, 2008, was $1.2 million compared to an expense of $120,000 for the same period a year ago.  The effective tax rate for the nine months ended March 31, 2008 was 41.6% compared to 23.7% for the nine months

Index

ended March 31, 2007.  The effective tax rate for the three months ended March 31, 2008 was 39.5% compared to 19.2% for the nine months ended March 31, 2007.  The effective tax rate between periods has increased because tax exempt income was a smaller percentage of the Company’ pre-tax loss in the most recent reporting periods as compared to the prior reporting periods.

Financial Condition

Overview Total assets decreased by $48.5 million or 7.5% to $597.4 million at March 31, 2008, from $645.8 million at June 30, 2007.  This decrease was due to short-term investments and cash flows from maturing loans and investments that were used to repay wholesale borrowings.  In addition, loans receivable declined $18.7 million as loan prepayment activity increased.  Total deposits declined significantly from June 30, 2007, as a result of management’s decision to replace $50 million in brokered certificates of deposit with $50 million in advances from the FHLB.   Excluding brokered certificates, deposit liabilities increased $6.3 million or 1.4% since June 30, 2007.  This increase was led by total checking accounts, which were up $4.9 million or 3.6%.

Interest-Bearing Deposits with Banks Interest-bearing deposits with banks, which consist primarily of overnight investments at the FHLB, decreased by $14.1 million to zero as of March 31, 2008.  These balances were used to fund the aforementioned decreases in the Company’s wholesale borrowings.

Mortgage Loans Held for Sale  Mortgage loans held for sale increased $0.9 million to $3.0 million as of March 31, 2008.  This change is attributable to increased originations of fixed-rate mortgage loans during the period due to an overall decline in mortgage interest rates.

Securities Available-for-Sale and Held-for-Investment  Total securities decreased by $26.6 million to $105.3 million at March 31, 2008, from $131.9 million at June 30, 2007.  The decrease was primarily due to the maturity of commercial paper and principal repayments on the Company’s mortgage backed security (“MBS”) portfolio.  These funds were principally used to repay wholesale borrowings.  In addition, the Company recognized a write-down of $490,000 of one of its trust-preferred pooled securities (“TPSs”).  The security is the same security that experienced a write down in December 2007.  The market value continued to decline during the current quarter.  Although management believes it is possible all principal and interest will be received, the market value decline was severe enough to warrant the recognition of additional write-downs of this security.

Federal law and regulation generally permit the Company's federal savings association subsidiary to invest up to 35% of its assets in commercial paper and corporate debt securities. Notwithstanding this investment limit, guidance issued by the Office of Thrift Supervision ("OTS") imposes lower limits on such investments, absent OTS approval.

The Company was recently advised by the OTS that the aggregate amount of the Company's portfolio of trust-preferred pooled securities ($65.2 million amortized cost at March 31, 2008) exceeds OTS regulatory guidelines. The Company is currently in discussions with the OTS about the size of this portfolio and, in response to an OTS request, on         May 15, 2008, a plan was filed to come into compliance with such regulatory guidelines and the timeframe for doing so.  As part of such plan, the Company intends to seek OTS approval to allow the Company to retain such securities, notwithstanding the regulatory guidelines. There can be no assurance that the Company will obtain the approval. Any future directive by the OTS to sell such securities could result in the securities being classified as “other than temporarily impaired” due to a lack of positive intent and ability by the Company to hold these securities to maturity and/or forecasted recovery.  During the most recent quarter, the Company recognized an “other than temporary” impairment charge on one trust preferred security that the Company owns.  Regardless of the OTS’s decision, continued deterioration in the performance and/or fair value of these securities could result in the securities being classified as “other than temporarily impaired” or “permanently impaired” in a future reporting period.  Such classification, regardless of reason, could have a material adverse effect on the Company's future earnings and stockholders' equity.  Please refer to “Financial Condition – Stockholders’ Equity,” below, for additional discussion relating to the Company’s trust-preferred securities (“TPSs”) portfolio.

Loans Receivable  Loans receivable decreased by $18.7 million, to $411.0 million as of March 31, 2008, from $429.8 million at June 30, 2007.  Repayments from the one-to-four family residential and commercial real estate portfolios were offset by an increase in commercial business loans and home equity and second mortgage loans.  The following table sets forth information regarding the Company’s loan portfolio, by type of loan, on the dates indicated.

Index

	March 31, 2008		June 30, 2007
(Dollars in Thousands)	Amount	%	Amount	%
First mortgage loans:
Secured by one to four family residences (1)	$114,539	28.2	$124,229	29.0
Secured by multi-family and non-residential properties (2)	175,082	43.1	197,952	46.2
Commercial business loans	62,206	15.3	50,439	11.8
Home equity and second mortgage loans	29,038	7.2	28,594	6.7
Other non-mortgage loans (3)	30,497	7.5	28,996	6.8
Loans in process, unearned discounts, premiums and
net deferred loan fees and costs	(357)	(0.1)	(459)	(0.1)
Loans receivable	411,005	101.2	429,751	100.4
Allowance for loan losses	(4,693)	(1.2)	(1,797)	(0.4)
Net loans	$406,312	100.0	$427,954	100.0
(1)	Includes construction loans of $8.9 million and $6.4 million, respectively.
(2)	Includes construction loans of $20.1 million and $18.7 million, respectively.
(3)	Includes other secured and unsecured personal loans.

Office property and equipment   Office property and equipment increased $2.6 million from $16.2 million at June 30, 2007, to $18.8 million at March 31, 2008.  The increase was due to construction costs associated with a new banking office in Ankeny, Iowa.  The Company opened the banking center in March of 2008.

FHLB Stock   The Company’s FHLB stock increased from $3.6 million at June 30, 2007, to $4.8 million at March 31, 2008.  The change was a direct result of the increase in FHLB advances, which increases the level of FHLB stock required to be held.

Deposit Liabilities   Deposit liabilities decreased by $43.7 million, to $464.2 million at March 31, 2008, from $507.9 million at June 30, 2007.  The decrease in deposits was partially due to the replacement of matured brokered certificates of deposits with lower cost FHLB advances of similar term.  The following table sets forth information regarding the Company’s deposit portfolio on the dates indicated.

	March 31, 2008		June 30, 2007
(Dollars in Thousands)	Amount	%	Amount	%
Non-interest-bearing checking	$47,963	10.33	$45,200	8.90
Interest-bearing checking accounts	94,649	20.39	91,723	18.06
Money market accounts	55,117	11.87	55,848	11.00
Savings accounts	24,522	5.28	25,931	5.10
Certificates of deposit	241,929	52.13	289,163	56.94
Total deposits	$464,180	100.00	$507,865	100.00

FHLB Advances and Other Borrowings   The Company’s FHLB advances and other borrowings increased by $7.9 million, to $70.1 million at March 31, 2008, from $62.2 million at June 30, 2007.  The increase was due to the aforementioned replacement of brokered certificates of deposit with FHLB advances offset by the repayment of FHLB advances with short-term investments and cash flows from maturing loans and investments.

Stockholders’ Equity Total stockholders’ equity decreased by $12.5 million from $70.3 million at  June 30, 2007, to $57.7 million at March 31, 2008.  This decrease was primarily attributable to the aforementioned write-down of one of the Company’s trust preferred securities and a $7.2 million increase in accumulated other comprehensive loss.  This increase was caused by a decline in the fair value of the Company’s remaining TPS portfolio.  The cash flows of the Company’s TPSs are derived from trust preferred securities and subordinated debt issued by well-diversified pools of banks and thrifts (76%), insurance companies (24%), and REIT/homebuilders (1%).  The Company’s TPS securities are secured through a combination of subordination from lower classes within the TPS

Index

structures, as well as over-collateralization of available future contractual cash flows.  At the time of purchase, each of the securities in the Company’s TPS portfolio were rated either single-A (61% of the portfolio) or triple-B (39% of the portfolio) by a nationally recognized rating agency. In recent months, well-publicized volatility in world credit markets has resulted in significant fluctuations in the value of the Company’s TPSs.  In the opinion of management this volatility is principally due to market perceptions of credit risk and only secondarily to actual deterioration in the underlying credit quality or performance of the community banks, thrifts, insurance companies, and, to a much lesser degree, REITs that secure the Company’s TPSs.

One of the Company’s TPSs with a principal face value of $5.0 million was downgraded to “triple-C” by a third-party rating agency in December 2007.   This downgrade was caused by the default of one of the REITs that secure the TPS, as well as financial difficulties of another REIT that subsequently defaulted in the TPS.  As a result, management concluded this security is “other than temporarily” impaired.  In December 2007, the Company recognized a write down of this security of $3.3 million.  During the most recent quarter, the security continued to experience market value declines.  As a result, management recognized an additional $490,000 in the current period.  Although management believes it is possible all principal and interest will be received, the market value decline was severe enough to warrant the recognition of additional write-downs of this security.

Continued volatility in the market value for the Company’s TPSs, whether caused by changes in market perceptions of credit risk or actual defaults of the financial companies that secure the Company’s portfolio of TPSs, could result in significant fluctuations in the value of these securities.  This could have a material adverse impact on the Company’s accumulated other comprehensive loss and stockholders’ equity depending on the direction of the fluctuations.  Furthermore, future defaults of the companies that secure the Company’s TPSs could result in future classifications of these securities as “other than temporarily impaired,” “permanently impaired,” or a combination thereof.  This will likely have a material impact on the Company’s future earnings and stockholders’ equity.

Refer to “Financial Condition–Securities Available-for-Sale and Held-for-Investment,” above, for additional discussion relating to the Company’s TPS portfolio.

Stockholders’ equity also declined due to the Company’s repurchase of 87,000 treasury shares during the nine months ended March 31, 2008, at an average price of $18.96.

Non-Performing and Adversely Classified Assets   Non-performing assets increased to $12.7 million at March 31, 2008, from $3.4 million as of June 30, 2007.  As a result, non-performing assets as a percentage of total assets increased from 0.19% at June 30, 2007, to 2.13% as of March 31, 2008.  The following table sets forth information regarding non-performing loans and other assets at the dates indicated.

(Dollars in Thousands)	March 31, 2008	June 30, 2007
Loans accounted for on a non-accrual basis:
Single-family mortgage loans	$329	$405
Commercial real estate loans	7,091	732
Commercial business loans	1,728	-
Consumer loans	138	105
Total non-performing loans	9,286	1,242
Foreclosed and repossessed assets	3,419	2,156
Total non-performing assets	$12,705	$3,398
Restructured loans not included in other non-performing categories above	$3,544	$2,827

Non-performing loans as a percentage of total loans	2.24%	0.29%
Non-performing assets as a percentage of total assets	2.13%	0.19%

As of March 31, 2008, the Company’s adversely classified assets totaled $14.2 million (which includes non-performing assets in the above table) or 2.38% of total assets compared to $4.9 million or 0.76% as of June 30, 2007.  Adversely classified assets include loans rated “Substandard”, “Doubtful”, or “Loss”, as well as foreclosed and repossessed assets.

Index

The Company is closely monitoring ten loan relationships and two foreclosed assets totaling $12.8 million that are included in the $14.2 million of adversely classified assets.  The following paragraphs contain a brief discussion of each of these items.

In May of 2007 the Company purchased $3.0 million in a $33.0 million loan for construction of a bio-diesel plant in south-eastern Nebraska.  In February of 2008 the Company was notified that the parent company was having financial difficulties and was unable to support this project.  As a result, the plant has not been completed.  The bank group has agreed to allow the borrower to use escrow funds and proceeds from the sale of raw materials in order to complete the project.  Construction is expected to be completed by June of 2008 at which time the plant will be able to provide cash flow to make regular payments or be sold to another entity that will be able to support the project.  Management has classified this loan as “Substandard” and it was placed on non non-accrual status.  Management does not anticipate a loss on this loan at this time.  However, there can be no assurances.

In January of 2006 the Company purchased $1.4 million participation of a $5.3 million loan to a concrete pumping business in Colorado.  In November 2006, the Bank was notified that the borrower was having cash flow problems stemming from the slow down in residential construction and a slower than expected ramp up of business in a new market.  The borrower’s attempts to negotiate a workout with its creditors failed during the most recent period, which resulted in the borrower filing for Chapter 11 bankruptcy.   As a result of this development, management believes the probable outcome for this loan relationship will be the complete liquidation of the loan collateral to satisfy the amounts owed to the Company.  Accordingly, during the quarter the Company increased its specific allowance on this loan relationship from $180,000 to $560,000 based on management’s assessment of the value of the collateral, which consists of a number of concrete pumping trucks.  Although management has used a professional appraisal firm to assist it in its valuation of the vehicles, there can be no assurances that the Company will be able to liquidate the collateral for the value estimated by management.  In addition, since this loan is primarily secured by equipment, management continues to classify this loan as “Doubtful” in order to properly reflect the risk in the calculation of the Company’s allowance for loan loss.  This loan is also accounted for on a non-accrual basis.

In 2003, the Company originated a $1.3 million loan for development of land in Des Moines, Iowa.  Management is currently negotiating with the borrowers to bring the loan current.  However, if the borrower cannot bring the loan current, foreclosure proceedings will commence.  Management has classified this loan as “Substandard” and it was placed on non non-accrual status.  Management does not anticipate a loss on this loan at this time.  However, there can be no assurances.

The Company purchased $0.9 million of a $4.2 million loan for an apartment complex in Chicago, Illinois.  In March of 2008, the borrower filed for bankruptcy.  A court hearing regarding the bankruptcy is scheduled for May of 2008.  Management has classified this loan as “Substandard” and it was placed on non non-accrual status.  Management does not anticipate a loss on this loan at this time.  However, there can be no assurances.

In December of 2006 the Company originated a loan to a real estate developer in Des Moines.  The purpose of the loan was to purchase and develop lots and single-family residences.  The current balance of this loan is $0.8 million.  It is delinquent as of March 31, 2008.  Management is currently negotiating with the borrowers to bring the loan current.  However, if the borrower cannot bring the loan current, foreclosure proceedings will commence.  Management has classified this loan as “Substandard” and was placed on non-accrual status.  Management does not anticipate a loss on this loan at this time.  However, there can be no assurances.

In March of 2006, the Company purchased $0.7 million of a $54 million credit facility for construction of an ethanol plant in southern Kansas.  The plant is operational.  However cash flow is not sufficient to support the debt.  Management is currently negotiating with the borrowers to bring the loan current.  However, if the borrowers cannot bring the loan current, foreclosure proceedings will commence.   Management has classified this loan as “Substandard” and is on non-accrual status.  Management does not anticipate a loss on this loan at this time.  However, there can be no assurances.

In 1999 and subsequent years the Company originated loans to a restaurant in Sioux City.  The current balance of these loans totaled $0.6 million at March 31, 2008.  The borrower has experienced several years of operating losses and cash flow from the business is not sufficient to service the debt.  Despite the lack of cash flow, the loan is current due to the guarantor injecting cash into the business.  This loan remains on accrual, but has been classified as

Index

“Substandard”.  Management believes the value of the collateral securing this loan is insufficient to repay the loan should the borrower default.  Should the Company be forced to foreclose, management anticipates that a loss could exceed $100,000.  However, management does not believe a loss is probable at this time, although there can be no assurances.

In 2004 the Company originated loans to a small manufacturer in Des Moines.  The current balance of these loans total $0.6 million at March 31, 2008.  The loans are current and remain on accrual.  However, the owners of the company do not have the ability to inject additional capital in the business.  Capital injections are needed to improve the company’s overall cash flow.  Management has classified this loan as “Substandard”.  Management believes the value of the collateral securing this loan is sufficient to repay the loan if foreclosure is necessary.  No loss is expected at this time. However, there can be no assurances.

In 1999 and 2000 the Company originated loans to an educational toy retailer in Sioux City.  The current balance of these loans totaled $0.5 million at March 31, 2008.  The borrower has experienced several years of operating losses and cash flow from that business is not sufficient to service the debt.  Despite the lack of cash flow, the loan is current due to the guarantor injecting cash into the business.  Management believes this loan is adequately secured by the underlying collateral which consists of real estate and to a lesser degree inventory and equipment.  This loan remains on accrual, but has been classified as “Substandard”.  No loss is expected at this time. However, there can be no assurances.

In May of 2007, the Company originated a $0.3 million loan for the purchase of a small commercial business in Central Iowa.  As a result of the weakening economy, sales for the business declined significantly.  As a result, the borrower was forced to close the business.  The Company has started foreclosure proceedings.  Management has classified this loan as “Doubtful” and has placed it on non-accrual status.  A specific allowance of $125,000 was recorded in March.  Management does not anticipate additional losses on this loan at this time.  However, there can be no assurances.

In 2005 the Bank purchased a $1.8 million participation in a $19.3 million loan for a senior housing facility in Minneapolis, Minnesota.  The borrower subsequently defaulted on the loan and the collateral was transferred to foreclosed assets in the fourth quarter of the previous fiscal year.  An offer to purchase the property for $21.0 million has been accepted by the bank group, but is contingent on bank group financing not to exceed $17.0 million.  In addition, it is anticipated that the purchaser will invest an additional $3.0 million of cash into this project for improvements.   The transaction is anticipated to close in the fourth quarter of fiscal year 2008.  Management expects no loss at this time.  However, there can be no assurances.

In December of 2007, the Company foreclosed on $1.5 million of singe-family residences and lot loans to two real estate developers in Des Moines.  The Company is in the process of disposing of these properties.  At March 31, 2008, the balance remaining was $0.9 million.  Management does not believe a material loss on the ultimate disposition of these properties is probable at this time.  However, there can be no assurances.

In addition to the aforementioned adversely classified assets, the Company is also closely monitoring four loan relationships rated “Special Mention”.  The total of these relationships is $11.4 million.  The following paragraphs contain a brief discussion of each of these relationships.

In 2005, the Bank originated a loan to an investor group for the purchase and renovation of an existing office building into condominiums in Des Moines.  The current balance of this loan is $6.9 million.  Condominium sales have been slow and the project has not met its sales targets.  As a result, capital injections were made by the investor group to improve cash flow, service the debt, and complete the renovation.  Management has classified this loan “Special Mention”.  Management does not expect a loss at this time.  However, there can be no assurances.

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

Index

developer for the project.  Should the Company be forced to foreclose, management anticipates that a loss could exceed $500,000.  However, management does not believe a loss is probable at this time, although there can be no assurances.

In 2002, the Bank purchased a $0.4 million participation of a $3.2 million loan to a golf and social club.  The loan was paying as agreed until December 2006.  At that time the borrower notified the bank group of a significant operating shortfall.  A group of investors continues to negotiate the purchase of the club’s assets.  The loan remains classified as “Special Mention” however continues to be accounted for on a non-accrual basis.  Management believes this loan is adequately secured by the underlying collateral, which consists primarily of real estate and to a lesser degree accounts receivable and equipment.  No loss is expected at this time.  However, there can be no assurances.

In April of 2007, the Bank originated a $6.2 million for development of commercial properties in the Jordan Creek area.  The borrower’s is currently experiencing financial difficulties.  As a result, cash flow is not sufficient to service the debt.  The borrower is currently looking for a partner to provide additional cash flow for this project.   Management has classified this loan as “Special Mention”.   Management does not anticipate a loss on this loan at this time.  However, there can be no assurances.

Liquidity and Capital

           The Bank is required to maintain specified amounts of capital pursuant to regulations promulgated by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”).  The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well-capitalized" institution).  At March 31, 2008, the Bank's regulatory capital exceeded all regulatory minimum requirements, as well as the amount required to be classified as a "well-capitalized" institution.  The Bank's actual and required capital amounts and ratios as of March 31, 2008, and June 30, 2007, were as follows:

	March 31, 2008
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Tangible capital	$44,420	7.52%	$8,856	1.50%	-	-
Tier 1 leverage (core)	44,420	7.52	23,617	4.00	$29,521	5.00%
Tier 1 risk-based capital	44,420	9.60	18,492	4.00	27,739	6.00
Risk-based capital	48,149	10.41	36,985	8.00	46,231	10.00

The Company is also required by OTS regulation to maintain sufficient liquidity to assure its safe and sound operation.  The Company's primary sources of liquidity are deposits obtained through its branch office network, borrowings from the FHLB and other sources, amortization, maturity, and prepayment of outstanding loans and

Index

investments, and sales of loans and other assets.  During the nine months ended March 31, 2008, the Company used these sources of funds to fund loan commitments, purchase loans, and cover maturing liabilities and deposit withdrawals.  The Company had a total of $56.8 million of loan commitments outstanding as of March 31, 2008.   In addition, at March 31, 2008 the Company had $101.6 million in certificates of deposits, $47.4 million in FHLB advances, and $10.0 million in other borrowings that were scheduled to mature within one year.

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

The Company also has a $5.0 million line of credit with another financial institution to provide liquidity at the holding company.  The line of credit has a one-year term and is priced at 175 basis points over the three month LIBOR rate.  The purpose of this line of credit is to provide cash for stock buybacks or to provide the holding company the ability to inject capital into the Bank.  As of March 31, 2008, there was no outstanding balance on this line of credit.

The Bank has entered into agreements with three financial institutions to provide federal funds lines of credit in the amount of $5.0 million per financial institution.  As of March 31, 2008, there were no outstanding balances on any of the lines of credit.  In addition, at March 31, 2008, the Bank had $92.2 million of borrowing capacity with the FHLB.

On October 25, 2007, the Board of Directors authorized an extension of the Company’s stock repurchase plan.  In November of 2005, the Board of Directors initially authorized the repurchase of 346,000 shares, or approximately 10% of the Company’s then outstanding shares of stock.  The extension is for one year, expiring on October 25, 2008.

The following table presents, as of March 31, 2008, the expected future payments of the Bank’s contractual obligations.

	Payments Due in:
(In thousands)	Less than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	Five Years or Greater	Total
FHLB advances	$47,402	$8,500	-	$1,250	$57,152
Other borrowings (1)	9,973	-	-	3,000	12,973
Operating lease	141	315	$373	441	1,270
Data processing	512	363	80	-	955
Off-balance-sheet (2)	56,798	-	-	-	56,798
Total	$114,826	$9,178	$453	$4,691	$129,148
(1)	Includes securities sold under repurchase agreements.
(2)	Includes commitments to extend credit, net of commitments to sell loans.

Off-Balance Sheet Arrangements

In addition to the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and letters of credit.  For the three months ended March 31, 2008, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company’s market risk is primarily comprised of interest rate risk resulting from its core banking activities of lending and deposit taking.  Interest rate risk is the risk that changes in market interest rates might adversely affect the Company’s net interest income or the economic value of its portfolio of assets, liabilities and off-balance-sheet contracts.  Management continually develops and applies strategies to mitigate this risk.  The Company primarily relies on the OTS Net Portfolio Value Model (the “Model”) to measure its susceptibility to interest rate changes.  For various assumed hypothetical changes in market interest rates, the Model estimates the current economic value of each type of asset, liability and off-balance-sheet contract.  The present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts results in a net portfolio value (“NPV”) estimate.  An analysis of the changes in NPV in the event of hypothetical changes in interest rates is presented in the Form 10-K filed by the Company for the fiscal year ended June 30, 2007.  The Company’s NPV ratio after a 200 basis point rate-shock was 9.16% at December 31, 2007, compared to 9.16% at June 30, 2007, and 8.94% at December 31, 2006, as measured by the Model.  As of that date, the Company’s interest rate risk, as measured by the Model, was within the Company’s Asset Liability Policy guidelines and the OTS “level of risk” was reported as “minimal”.  Management does not believe that the Company’s primary market risk exposures and how those exposures were managed during the three months ended March 31, 2008, have changed significantly when compared to the immediately preceding quarter ended December 31, 2007.  However, the Company’s primary market risk exposure has not yet been quantified at March 31, 2008, and the complexity of the Model makes it difficult to accurately predict results.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended  March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, there have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s current quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.             OTHER INFORMATION

ITEM 1.  Legal Proceedings

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company's business.  In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 1A. Risk Factors

There has been one addition to the risk factors disclosed in the Company’s 2007 Annual Report on  Form 10-K.

Index

The Net Realizable Value of Our Investment Securities Could Be Lower than the Fair Values Assigned to Them Under Accounting Principles Generally Accepted in the United States of America.

The Company determines the fair value of the investment securities in accordance with the guidance set forth in Statement of Financial Accounting Standards 115, Accounting for Certain Investments in Debt and Equity Securities  (“SFAS 115”). Pursuant to this guidance, the Company determines fair value based on the most recent price indications from third party investment brokers for the security as of the applicable balance sheet date.  The Company uses price indications to determine the amount of any unrealized losses that must be reflected in the other comprehensive income and the net book value of the investment securities.

The fair value assigned to a security under SFAS 115 may differ from the price for which the security could be sold in a market transaction.  Among other things, when fair value is based on the quoted market price for a security, adjustments to reflect discounts that could arise in the context of an actual sale, including block trade, illiquidity and other discounts resulting from the inability of the market to absorb the number of shares of the security offered for sale, are not considered.  Consequently, the price at which the security could be sold in a market transaction could be significantly lower than the quoted market price for the security, particularly if the quoted market price is based on trades involving a small number of shares, the security has an infrequent trading history, the market for the security is illiquid, or a large number of shares must be sold.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the nine months ended March 31, 2008.

The Company did not repurchase any shares during the quarter ended March 31, 2008.

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

FIRST FEDERAL BANKSHARES, INC.

DATE: May 16, 2008	BY:	/s/ Michael W. Dosland
Michael W. Dosland
President and Chief Executive Officer

DATE: May 16, 2008	BY:	/s/ Michael S. Moderski
Michael S. Moderski
Senior Vice President, Chief Financial Officer
and Treasurer