Form 10-K
period 2008-06-30
FIRST FEDERAL BANKSHARES INC
filed 2008-11-13
CIK 1075348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2008
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-25509

FIRST FEDERAL BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1485449
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

329 Pierce Street, Sioux City, Iowa	51101
(Address of principal executive offices)	Zip code

(712) 277-0200
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        YES ☐.   NO ☑.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer ☐                                                Accelerated Filer ☐                                             Non-Accelerated Filer ☐                                           Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES ☐.   NO ☑.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price, as reported by the NASDAQ Global Market, on December 31, 2007 was $40,527,843.  This amount does not include shares held by the Company’s Employee Stock Ownership Plan and by officers and directors.

As of October 31, 2008, there were 3,304,471 outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part II and III of Form 10K – Portions of Registrant’s definitive proxy statement for the 2008 annual stockholders meeting.

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

As of June 30, 2008, the Company owned 100% of the Bank’s common stock, and currently engages in no substantial activities other than its ownership of such common stock.  Consequently, its net income is derived primarily from the Bank’s operation. At June 30, 2008, the Company had total assets of $565.0 million, net loans of $407.8 million, total deposits of $446.6 million, and stockholders’ equity of $32.0 million.  Both the Company and the Bank report the results of their operations on a fiscal year basis ending June 30th.

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

The Bank’s primary business is community banking, which is attracting retail and commercial deposits from the general public and originating mortgage, consumer, commercial, and other loans within its primary market areas. The Bank’s primary lending area includes northwest and central Iowa and contiguous portions of Nebraska and South Dakota.  The Bank also purchases and/or participates in loans from third-party financial institutions.  In general these loans are underwritten according to the same standards as those used for the Bank’s own originations and are secured by property and/or collateral located within 300 miles of Sioux City, Iowa.  The Bank also invests in mortgage-backed and related securities, securities issued by the U.S. government or government-sponsored entities, local governments, private entities, and trust-preferred collateralized debt obligations.  In addition to customer deposits, the Bank obtains funding from the FHLB of Des Moines as well as certain other borrowing sources.

The Bank conducts operations through its 15 full-service offices in northwest Iowa, central Iowa, and northeast Nebraska.  Of the branches located in northwest Iowa, five are located in Sioux City, one in Le Mars, and one in Onawa.  In central Iowa, the Company has two locations in Des Moines, and one location in Ankeny, Grinnell, Johnston, Monroe, and Newton. The Company also operates one branch in South Sioux City, Nebraska. The Company’s business and operating results are significantly affected by the general economic conditions prevalent in its primary market area.  The Company’s primary market area is projected to experience low population growth in northwest Iowa, central Iowa, and northeast Nebraska, but strong growth in the Des Moines market area.

The Bank’s principal executive office is located at 329 Pierce Street, Sioux City, Iowa 51101, and its telephone number at that address is (712) 277-0200.  The Bank’s internet site is www.vantusbank.com

Lending Activities

General  The principal lending activities of the Company are the origination or purchase of mortgage loans secured by one-to-four family residential properties, loans secured by multifamily and non-residential real estate, secured and unsecured loans to consumers, and loans and lines of credit to business entities. As of June 30, 2008, loans held for investment purposes were $407.8 million or 72.2 % of the Company’s total assets.

The Company has sought to make its interest earning assets more rate sensitive by actively originating variable-rate loans, such as adjustable-rate residential mortgage loans, variable-rate home equity lines of credit, shorter-term and/or variable-rate commercial real estate and commercial business loans, and medium-term second mortgages and other consumer loans.

The Company actively originates fixed-rate mortgage loans, generally with 15 to 30 year terms to maturity secured by one-to-four family residential properties.  However, these loans generally are originated and underwritten for resale in the secondary mortgage market on a servicing-retained basis.  The Company also actively originates loans insured or guaranteed by the U.S. Government and Iowa State Government or agencies thereof, such as Veterans Administration, Iowa Rural Development, and Federal Housing Authority loans.  The Company also originates interim construction loans on one-to-four family residential properties, multi-family units, and non-residential properties.

Residential Real Estate Loans The Company originates one-to-four family, owner-occupied, residential mortgage loans secured by property located in its primary market area.  As of June 30, 2008, the Company had $111.9 million, or 27% of its total loan portfolio invested in first mortgage loans secured by one-to-four family residences.

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

Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination.  Such regulations permit a maximum loan-to-value ratio of 100% for residential property and up to 90% for all other real estate loans.  If the loan-to-value ratio is in excess of 80%, private mortgage insurance is generally required to limit the Company’s exposure to loss.  The Company also requires fire and casualty insurance, as well as title insurance or an opinion of counsel regarding good title, on all properties securing real estate loans made by the Company. The Company also purchases blanket insurance coverage to protect its interests in one-to-four family residential property collateral to the extent that the borrower lets such insurance lapse.

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

In addition to servicing the loans in its own portfolio, the Company services loans that it sells to third-party investors, (commonly referred to as “loans serviced for others”).  Servicing mortgage loans, whether for its own portfolio or for others, includes such functions as collecting monthly principal and interest payments from borrowers, maintaining escrow accounts for real estate taxes and insurance, and making such payments on behalf of borrowers when they are due.  When necessary, servicing of mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings and disposition of foreclosed real estate.  As of June 30, 2008, mortgage loans serviced for others amounted to $78.0 million.

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

Multi-Family Residential Real Estate Loans  The Company’s multi-family real estate loans are secured by structures such as apartment buildings and condominiums.  At June 30, 2008, the Company had $40.5 million or 10% of its total loan portfolio in multi-family residential real estate loans.  The terms of each multi-family residential real estate loan are negotiated on a case by case basis, although such loans typically have adjustable interest rates tied to a market index or the interest rate is fixed and the loan amortizes over 10 to 20 years with a three to ten year balloon payment.

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

Non-Residential Real Estate Loans The Company’s non-residential real estate loans are secured by improved property such as office buildings, industrial facilities, warehouses, retail/shopping structures, and other non-residential buildings.  Loans secured by non-residential real estate constituted $132.8 million, or 33%, of the Company’s total loan portfolio at June 30, 2008.  Fixed-rate non-residential real estate loans are offered with amortizations up to 20 years with balloon terms up to five years.  Adjustable-rate non-residential real estate loans also have amortizations up to 20 years and the rate typically adjusts with changes in the Prime Rate as published daily in the Wall Street Journal.

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

Commercial Business Loans  The Company makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships, and small- to medium-sized businesses. The Company offers term loans for fixed assets and working capital, revolving lines of credit, letters of credit, and Small Business Administration (“SBA”) guaranteed loans.  At June 30, 2008, commercial business loans constituted $62.2 million, or 15%, of the Company’s total loan portfolio.  Commercial business term loans are generally offered with initial fixed rates of interest for the first one to three years and with terms of up to ten years.  Business lines of credit have floating rates of interest and are payable on demand, subject to annual review and renewal.  Commercial business loans with variable rates of interest are generally indexed to the highest Prime Rate as published daily in the Wall Street Journal or indexed to the Federal Home Loan Bank – Des Moines advance rates.

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

Consumer Loans  The Company offers consumer loans in order to provide a full range of financial services to its customers.  Consumer loans totaled $66.4 million and accounted for approximately 16% of total loans as of June 30, 2008.  Most of the consumer loans that the Company originates include home equity mortgage loans, home equity lines of credit, automobile loans, recreational vehicle loans, loans secured by deposit accounts and unsecured loans.  Consumer loans are offered primarily on a fixed rate basis and for terms up to 180 months based on the type of collateral.  The Company’s home equity loans and home improvement loans, are generally secured by the borrower’s principal residence.

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

Loan Origination and Other Fees  In addition to interest earned on loans, the Company generally receives loan origination fees.  To the extent that loans are originated or acquired for the Company’s portfolio, the Company defers loan origination fees and costs and amortizes such amounts as yield adjustments over the life of the loans using the interest method of amortization.  Fees and costs deferred are recognized into income immediately upon the sale of the related loan.  In addition to loan origination fees, the Company also receives other fees and service charges that consists primarily of late charges and loan servicing fees on loans sold.  Loan origination and commitment fees are volatile sources of income.  Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the Company’s mortgage markets, which in turn respond to the demand for and availability of money.

Non-Performing Loans Loans are generally placed on non-accrual status and considered "non-performing" when, in the judgment of management, the probability of collection of principal or interest is deemed to be insufficient to warrant further accrual of interest.  As of June 30, 2008, $17.7 million or 4.29% of gross loans were considered non-performing.  When a loan is placed on non-accrual and/or non-performing status, previously accrued but unpaid interest is deducted from interest income.  In general, the Company does not record accrued interest on loans 90 or more days past due.  Refer to Notes 1, 3, and 4 of the Company's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

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

Adversely Classified Loans   Federal regulations require thrift institutions to classify their loans on a regular basis.  Accordingly, the Company has internal policies and procedures in place to evaluate risk ratings on all loans.  In addition, in connection with examinations of thrift institutions, federal examiners have authority to classify problem assets as "Substandard", "Doubtful", or "Loss".  As of June 30, 2008, $24.2 million or 0.58% of gross loans was adversely classified, which includes non-performing loans.  A loan is classified as "Substandard" if it is determined to involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected.  A loan is classified as "Doubtful" if full collection is highly questionable or improbable.  A loan is classified as "Loss" if it is considered uncollectible, even if a partial recovery could be expected in the future.  If a loan or portion thereof is classified as "Loss", the Company must either establish a specific allowance for the portion of the asset classified as "Loss" or charge off such amount.  Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for additional discussion.

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

Investment and Mortgage-Related Securities

The Company periodically invests in collateralized mortgage obligations (“CMOs”) and mortgage backed securities (“MBSs”) (collectively “mortgage-backed and related securities”) and other types of investment securities, including U.S. and state government obligations, securities of various federal government sponsored entities, and debt issues by various corporations, including collateralized debt obligations (“CDOs”).  As of June 30, 2008, total investment securities represented $91.2 million or 16.1% of total assets.

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

The Company’s CDO portfolio consists solely of trust preferred CDOs.  Trust preferred CDOs represent a participation interest in a pool of trust preferred debt or subordinated notes of banks, thrifts, insurance companies and real estate investment trusts (“REITS”).  The collateral of the CDOs purchased by the Company are typically 60%-70% banks, 20%-30% insurance companies, and 0%-10% REITS.  At June 30, 2008, the CDO collateral was approximately 76% banks, 24% insurance companies and less than 1% REITS/homebuilders.  Such investments are generally rated “A” or “triple-B” by independent rating agencies at the time of purchase.

Subsequent to the purchase of these securities, the level of deferrals and defaults of the underlying collateral was higher than expected.  As a result, some of the ratings of these securities have been downgraded by various rating agencies.  As a result of the downgrades, two bonds were considered to be below investment grade and two other securities were determined to be “other than temporarily” impaired due to projected cash flow shortfalls.  The Company has also taken “other than temporary” impairment charges for portions of two securities which exceed the Office of Thrift Supervision’s loans to one borrower limit due to a lack of ability to hold these securities to maturity and/or forecasted market value recovery.  In addition, as of June 30, 2008, the demand for this type of security has declined to the point where the market has become inactive.  Please refer to “Financial Condition - Securities Available-for-Sale and Held-to-Maturity” and “Results of Operations – Other than Temporary Impairment of Investment Securities” for more information.

Other securities held by the Company that are not guaranteed by the federal government or a government sponsored entities are limited to the four highest credit categories as established by the major independent credit rating agencies.  From time to time the Company will also purchase securities issued by local governments in order to support the primary market area of the Company.

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

Deposits   Consumer and commercial deposits are attracted principally from within the Company’s primary market area through the offering of a broad selection of deposit instruments including checking, regular savings, money market deposits, term certificate accounts, and individual retirement accounts.  On a limited basis, the Company will negotiate interest rates to attract jumbo certificates and institutional deposits.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  The Company regularly evaluates the internal cost of funds, surveys rates offered by its competitors, and its internal requirements for lending and liquidity, and executes rate changes as deemed appropriate.  As of June 30 2008, deposits accounted for $446.6 million or 79.1% of total liabilities and equity.

From time to time, the Company has also used certificates of deposits sold through third-party brokers (brokered deposits) as an alternative to borrowings from the FHLB.  FDIC regulations govern the acceptance of brokered deposits by insured depository institutions.  As of June 30, 2008, the Company did not have any brokered deposits outstanding.

FHLB Advances and Other Borrowings  The Company may rely upon borrowings from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  Borrowings from the FHLB are secured by a certain portion of the Company’s home mortgage loans and its mortgage-related securities, as well as stock in the FHLB, a minimum amount of which the Company is required to own.  The Company’s other borrowings consist of repurchase agreements made with its commercial business customers and repurchase agreements made between the Bank and other financial institutions.  As of June 30, 2008, FHLB advances and other borrowings were $81.6 million and accounted for 14.4% of the Company’s total liabilities and equity.  Borrowings from the FHLB are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.

Subsidiary Activities

During fiscal year 2008, the Company had two wholly-owned subsidiaries:  Vantus Bank and Equity Services, Inc (“ESI”).  Since the Company engages in no other significant activities beyond its ownership of the Bank, the description of the Company’s activities in this Form 10-K effectively represents a description of the activities of the Bank.  During fiscal year 2008, ESI ceased operations.  ESI was in the business of developing residential lots and dwellings in the Company’s primary market area.

The Bank had one wholly-owned subsidiary.  First Financial Corporation (“FFC”), an Iowa corporation, formerly operated a title search and abstract continuation business through its wholly-owned Iowa subsidiary, Sioux Financial Company (“SFC”).  During fiscal year 2007, SFC sold substantially all of the assets of its title search and abstract continuation business and ceased operations.  The after tax gain on the sale of these assets was $510,000. SFC’s financial information was classified as discontinued operations in the Company’s 2007, and 2006 financial statements.   FFC is also a majority owner of United Escrow, Inc. (“UEI”), which serves as an escrow agent in Woodbury County, Iowa.

Personnel

As of June 30, 2008, the Company and its wholly-owned subsidiaries had 195 full-time equivalent employees.  None of the Company’s employees is represented by a collective bargaining group.  The Company believes its relationship with its employees to be good.

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

Qualified Thrift Lender Test  The HOLA requires savings institutions to meet a qualified thrift lender (“QTL”) test.  Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain “qualified thrift investments,” primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly average basis in 9 out of every 12 months.  A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions.  As of June 30, 2008, the Bank’s assets invested in qualifying investments exceeded the percentage required to qualify the Bank under the QTL Test.

Limitation on Capital Distributions OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital.  An institution, such as the Bank, that exceeds all capital requirements before and after a proposed capital distribution (“Tier 1 Association”) and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to its net income year-to-date plus its net income for the prior two years that is still available for dividend

Loans to One Borrower  Under federal law, savings associations are subject to the same limits as those applicable to national banks, which limit loans to one borrower to the greater of $500,000 or 15% of unimpaired capital and unimpaired surplus and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate).  As of June 30, 2008, the Bank’s loan to one borrower limit was $7.0 million.

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

The Bank’s authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder.  Among other things, these regulations generally requires such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment.  However, the regulation permits executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank’s capital position, and requires certain approval procedures to be followed.  At June 30, 2008, the Bank was in compliance with the regulations.

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

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4.0% and 8.0%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset.  The components of Tier 1 (core) capital are equivalent to those discussed above under the 3.0% leverage ratio standard.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses.  Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  As of    June 30, 2008, the Company’s total risk-based capital was 9.85%.  As a result, the Company was categorized as “adequately capitalized.”  Subsequent to June 30, 2008, the Company entered into a definitive agreement to sell one of the Company’s banking centers.  As a result of this sale, the Company anticipates its total risk-based capital to exceed the “well-capitalized” level at December 31, 2008.  The Bank exceeded all minimum regulatory capital requirements as specified by the OTS as of June 30, 2008.  For additional discussion, refer to Note 13 of the Company’s Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data."

Insurance of Deposit Accounts  The FDIC has adopted a risk-based deposit insurance assessment system.  Assessments rates are based (1) the Bank’s regulatory ratings, and (2) the Bank’s financial ratios including capital ratios, credit quality issues and earning ratios.

Federal Reserve System The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At June 30, 2008, the Bank was in compliance with these reserve requirements.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

Federal Securities Law Shares of the Company’s common stock are registered with the SEC under Section 12(b) of the Exchange Act.  The Company is also subject to the proxy rules, tender offer rules, insider trading restrictions, annual and periodic reporting, and other requirements of the Exchange Act.

Federal and State Taxation

Federal Taxation  The Company is subject to those rules of federal income taxation generally applicable to Companies under the Internal Revenue Code of 1986, as amended (the "IRC").  The Company, the Bank, and the Bank’s wholly owned subsidiaries file a consolidated federal income tax return  The consolidated entity pays taxes at the federal statutory rate of 35% of its taxable income, as defined in the IRC.  Refer to Notes 1 and 10 of the Company’s Audited Consolidated Financial Statements, included herein under Part II, Item, 8, "Financial Statements and Supplemental Data," for additional discussion.  As of June 30, 2008, the Company had no material disputes outstanding with the Internal Revenue Service.

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

The Net Realizable Value of the Company’s Investment Securities Could Be Lower than the Fair Values Assigned to Them Under Accounting Principles Generally Accepted in the United States of America.

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

The fair value assigned to a security under SFAS 115 may differ from the price for which the security could be sold in a market transaction.  Among other things, when fair value is based on the quoted market price for a security, adjustments to reflect discounts that could arise in the context of an actual sale, including block trade, illiquidity and other discounts resulting from the inability of the market to absorb the number of shares of the security offered for sale, are not considered.  Consequently, the price at which the security could be sold in a market transaction could be significantly lower than the quoted market price for the security, particularly if the quoted market price is based on trades involving a small number of shares, the security has an infrequent trading history, the market for the security is illiquid, or a large number of shares must be sold.  In addition, the market for the Company’s trust-preferred CDOs is almost non-existent at this time.  This fact makes it difficult to determine the market value for the Company’s trust-preferred CDO portfolio.

Unrealized losses on investment securities could reduce regulatory capital if the securities are found to be “other than temporarily” impaired.

Under regulatory guidelines, unrealized gains and losses on debt securities available for sale are excluded from the computation of regulatory capital unless those losses are determined to be “other than temporary.”  During 2008, the Company recognized “other than temporary” impairment losses of $9.2 million ($5.8 million after tax) on CDO issues.  At June 30, 2008, the Company has CDO unrealized losses of $16.6 million ($10.4 million after tax), which have not been recognized as “other than temporary” losses.  These losses are included on the balance sheet in accumulated other comprehensive loss, but have been properly excluded from the computation of regulatory capital. Should some or all of these securities become “other than temporarily” impaired, this would reduce regulatory capital and depending on the amount involved, could reduce the Bank’s capital position to “under-capitalized” which would subject the Bank to a number of regulatory sanctions including a prohibition on dividends or other capital distributions, restrictions from borrowing from the Federal Reserve System discount window and the requirement to file a capital plan which could require the Bank to shrink its asset size, raise additional equity or take other actions to bring the Bank to regulatory capital compliance.

The actual amount of regulatory capital reductions triggered would depend on which securities are determined to the “other than temporarily” impaired, the fair value of those securities at the time that the impairment is determined (prices generally decline on impaired securities) and whether the related deferred tax asset would be allowable. Such amounts could exceed the unrealized losses at June 30, 2008.

The value of the Company’s investments in trust preferred securities is volatile and future declines or “other than temporary” impairments could materially adversely affect the Company’s future earnings and regulatory capital.

Continued volatility in the market value for the Company’s TPSs, whether caused by changes in market perceptions of credit risk or actual defaults in the Company’s portfolio of TPSs, could result in significant fluctuations in the value of these securities.  This could have a material adverse impact on the Company’s accumulated other comprehensive loss and stockholders’ equity depending on the direction of the fluctuations.  Furthermore, future downgrades or defaults in the Company’s TPSs could result in future classifications of these securities as “other than temporarily impaired,” “permanently impaired,” or a combination thereof.  This could have a material impact on the Company’s future earnings and stockholders’ equity.

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

The Company’s continued success depends to a significant extent upon the continued services of its senior management. The loss of services of any of The Company’s senior executive officers could cause The Company’s business to suffer. In addition, The Company’s success depends in part upon senior management’s ability to implement The Company’s business strategy.   On July 18, 2008, the Company announced that Michael W. Dosland resigned as the Chief Executive Officer of the Company.  Barry E. Backhaus, the previous chief executive officer was announced at the interim President and Chief Executive Officer.  The Company has started the process to search and hire a permanent Chief Executive Officer.
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

The Company conducts its business through its main office located in Sioux City, Iowa, and 15 branch offices located in northwest and central Iowa.  As of June 30, 2008, the Company owned the building and land for 14 of its offices and leased the building of one of its properties.   The aggregate net book value of the Company’s premises and equipment was $18.8 million at June 30, 2008.

ITEM 3	LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Company is periodically involved incident to the Company’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal 2008 to a vote of security holders.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the NASDAQ Global Market under the symbol “FFSX.”  As of October 31, 2008, the Company had 1,669 stockholders of record (excluding the number of persons or ,entities holding stock in nominee or “street” name through various brokerage firms), and 3,304,471 shares outstanding.  The following table sets forth market price and dividend information for the Company’s common stock.  Information is presented for each quarter of the previous two fiscal years.

Fiscal Year Ended June 30, 2008	High	Low	Closing Price	Cash Dividends Declared

First quarter	$19.00	$17.30	$17.40	$0.105
Second quarter	17.50	12.80	14.05	0.105
Third quarter	15.50	10.91	13.80	0.105
Fourth quarter	14.87	6.00	6.57	-

Fiscal Year Ended June 30, 2007	High	Low	Closing Price	Cash Dividends Declared

First quarter	$22.00	$21.50	$21.70	$0.100
Second quarter	22.51	21.40	21.70	0.105
Third quarter	22.22	21.31	21.31	0.105
Fourth quarter	21.55	18.50	19.44	0.105

Payment of dividends on the Common Stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, the Company’s results of operations and financial condition, tax considerations and general economic conditions.  No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.  On May 2, 2008, the Company announced the suspension of its quarterly dividend.

In December 2005, the Company announced a share repurchase plan that allows the Company to purchase 346,000 shares or 10% of the then-issued and outstanding stock.  The plan was extended in October 2007 and expired October 2008.  The Company has no plans to announce a new stock repurchase plans at this time.   There was no repurchase activity for the quarter ended June 30, 2008.

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

(Dollars in thousands, except per share amounts)
Financial Condition at June 30	2008	2007	2006	2005	2004
Total assets	$565,006	$645,817	$612,535	$586,813	$615,522
Securities available-for-sale, at fair value	84,229	122,309	47,320	49,559	84,276
Securities held-to-maturity, at amortized cost	7,000	9,549	13,077	18,197	23,186
Loans receivable, net	407,819	427,954	457,029	433,447	431,857
Office property and equipment, net	18,762	16,205	12,545	13,109	13,277
Federal Home Loan Bank (FHLB) stock, at cost	4,283	3,560	5,162	5,762	6,096
Goodwill	-	18,417	18,417	18,417	18,524
Deposit liabilities	446,568	507,865	446,056	407,562	429,209
Advances from FHLB and other borrowings	81,637	62,202	92,754	104,564	109,886
Stockholders’ equity	31,992	70,255	68,324	70,295	71,458

Operations Data for Years Ended June 30	2008	2007	2006	2005	2004
Total interest income	$35,101	$35,775	$32,294	$29,190	$30,489
Total interest expense	18,880	19,879	15,096	11,839	12,666
Net interest income	16,221	15,896	17,198	17,351	17,823
Provision for losses on loans	4,570	547	1,920	2,985	1,225
Net interest income after provision for loan losses	11,651	15,349	15,278	14,366	16,598
Non-interest income:
Service charges on deposit accounts	3,276	3,334	3,116	3,585	3,931
Service charges on commercial and consumer loans	348	196	214	281	482
Gain on sale of bank branch offices	-	-	-	2,185	-
Gain (loss) on sale of real estate held for development	47	105	(222)	60	150
Net gain (loss) on sale of securities	-	14	203	(121)	(65)
Other-than-temporary impairment of investment securities	(9,154)	-	-	-	-
Mortgage banking revenue	838	681	809	945	1,800
Real estate related activities	-	-	-	-	325
Earnings from bank owned life insurance	554	532	510	491	492
Other income	1,135	1,127	1,139	1,090	1,337
Total non-interest income (loss)	(2,956)	5,989	5,769	8,516	8,452
Non-interest expense:
Compensation and benefits	11,470	10,465	9,739	9,803	10,027
Office property and equipment	2,847	2,851	2,821	2,557	2,510
Advertising, donations and public relations	1,375	719	718	745	606
Goodwill impairment	18,417	-	-	-	-
Other non-interest expense	4,527	4,085	3,433	3,957	3,872
Total non-interest expense	38,636	18,120	16,711	17,062	17,015
Income (loss) before income taxes and discontinued operations	(29,941)	3,218	4,336	5,820	8,035
Income tax expense (benefit)	(4,582)	739	1,147	1,762	2,678
Income (loss) from continuing operations	(25,359)	2,479	3,189	4,058	5,357
Income from discontinued operations, net of tax	-	590	143	155	261
Net income (loss)	$(25,359)	$3,069	$3,332	$4,213	$5,618

Per share information:
Basic earnings (loss) from continuing operations	$(7.82)	$0.75	$0.95	$1.15	$1.47
Basic earnings from discontinued operations	-	0.18	0.04	0.04	0.07
Basic earnings (loss) per share	$(7.82)	$0.93	$0.99	$1.19	$1.54
Diluted earnings (loss) from continuing operations	$(7.82)	$0.74	$0.94	$1.12	$1.43
Diluted earnings from discontinued operations	-	0.18	0.04	0.04	0.07
Diluted earnings (loss) per share	$(7.82)	$0.92	$0.98	$1.16	$1.50
Cash dividends declared per common share	$0.315	$0.415	$0.400	$0.400	$0.350

Selected Consolidated Financial and Other Data (Continued)

Key Financial Ratios and Other Data at or for the Years Ended June 30

	2008	2007	2006	2005	2004
Performance Ratios:
Return on average assets	(4.11%)	0.50%	0.57%	0.72%	0.89%
Return on average equity	(39.10%)	4.39%	4.75%	5.87%	7.93%
Average net interest rate spread (1)	2.65%	2.46%	2.89%	3.06%	3.06%
Net yield on average interest-earning assets (2)	2.97%	2.90%	3.28%	3.34%	3.24%
Average interest-earning assets to
average interest-bearing liabilities	109.61%	112.15%	113.36%	112.45%	107.96%
Efficiency ratio (3)	90.21%	79.43%	73.46%	71.64%	64.68%

Asset Quality Ratios:
Nonperforming loans to total loans	4.29%	0.29%	1.41%	0.37%	0.99%
Nonperforming assets as a percentage of total assets (4)	3.30%	0.53%	1.08%	0.30%	0.81%
Allowance for loan losses to total loans	1.42%	0.42%	1.18%	1.53%	0.99%
Allowance for loan losses to total non-performing loans	33.21%	144.69%	83.54%	410.89%	99.84%

Capital, Equity and Dividend Ratios:
Tangible capital	7.23%	7.83%	7.66%	8.38%	8.01%
Core capital	7.23%	7.83%	7.66%	8.38%	8.01%
Risk-based capital	9.85%	10.50%	10.83%	12.24%	11.92%
Average equity to average assets ratio	10.51%	11.42%	11.98%	12.30%	11.26%
Dividend payout ratio	(4.03%)	45.11%	40.82%	34.48%	23.33%

Other Data:
Book value per common share	$9.68	$20.72	$20.21	$19.81	$19.10
Number of full-service banking offices	15	13	14	14	15

(1) Difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest income, tax-effected, as a percentage of average interest-earning assets.
(3) Non-interest expense less goodwill impairment divided by net interest income plus non-interest income, less gain (loss) on sale of other real estate owned, investments, fixed assets and sale of bank branch offices.
(4) Non-performing assets include non-accruing loans, accruing loans delinquent 90 days or more and foreclosed assets, but do not include restructured loans.

Selected Consolidated Financial and Other Data (Continued)

Quarterly Financial Data:	Three Months Ended
	June	March	December	September
	2008	2008	2007	2007
Interest income	$7,617	$8,573	$9,405	$9,506
Interest expense	3,588	4,662	5,204	5,426
Net interest income	4,029	3,911	4,201	4,080
Provision for loan losses	1,376	2,681	492	21
Net interest income after provision	2,653	1,230	3,709	4,059
Non-interest income (loss) (1)	(3,692)	902	(1,686)	1,520
Non-interest expense (1)	23,451	5,188	4,948	5,049
Income (loss) from continuing operations before income taxes	(24,490)	(3,056)	(2,925)	530
Income tax expense (benefit) (1)	(2,315)	(1,210)	(1,172)	115
Net income (loss)	$(22,175)	$(1,846)	$(1,753)	$415
Per share information:
Basic earnings (loss) per share	$(6.84)	$(0.57)	$(0.54)	$0.13
Diluted earnings (loss) per share	$(6.84)	$(0.57)	$(0.54)	$0.13

	Three Months Ended
	June	March	December	September
	2007	2007	2006	2006
Interest income	$9,617	$8,945	$8,649	$8,564
Interest expense	5,531	5,102	4,787	4,459
Net interest income	4,086	3,843	3,862	4,105
Provision for loan losses	13	31	403	100
Net interest income after provision	4,073	3,812	3,459	4,005
Non-interest income	1,548	1,336	1,506	1,599
Non-interest expense	4,773	4,522	4,507	4,317
Income from continuing operations before income taxes	848	626	458	1,287
Income tax expense	178	120	77	364
Income from continuing operations	670	506	381	923
Income from discontinued operations, net of tax (including gain
on disposal of $510, net of tax, in March 2007)	-	514	32	44
Net income	$670	$1,020	$413	$967
Per share information:
Basic earnings per share:
Income from continuing operations	$0.20	$0.15	$0.11	$0.28
Income from discontinued operations	-	0.16	0.01	0.01
Net income per share	$0.20	$0.31	$0.12	$0.29
Diluted earnings per share:
Income from continuing operations	$0.20	$0.15	$0.11	$0.29
Income from discontinued operations	-	0.15	0.01	0.01
Net income per share	$0.20	$0.30	$0.12	$0.30

(1)   Fourth quarter 2008 net loss was significantly impacted by two items.  The first was the recording of a non-cash goodwill impairment charge of $18.4 million related to earlier whole bank aquisitions.  The impairment charge did not affect income tax expense because the goodwill is not tax deductible.  The second item was a charge for the "other than temporary" impairment of available for sale securities of $5.4 million less a tax benefit of $2.0 million for a net effect of $3.4 million

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis in this section should be read in conjunction with Item 8, "Financial Statements and Supplementary Data", as well as Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", and Part I, Item 1, "Business".

Critical Judgments and Estimates  The Company describes all of its significant accounting policies in Note 1, of the Company's Audited Consolidated Financial Statements, included herein under Item 8.  Particular attention should be paid to the Company’s allowance for losses on loans, ”other than temporary” impairment of investment securities, valuation of deferred tax assets, valuation of goodwill and the fair value of financial instruments. These policies require significant management judgments and estimates because of the inherent uncertainties surrounding the subjective nature of these areas.

Allowance for Loan Loss

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

The allowance consists of specific, general, and unallocated components.  The specific component relates to loans that are generally adversely classified.  For such loans that are also considered impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of the loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

“Other than temporary” Impairment of Investment Securities

In estimating “other than temporary” impairment losses on investment securities (except for those securities accounted for under EITF 99-20 – see the following paragraph)  management considers (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition and near-term prospects of the issuer, and (c) the intent an ability of the Company to retain the security for a period of time sufficient to allow for an anticipated recovery in fair value.

The Company holds certain securities which are accounted for under EITF 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”.  Under EITF 99-20, these securities are evaluated for “other than temporary” impairment using a method which compares the present value of the cash flows assumed by market participants at the balance sheet date to those at the date of purchase (or previous impairment date, if applicable).  The discount rate used is assumed to be the discount rate used at the time of purchase.  If the present value of the cash flows at the balance sheet date is less than the purchase date, “other than temporary” impairment is deemed to have occurred and a charge to earnings is recorded to write down the security to market value at the balance sheet date.  The write down of the asset is recorded as a discount.  Subsequent income will be recorded using the guidance from EITF 99-20 which provides for amortization of the discount using the level yield method.

Valuation of Deferred Tax Assets

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

Management believes it is more likely than not that forecasted income together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets.  In the event that the Company determines all or part of the net deferred tax assets are not realizable in the future, the Company will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made.  In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of FIN 48 and other complex tax laws.  Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

Goodwill

Goodwill is not amortized and is evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable based on facts and circumstances related to the value of net assets acquired that gave rise to the asset.  The Company performed their annual impairment analysis during fiscal 2008 and determined that the Company’s enterprise value and the value of the Company’s assets and liabilities did not support any level of goodwill.  Therefore the entire goodwill amount of $18.4 million was written down.  The impairment charge has no impact on the Company’s liquidity, cash flows, or regulatory capital.

Fair Value of Financial Instruments

The fair value of financial instruments is based on a variety of estimates, methods, and assumptions as described in Note 1 to the Consolidated Financial Statements.  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.

Results of Operations

Overview  The Company recorded a net loss of $25.4 million for the fiscal year ended June 30, 2008 as compared to net income of $3.1 million and $3.3 million for the fiscal years ended June 30, 2007, and 2006, respectively.  These amounts represented returns on average assets of -4.11%, 0.50%, and 0.57% for the fiscal years ended June 30, 2008, 2007, and 2006, respectively, and returns on average equity of -39.10%, 4.39%, and 4.75%, respectively.  Diluted earnings (loss) per share during these periods were ($7.82), $0.92, and $0.98, respectively.  The loss from continuing operations for the year ended June 30, 2008, was $25.4 million compared to income from continuing operations of $2.5 million and $3.2 million for the fiscal years ended June 30, 2007 and 2006, respectively.  Diluted earnings (loss) per share from continuing operations during these periods were ($7.82), $0.74, and $0.94, respectively.

The earnings decline in fiscal year 2008 as compared to fiscal year 2007 was primarily due to three factors.First,the Company recognized a non-cash goodwill impairment charge of $18.4 million related to earlier whole-bank acquisitions. The goodwill impairment charge was required because its value was impaired as determined by the Company’s enterprise value and the value of the Company’s assets and liabilities.  The impairment charge has no impact on the Company’s liquidity, cash flows, or regulatory capital. Second, during the fiscal year, the company recognized $9.2 million of “other than temporary” impairment charges on its trust-preferred collateralized debt obligations.  Third, provision for losses on loans increased $4.0 million in fiscal year 2008 as compared to fiscal year 2007.

The change in net income from fiscal year 2006 to fiscal year 2007 was impacted by a decline in net interest income of $1.3 million and an increase in non-interest expense of $1.2 million.  These two factors were partially offset by a $1.4 million decline in provision for loan losses.  Included in net income in fiscal year 2007 was a $510,000 after-tax gain on the sale of the Company’s abstract continuation and title search business.

The following paragraphs discuss the aforementioned changes in greater detail along with other changes in the components of net income during the fiscal years ended June 30, 2008, 2007, and 2006.

Net Interest Income  For fiscal year 2008, net interest income increased to $16.2 million from $15.9 million in fiscal year 2007.  The increase in net interest income was due to an increase in the Company’s net yield on average interest-earning assets.  The Company’s net yield on average interest-earning assets increased to 2.97% in fiscal year 2008 compared to 2.90% in fiscal year 2007.  The net yield on average interest earning assets increased in fiscal year 2008 as a result of the cost of interest-bearing liabilities, specifically deposit liabilities, declining faster than the yield on interest-earning assets. The increase in the net yield on average interest-earning assets was partially offset by a decrease in average interest-earning assets.  Average earning assets for the twelve months ended June 30, 2008, were $551.2 million compared to $555.4 million for the twelve months ended June 30, 2007.

Net interest income decreased by approximately $1.3 million or 7.5% during the fiscal year ended         June 30, 2007 as compared to fiscal year ended June 30, 2006.  The decrease was primarily due to declines in the Company’s net yield on average interest-earning assets.  The decline was due to the Company’s liabilities repricing faster than its assets during a period of rising interest rates.  In addition, in fiscal year 2007, loan growth slowed dramatically relative to the previous year, which had an adverse impact on asset mix and overall yield on earning assets.  The decline in the Company’s interest rate spread was offset by modest increases in the Company’s earning assets.

The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are daily averages.

	Years ended June 30,
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (1)	$424,616	$27,618	6.50%	$448,511	$29,845	6.65%	$459,239	$29,252	6.37%
Investment securities (2)	122,966	7,530	6.12%	97,849	5,681	5.80%	65,751	2,982	4.55%
Short-term investments and other
interest-earning assets (3)	3,662	126	3.44%	9,055	465	5.14%	7,146	300	4.19%
Total interest-earning assets	551,244	35,274	6.40%	555,415	35,991	6.48%	532,136	32,534	6.11%
Non-interest-earning assets	65,664			56,547			52,986
Total assets	$616,908			$611,962			$585,122

Interest-bearing liabilities:
Deposit liabilities	$419,354	$14,904	3.55%	$417,685	$16,059	3.85%	$369,819	$10,591	2.86%
Borrowings	83,551	3,976	4.76%	77,556	3,819	4.92%	99,584	4,504	4.52%
Total interest-bearing liabilities	502,905	18,880	3.75%	495,241	19,878	4.02%	469,403	15,095	3.22%
Non-interest-bearing:
Deposit liabilities	44,260			42,055			41,626
Other liabilities	4,891			4,801			4,100
Total Liabilities	552,056			542,097			515,129
Stockholders’ equity	64,852			69,865			69,993
Total liabilities and stockholders equity	$616,908			$611,962			$585,122

Net interest income (2)		$16,394			$16,113			$17,439
Interest rate spread (4)			2.65%			2.46%			2.89%
Net yield on average
interest-earning assets (5)			2.97%			2.90%			3.28%
Ratio of average interest -earning assets
to average interest-bearing liabilities			109.61%			112.15%			113.36%

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

	Years Ended June 30,
	2008 compared to 2007				2007 compared to 2006
	Increase (Decrease) Due To				Increase (Decrease) Due To
(In thousands)	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable	$(673)	$(1,589)	$35	$(2,227)	$1,286	$(683)	$(10)	$593
Investment securities	313	1,457	79	1,849	822	1,460	417	2,699
Other interest-earning assets	(154)	(277)	92	(339)	68	80	17	165
Change in interest income	(514)	(409)	206	(717)	2,176	857	424	3,457

Interest-bearing liabilities:
Deposit liabilities	(1,253)	64	34	(1,155)	3,661	1,369	438	5,468
Borrowings	(124)	295	(14)	157	398	(996)	(87)	(685)
Change in interest expense	(1,377)	359	20	(998)	4,059	373	351	4,783
Change in net interest income	$863	$(768)	$186	$281	$(1,883)	$484	$73	$(1,326)

Provision for Loan Losses  Provision for loan losses was $4.6 million, $0.6 million, and $1.9 million during the years ended June 30, 2008, 2007, and 2006, respectively.   The Company’s methodology for establishing allowance for loan losses is heavily influenced by the level of the Company’s non-performing and classified loans.  Non-performing loans increased from $1.2 million as of June 30, 2007 to $17.7 million as of June 30, 2008 and the Company’s adversely classified assets increased to $24.2 million as of June 30, 2008 from $4.9 million as of      June 30, 2007.   As a result, management concluded that additional provisions to increase the Company’s allowance for loan loss were necessary.  Three significant events affected the Bank’s provision for loan losses during fiscal year 2007: (1) the Bank entered into an agreement with a third party to market and sell $11.6 million of non-performing and classified loans, which represented a significant portion of the Bank’s non-performing and classified loans and resulted in a $1.3 million loss; (2) the Bank recorded a $1.0 million loss on the final liquidation of a loan to a construction contractor and manufacturer and a number of other credits; and (3) the Bank reduced specific and other loans loss allowances of $1.8 million as a result of these developments.  As stated earlier, the Company’s methodology for establishing allowance for loan losses is heavily influenced by the level of the Bank’s non-performing and classified loans.  As a result of the aforementioned developments, the Bank’s non-performing and classified loans declined substantially in fiscal year 2007, which warranted the decline in the allowance for loan losses.   Fiscal year 2006 included a $0.9 million provision related to a construction contractor/manufacturer that began to experience significant cash flow problems during the period.

As of June 30, 2008, 2007, and 2006, the Company’s allowance for loan losses was $5.9, $1.8 million and $5.5 million, respectively, or 1.42%, 0.42%, and 1.18% of loans receivable, respectively.  The allowance for loan losses was 33%, 145%, and 84% of non-performing loans as of the same dates, respectively.   The following table summarizes the activity in the Company's allowance for loan losses during each of years indicated.

	At June 30,
(Dollars in thousands)	2008	2007	2006	2005	2004
Allowance for loan losses at beginning of period	$1,797	$5,466	$6,718	$4,316	$4,615
Provision charged to operations	4,570	547	1,920	2,985	1,225
Charge-offs:
One- to four-family residential	(165)	(93)	(36)	(90)	(109)
Multi-family and non-residential real estate	(17)	(41)	(264)	(8)	(229)
Commercial business	(216)	(2,694)	(2,516)	(115)	(691)
Consumer	(195)	(284)	(457)	(473)	(624)
Total loans charged-off	(593)	(3,112)	(3,273)	(686)	(1,653)
Loans transferred to held for sale	-	(1,300)	-	-	-
Recoveries	120	196	101	103	129
Charge-offs net of recoveries	(473)	(4,216)	(3,172)	(583)	(1,524)
Balance at end of period	$5,894	$1,797	$5,466	$6,718	$4,316

Allowance for loan losses to total loans outstanding	1.42%	0.42%	1.18%	1.53%	0.99%
Allowance for loan losses to non-performing loans	33.21%	144.69%	83.54%	410.89%	99.84%
Net loans charged off to average loans outstanding	0.11%	0.94%	0.69%	0.13%	0.34%
The following table summarizes the allocation of the Company’s allowance for loan losses and the percentage of loans in each category to total loans.

	At June 30,
(Dollars in thousands)	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Balance at end of period applicable to:
One- to four-family residential	$73	27.05%	$115	29.23%	$302	28.87%	$441	32.78%	$457	37.73%
Multi-family and non-residential real estate	3,043	41.88%	428	45.79%	1,804	45.17%	1,727	40.84%	1,827	33.57%
Commercial business	2,306	15.04%	742	11.67%	2,597	11.79%	3,576	8.50%	970	6.74%
Consumer	472	16.03%	512	13.31%	763	14.17%	974	17.88%	1,062	21.96%
Total allowance for loan losses	$5,894	100.00%	$1,797	100.00%	$5,466	100.00%	$6,717	100.00%	$4,316	100.00%

Non-Interest Income (Loss) Excluding other-than-temporary impairment write downs on investment securities, non-interest income for the years ended June 30, 2008, 2007, and 2006, was $6.2 million, $6.0 million, and $5.8 million, respectively.  These amounts represented 28%, 27%, and 25% of the Company’s total revenue during such periods, respectively.  The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 2007 to 2008 and 2006 to 2007.

Service Charges on Deposit Accounts Service charges on deposit accounts were $3.3 million, $3.3 million, and $3.1 million for the fiscal years ended June 30, 2008, 2007, and 2006, respectively.  In fiscal year 2007, the Company eliminated fees charged for use of internet banking and implemented an overdraft protection product.  These changes were driven by competitive forces in the Company’s market areas.  These items were offset by an increase in the per item charge of overdrafts and overall growth in the number of checking accounts.

Service Charges on Loans Services charges on loans totaled $348,000, $196,000, and $214,000,  for the fiscal years 2008, 2007, and 2006, respectively.  The changes in loan service charges from fiscal year to fiscal year were primarily due to changes in prepayment penalties due to a rising or falling interest rate environment. In fiscal year 2008, interest rates were generally declining.  As a result, prepayment penalties increased as borrowers decided to refinance their loans.  In fiscal year 2007, interest rates were generally increasing and as a result, prepayment activity was slower as compared to fiscal year 2008.

Gain (Loss) on Sale of Real Estate Held for Investment  In fiscal year 2008, fiscal year 2007, and fiscal year 2006, the gain (loss) on the sale of real estate held for investment was $47,000, $105,000 and ($222,000), respectively.  In fiscal year 2007 and 2008 the Company recognized gains on a condominium project in Dakota Dunes, South Dakota.   The loss in fiscal year 2006 was due to cost overruns on a different condominium project located in Sioux City, Iowa.  The Dakota Dunes project was completed in fiscal year 2008 and  no other real estate development projects are expected to be undertaken.

Gain on Sale of Securities Gain on sale of securities in fiscal years 2008, 2007,  and 2006, were zero, $14,000, and  $203,000, respectively.  The gain in fiscal year 2007 was due to the sale of one trust preferred CDO.  The gain in fiscal year 2006 was due to the sale of another financial institution’s bank stock that was held by the Company.

Other-than-temporary impairment of investment securities  In fiscal year 2008, the Company recognized $9.2 million in “other than temporary” impairment charges compared to zero for fiscal years 2007 and 2006.  The “other than temporary” impairment charge related to six trust-preferred pooled securities that the Company owns.   Two bonds with an original par value of $6.0 million were downgraded from investment grade status to non-investment grade status during the fiscal year resulting in an “other than temporary” impairment charge of $4.9 million.  Two bonds with an original par value of $6.0 million incurred a $2.7 million “other than temporary” charge due to differences between the expected cash flow and the cash flow that a current market participant would use to evaluate these securities as required by EITF 99-20.  In that analysis, the Company assumed that the default rates of the underlying collateral would be similar to the default rates experienced in the savings and loan crisis (1988 through 1992) and then declining to a historical default rate which includes the aforementioned five years.  If actual default rates are less than the aforementioned scenario, the cash flows of the security will increase and may equal what was expected when the security was purchased.  Two securities with an original par value of $4.0 million incurred an “other than temporary charge” of $1.6 million.  This “other than temporary” impairment charge was a result of the Office of Thrift Supervision (“OTS”) concluding these two securities are over the loans to one borrower limit and the Company has agreed to sell these securities when liquidity returns to the marketplace.  Since the Company does not have the ability to hold these securities until market value recovery an “other than temporary” impairment charge was recognized.  Please refer to “Financial Condition - Securities Available-for-Sale and Held-to-Maturity” for more information.

Mortgage Banking Revenue  Mortgage Banking Revenue for fiscal years 2008, 2007, and 2006 were $838,000, $681,000, and $809,000, respectively.  The change between fiscal years was attributable to the changes experienced in fixed rate mortgage origination volumes.  Mortgage origination volumes decline as interest rates increase, and mortgage volumes increase as interest rates decline.   Prior to fiscal year 2008, the Company had a small amount of mortgage servicing rights from the sale of two small mortgage pools in prior fiscal years.  In fiscal year 2008, the Company established a program to sell loans servicing retained.  As a result, mortgage servicing rights were created.  The company has decided to mark to market all servicing rights each reporting period with the change in the market value booked to income.  During fiscal year 2008, the mark to market adjustment decreased revenue by $166,000 Management believes this will stabilize mortgage banking revenue.  As interest rates rise, management expects income for originations to decline; however, the market value of the Company’s servicing rights to increase.  Therefore, management believes the mortgage servicing rights provide the Company with a natural hedge to the Company’s mortgage origination income.

Other Income Other income totaled $1.1 million in each of the fiscal years 2008, 2007, and 2006. Other income represented income primarily derived from the sale of fixed annuities and mutual funds; rental income; and income from the Company’s majority-owned escrow subsidiary, UEI.

Non-interest Expense Excluding the goodwill impairment charge, non-interest expense for the years ended June 30, 2008, 2007, and 2006, was $20.2 million, $18.1 million, $16.7 million, respectively.  Non-interest expense as a percentage of average assets during these periods was 3.28%, 2.93%, and 2.86%, respectively.  The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 2007 to 2008 and 2006 to 2007.

Compensation and Benefits  For fiscal years 2008, 2007, and 2006, compensation and benefits totaled $11.4 million, $10.5 million, and $9.7 million, respectively.  The increase in expense in fiscal year 2008 was due to normal pay increases and an increase in the number of full time employees.  The number of full-time-equivalent employees increased in fiscal year 2008 to 195 from 185 in fiscal year 2007.  The increase in the number of employees was due to the opening of two new banking centers in the Des Moines, Iowa market, as well as hiring key employees over the past twelve months.  The increase in expense in fiscal year 2007 was primarily due to annual merit increases and an increase in the number of individuals in executive management.

                      Office Property and Equipment  In fiscal year 2008, 2007, and 2006, office property and equipment expense totaled approximately $2.8 million.  The increase in property expenses from the opening of two new banking centers in fiscal year 2008 was offset by decreases in depreciation expense and a focus on controlling maintenance costs at the banking centers.

Data Processing, ATM and Debit Card Transaction Costs, and Other Item Processing Expense  In fiscal years 2008, 2007, and 2006 data processing, ATM, and other item processing expense totaled $1.6 million, $1.3 million and $1.0 million, respectively.  The increases from fiscal year 2007 to fiscal year 2008 and from fiscal year 2006 to fiscal year 2007 were partially due to costs associated with the purchase of new debit card stock in association with the Bank’s name change.  In addition, the Company has been successful in increasing the number of checking accounts and individuals using online banking and bill pay as well as cell phone banking.  As a result, processing costs through these channels have increased.

Professional, Insurance, and Regulatory   Professional, insurance and regulatory expense for the years ended June 30, 2008, 2007, and 2006, was $1.2 million, $1.2 million and $1.0 million, respectively.  The increase from fiscal year 2006 to fiscal year 2007 was primarily due to increased consulting costs resulting from the Bank’s name change.

Advertising, Donations, and Public Relations   Advertising, donations and public relations for fiscal years 2008, 2007, and 2006 totaled $1.4 million, $0.7 million, and $0.7 million, respectively.  The increase in advertising, donations, and public relations in fiscal year 2008 is associated with the promotion of the Bank’s new name brand and image.

Goodwill Impairment   In fiscal year 2008, the Company recognized a non-cash goodwill impairment charge of $18.4 million.  The charge was required because its value was impaired as determined by the Company’s enterprise value and the value of the Company’s asset and liabilities.  The charge does not have any impact on the Company’s liquidity, cash flows, or regulatory capital.

Communications, Postage, and Office Supplies   Communications, postage and office supplies for fiscal year 2008, totaled $0.9 million.  For fiscal years 2007 and 2006 this expense totaled $0.8 million.  The increase from fiscal year 2007 to 2008 was primarily due to increases in the amount of full time employees.

Other Expenses  Other expenses for the years ended June 30, 2008, 2007, and 2006, were $0.8 million, $0.8 million, and $0.6 million, respectively.  The increase from fiscal year 2006 to 2007 was due to increased personnel recruiting fees.  The Company also expensed an employment and non-compete contract to a former executive manager.   In fiscal year 2008, the Company incurred costs to dispose of foreclosed property and the recognize allowances for debit card fraud and checking account overdraft losses.

Income Tax (Benefit) Expense  Income tax benefit for fiscal year 2008 was $4.6 million.  In fiscal years 2007 and 2006, income tax expense from continuing operations was $0.7 million, and $1.1 million, respectively.  The income tax benefit or expense for fiscal years 2008, 2007 and 2006, represented pre-tax income of 15.4%, 23.0% and, 26.5%, respectively.  The decline in the tax rate from fiscal year 2007 to fiscal year 2008 was primarily due to the fact that the goodwill impairment is not effected by taxes.   The decline in the tax rates from 2006 to 2007 was due to tax exempt income comprising a larger percentage of pretax income.

Income from Discontinued Operations   Income from discontinued operations represented income from the Company’s title search and abstract continuation business.  Income from discontinued operations for fiscal years 2008, 2007, and 2006, amounted to zero, $590,000, and $142,000, respectively.  Fiscal 2007 included a $510,000 gain on sale on substantially all of the assets related to the discontinued operation.

Financial Condition

Overview The Company’s total assets decreased $80.9 million or 12.5% during fiscal year 2008.  This decrease was partially due to short term investments and cash being used to repay wholesale borrowings.  Loans receivable declined $16.1 million as loan prepayment activity increased.  In addition, the write down of $18.4 million of goodwill and the market value decline of the Company’s investment portfolio also contributed to the decline on the Company’s total assets.  Total deposits declined significantly from June 30, 2007, as a result of management’s decision to replace $50 million in brokered certificates of deposit with advances from the FHLB.   Excluding brokered certificates, deposit liabilities decreased $11.3 million or 2.5% since June 30, 2007.

Interest-Bearing Deposits with Banks  Interest-bearing deposits with banks, which consisted of overnight investments at the FHLB, decreased to zero at June 30, 2008 from $14.1 million at June 30, 2007.  The decrease was principally due to excess cash being used to pay off wholesale liabilities.

Securities Available-for-Sale and Held-to-Maturity Total securities decreased from $131.9 million at the end of fiscal year 2007 to $91.2 million at the end of fiscal year 2007.  The decrease was primarily due to the decrease in value of the Company’s trust preferred CDO portfolio.   In addition, the maturity of commercial paper and principal repayments on the Company’s mortgage backed security (“MBS”) portfolio also contributed to the decrease in the securities available-for-sale and held-to-maturity.  These funds were principally used to repay wholesale borrowings. Trust preferred CDOs represent a participation interest in a pool of trust preferred debt or subordinated notes of banks, thrifts, insurance companies and REITS.  As of June 30, 2008, the collateral of the CDOs purchased by the Company are approximately 76% bank, 24% insurance companies, and less than one percent are either homebuilders or real estate investment trusts (“REITS”).  Investments were generally rated “A” or “triple-B” by independent rating agencies at the time of purchase.  As of August 14, 2008 two bonds with a book value of $1.3 million were downgraded to below investment grade, four bonds with a book value of $25.3 million were downgraded from “A to “triple-B” by Moody’s rating service but remained rated “A” by Fitch rating service, and eight bonds with a book value of $29.4 million remain either “A” or “triple-B” rated by Moody’s or Fitch rating service.  It should be noted that bonds that were not downgraded remained on watch for possible downgrade by the appropriate rating service.

Federal law and regulation generally permit the Company's federal savings association subsidiary to invest up to 35% of its assets in commercial paper and corporate debt securities. Notwithstanding this investment limit, guidance issued by the Office of Thrift Supervision ("OTS") imposes lower limits on such investments.  The Company was advised by the OTS that the aggregate amount of the Company's portfolio of trust-preferred pooled securities ($56.0 million amortized cost at June 30, 2008) exceeds OTS regulatory guidelines. The Company filed a plan with the OTS on May 15, 2008, to come into compliance with such regulatory guidelines and the timeframe for doing so.  As part of such plan, the Company asked the OTS’ approval to allow the Company to retain such securities, notwithstanding the regulatory guidelines. On September 25, 2008, the Company received a letter from the OTS that stated the OTS had no objection to the Company’s plan.  However, the OTS did conclude two bonds were in excess of the OTS’ loans to one borrower limit (LTOB).  As a result, the Company classified the portion over the LTOB limit as “other than temporarily impaired” at June 30, 2008 due to a lack of ability by the Company to hold these securities to maturity and/or forecasted recovery.  The Company intends to sell these two securities over the LTOB limit when liquidity returns to the market place.  During the year ended June 30, 2008, the Company recognized an “other than temporary” impairment charge on six trust preferred securities that the Company owns.  Please refer to “Results of Operations – Other than Temporary Impairment,” above, and “Financial Condition – Stockholders’ Equity,” below, for additional discussion relating to the Company’s trust-preferred securities (“TPSs”) portfolio.

The following table sets forth the carrying value of the Company’s investment securities portfolio.

	At June 30,
(Dollars in thousands)	2008	2007	2006
Investment securities - available-for-sale:
U.S. Government and agency securities	$10,041	$12,856	$12,662
Mortgage-backed securities	5,807	8,800	13,221
Collateralized mortgage obligations	21,527	22,448	2,331
Collateralized debt obligations	39,438	65,308	-
Other securities	7,416	12,897	19,106
Total fair value and carrying value	$84,229	$122,309	$47,320
Total amortized cost	$101,872	$122,595	$47,840

Investment securities - held to maturity:
Mortgage-backed securities	$2,875	$4,097	$5,809
Other securities	4,125	5,452	7,268
Total amortized cost and carrying value	$7,000	$9,549	$13,077
Total fair value	$7,032	$9,473	$12,972

The table below sets forth information regarding the Company’s trust preferred collateralized debt obligations at June 30, 2008.

Issuer	Purchase Rating Moodys/Fitch	Current Rating Moodys/Fitch	Payment in Kind (1)	Amortized Cost	Market Value	Unrealized Gain/(Loss)	OTTI charge in fiscal year 2008
TPS considered "other than temporarily" impaired:
Security A	Baa2/BBB	Ba1/BBB	No	$650,000	$650,000	-	356,374
Security B (2)	A3/A-	Baa3/A-	No	1,059,277	1,059,277	-	483,746
Security C (2)	A3/A-	Baa1/A-	Yes	1,698,549	1,698,549	-	1,025,726
Security D	NR/BBB	NR/BBB	No	574,087	574,087	-	439,265
Security E	NR/BBB	NR/BBB	Yes	2,786,185	2,786,185	-	2,279,605
Security F	NR/BBB	NR/CCC	Yes	625,000	625,000	-	4,569,000

TPS not considered "other than temporarily" impaired:
Security B	A3/A-	Baa3/A-	No	7,300,000	5,011,410	(2,288,590)
Security C	A3/A-	Baa1/A-	No	7,300,000	4,551,451	(2,748,549)
Security I	A2/A	A2/A	No	6,028,840	4,614,000	(1,414,840)
Security J	A2/A	A2/A	No	1,991,644	1,458,953	(532,691)
Security K	A3/A-	Baa1/A	No	1,972,778	1,249,693	(723,085)
Security L	NR/BBB	NR/BBB	Yes	5,037,675	2,740,419	(2,297,256)
Security M	A3/A-	A3/A-	No	4,990,640	3,376,168	(1,614,472)
Security N	NR/BBB	NR/BBB	No	2,974,352	1,732,560	(1,241,792)
Security O	NR/BBB	NR/BBB	No	5,000,000	2,900,000	(2,100,000)
Security P	A3/A-	Baa2/A-	No	6,000,000	4,410,000	(1,590,000)

				$55,989,027	$39,437,752	$(16,551,275)	$9,153,716

(1) The structure of these securities allows for payment in kind or the capitalization of interest to principal. Security C payment in kind started in September 2008.
(2) Portion of the security that is over the Company's Loans to One Borrower Limit.

Subsequent to June 30, 2008, the market value of the Company’s trust preferred collateralized debt obligations have declined due to the lack of liquidity for these securities.  In addition, because the market is inactive for these securities, it has been difficult to determine the market value of these securities.  As of September 30, 2008, the fair value of these securities has declined an additional $4.9 million from their June 30, 2008 values.  Of this amount, $1.9 relates to securities which were determined to be other than temporarily impaired as of June 30, 2008 and will be recognized as an other than temporary impairment charge during the quarter ended September 30, 2008.  To the extent that these securities are determined to have additional other than temporary impairments, the Company’s net income and regulatory capital would be negatively impacted and such impact could be material.

The table below sets forth the scheduled maturities, carrying values, and average yields for the Company’s investment securities at June 30, 2008.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Investment securities available-for-sale:
U.S. Government and agency securities	$7,045	4.06%	$2,996	4.35%	-	-	-	-
Mortgage-backed securities	-	-	1,185	4.25%	$257	5.06%	$4,365	5.33%
Collateralized mortgage obligations	-	-	-	-	1,342	4.50%	20,185	5.37%
Collateralized debt obligations (1)	-	-	-	-	-	-	39,438	4.43%
Other securities	-	-	1,320	8.09%	1,157	5.54%	4,939	7.38%
Total available-for-sale	$7,045	4.06%	$5,501	5.23%	2,756	4.99%	68,927	4.97%

Investment securities held-to-maturity:
Mortgage-backed securities	$266	5.54%	$1,813	5.76%	$75	6.79%	$721	6.20%
Other securities	221	6.85%	2,041	6.14%	945	6.28%	918	6.19%
Total held-to-maturity	$487	6.13%	$3,854	5.96%	$1,020	6.32%	$1,639	6.19%

Total investment securities	$7,532	4.19%	$9,355	5.53%	$3,776	5.35%	$70,566	5.00%

(1) Collateralized debt obligations reprice quarterly.

Loans Receivable  Loans receivable decreased $16.0 million or 3.7% from June 30, 2007, to June 30, 2008.  Decreases in real estate related categories were attributable to a generally lower interest rate environment which increases prepayment activity.  Increases in commercial business loans, home equity and second mortgage loans, and other non-mortgage loans were attributable to an increased sales focus in those areas.

The following table sets forth information regarding the Company's loan portfolio, by type of loan on the dates indicated.

(Dollars in thousands)	2008		2007		2006		2005		2004
One- to four-family residential (1)	$111,933	27.45%	$124,229	29.02%	$133,630	29.26%	$144,238	33.28%	$164,579	38.15%
Multi-family residential (1)	40,451	9.92%	47,113	11.01%	51,984	11.37%	46,070	10.63%	45,156	10.46%
Non-residential real estate (1)	132,794	32.56%	150,839	35.25%	157,099	34.37%	133,626	30.83%	101,297	23.48%
Commercial business loans	62,217	15.26%	50,439	11.79%	54,586	11.94%	37,396	8.63%	29,416	6.82%
Home equity and second mortgage	33,003	8.09%	30,637	7.16%	29,850	6.53%	32,134	7.41%	38,377	8.89%
Auto loans	4,648	1.14%	4,054	0.95%	5,404	1.18%	9,611	2.22%	17,755	4.11%
Other non-mortgage loans (2)	28,700	7.04%	22,899	5.35%	30,320	6.63%	36,940	8.52%	39,651	9.19%
Loans in process, unearned
discounts and premiums, and net
deferred loan fees and costs	(33)	-0.01%	(459)	-0.11%	(378)	-0.08%	150	0.03%	(410)	-0.10%
Subtotal	413,713	101.45%	429,751	100.42%	462,495	101.20%	440,165	101.55%	435,821	101.00%
Allowance for loan losses	(5,894)	-1.45%	(1,797)	-0.42%	(5,466)	-1.20%	(6,718)	-1.55%	(4,316)	-1.00%
Total loans, net	$407,819	100.00%	$427,954	100.00%	$457,029	100.00%	$433,447	100.00%	$431,505	100.00%

(1) Includes construction loans.
(2) Includes other secured non-mortgage loans, unsecured personal loans and loans on deposits.

The following table sets forth the maturity schedule for real estate construction and commercial business loans as of June 30, 2008.

			One		Three
	Within	Weighted	Through	Weighted	Through	Weighted	Beyond	Weighted		Weighted
(Dollars in thousands)	One Year	Rate	Three Years	Rate	Five Years	Rate	Five Years	Rate	Total	Rate
Real estate construction loans:
One- to four- family properties
Adjustable	$6,467	4.92%	-	-	-	-	-	-	$6,467	4.92%
Fixed	2,179	6.57%	-	-	-	-	-	-	2,179	6.57%
Total one- to four-family construction	8,646	7.26%	-	-	-	-	-	-	8,646	7.26%
Multi-family properties:
Adjustable	10,076	5.49%	-	-	-	-	70	6.00%	10,146	5.49%
Fixed	-	-	-	-	-	-	-	-	-	-
Total multi-family construction	10,076	8.46%	-	-	-	-	70	0	10,146	8.40%
Nonresidential properties:
Adjustable	6,143	5.63%	-	-	-	-	-	-	6,143	5.63%
Fixed	3,815	5.91%	-	-	-	-	-	-	3,815	5.91%
Total non-residential construction	9,958	8.25%	-	-	-	-	-	-	9,958	8.25%
Commercial business loans:
Adjustable	26,063	5.10%	$5,480	6.32%	$5,013	8.34%	-	-	36,556	5.73%
Fixed	11,876	5.34%	8,321	7.06%	3,089	7.25%	2,375	7.76%	25,661	6.35%
Total commercial business loans	37,939	8.82%	13,801	6.47%	8,102	7.28%	2,375	6.90%	62,217	8.02%
Total real estate construction and
commercial business loans	$66,619	8.26%	$13,801	7.74%	$8,102	7.28%	$2,445	6.90%	$90,967	8.06%

The Company has $24.3 million of commercial business loans that are due after June 30, 2009.  Of the $24.3 million, $13.8 million have fixed rates while $10.5 million have rates that are adjustable or are floating.

The following table sets forth the Company’s gross loan originations, loans purchased, and loans sold for the periods indicated.

	At June 30,
(Dollars in thousands)	2008	2007	2006
Loans originated: (1)
Conventional one- to four-family real estate loans:
Construction loans	$14,793	$18,917	$16,091
Loans on existing properties	60,300	50,379	54,549
Multifamily and non-residential real estate:
Construction loans	16,625	11,282	21,785
Loans on existing properties	33,558	45,306	53,825
Commercial loans	74,619	52,679	56,811
Consumer loans	37,436	20,283	17,165
Total loans originated	$237,331	$198,846	$220,226
Loans purchased:
One- to four-family	-	-	$239
Multifamily and non-residential real estate	$8,302	$15,024	26,541
Total loans purchased	$8,302	$15,024	$26,780
Loans sold:
One- to four-family	$48,312	$40,658	$36,286
Multifamily and non-residential real estate	7,767	12,557	6,831
Commercial business loans	12,291	1,039	-
Total loans sold	$68,370	$54,254	$43,117
(1) Originations may include draws on loans originated in prior fiscal years.

Federal Home Loan Bank Stock  The Company’s FHLB stock increased from $3.6 million at June 30, 2007 to $4.3 million at June 30, 2008.  The increase was a direct result of increased borrowings from the FHLB.

Goodwill   During the quarter ended June 30, 2008, the Company recognized a non-cash goodwill impairment charge of $18.4 million. The goodwill impairment charge was required because its value was impaired as determined by the Company’s enterprise value and the value of the Company’s assets and liabilities.  The impairment charge has no impact on the Company’s liquidity, cash flows, or regulatory capital. The Company’s goodwill was created primarily as a result of the purchases of two other financial institutions in 1998 and 1999.

Deferred Tax Asset   The Company’s deferred tax asset increased from $165,000 at June 30, 2007 to $9.9 million at June 30, 2008.  The increase was primarily due to deferred tax assets related to unrealized losses on available-for-sale securities.

Deposit Liabilities  The Company’s deposit liabilities decreased by $61.3 million from $507.9 million at June 30, 2007 to $446.6 million at June 30, 2008.  The decrease was primarily due to management’s decision to replace $50.0 million in brokered certificates of deposit with advances from the FHLB.

The following table sets forth a breakdown of the Company’s deposits at June 30, 2008.

(Dollars in thousands)	2008			2007			2006
	Average Amount	Percent of total deposits	Weighted Average Rate	Average Amount	Percent of total deposits	Weighted Average Rate	Average Amount	Percent of total deposits	Weighted Average Rate
Noninterest-bearing checking	$44,260	9.55%	-	$42,055	9.15%	-	$41,626	10.12%	-

Interest-bearing deposit liabilities:
Interest-bearing checking	90,362	19.49%	2.13%	74,852	16.28%	2.70%	55,021	13.37%	1.57%
Money market accounts	53,980	11.64%	2.29%	59,330	12.90%	3.38%	66,253	16.10%	2.65%
Savings accounts	23,886	5.15%	0.00%	25,782	5.61%	0.50%	28,569	6.94%	0.50%
Certificates of deposit	251,126	54.17%	4.63%	257,721	56.06%	4.62%	219,976	53.47%	3.56%
Total interest-bearing	419,354	90.45%	3.55%	417,685	90.85%	3.85%	369,819	89.88%	2.86%
Total deposit liabilities	$463,614	100.00%		$459,740	100.00%		$411,445	100.00%

The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated.

	At June 30,
(Dollars in thousands)	2008	2007	2006
Certificates of deposit classified by rate:
2% or less	$1,926	$197	$6,011
2.01% - 3.00%	51,183	3,970	20,668
3.01% - 4.00%	57,428	25,996	62,573
4.01% - 5.00%	102,254	159,774	119,027
over 5.00%	7,379	99,226	22,656
Total certificates of deposit	$220,170	$289,163	$230,935

The following table sets forth the amount and maturities of certificates of deposit at June 30, 2008.

	Amount Due
	One Year	Over One to	Over Two to	After
(In thousands)	and Less	Two Years	Three Years	Three Years	Total
Certificates of deposit classified by rate:
2% or less	$1,926	-	-	-	$1,926
2.01% - 3.00%	43,714	5,951	$1,336	$182	51,183
3.01% - 4.00%	27,367	21,294	7,167	1,600	57,428
4.01% - 5.00%	67,205	21,679	8,085	5,285	102,254
over 5.00%	3,589	689	301	2,800	7,379
Total certificates of deposit	$143,801	$49,613	$16,889	$9,867	$220,170

The following table indicates the amount of the Company’s certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of June 30, 2008.

		Weighted
		Average
(Dollars in thousands)	Amount	Stated Rate
Time remaining until maturity:
Three months or less	$9,058	3.94%
Over three through six months	4,414	3.75%
Over six through twelve months	12,083	3.83%
Over twelve months	9,896	4.10%
Total certificates of deposit $100,000 and over	$35,451	3.90%

FHLB Advances and Other Borrowings  The Company’s FHLB advances and other borrowings increased $19.4 million from $62.2 million at fiscal year-end 2007 to $81.6 million at fiscal year-end 2008.   The increase was due to the replacement of brokered certificates of deposit with FHLB advances offset by the repayment of FHLB advances with short-term investments and cash flows from maturing loans and investments.

FHLB Fed Funds advances do not require the Company to establish a committed line to obtain an advance.  The rate on new borrowings is based on the Fed Funds Market rate at the time of borrowing.  There are no minimum advance amounts, no commitment fees, and no prepayment penalties.  Outstanding Fed Funds advances automatically renew each day and are repriced based on the FHLB’s return on overnight investments.  FHLB Fed Funds advances have no stated maturity and may be prepaid at will.  During fiscal 2008, the Company’s average outstanding balance of Fed Funds advances was $3.9 million and the weighted-average interest rate on these advances was 3.66%.  Advances from the FHLB are secured by stock in the FHLB and certain investment securities.  In addition, the Company has agreed to maintain unencumbered additional security in the form of certain residential mortgage loans aggregating no less than 135% of outstanding balances.

 Other Borrowings includes repurchase agreements with commercial banking customers totaling $11.3 million.   Also includes a structured repurchase agreement for $3.0 million with a rate of 4.68% that matures on September 25, 2013.  The agreement may be terminated on or after September 25, 2009 by the buyer.

Stockholders’ Equity Total stockholders’ equity decreased by $38.3 million from $70.3 million as of June 30, 2007, to $32.0 million at March 31, 2008.  This decrease was attributable to the aforementioned write-down of $18.4 million of goodwill.  In addition, the company recognized $9.2 million of “other than temporary” impairment write downs of the Company’s trust preferred (“TPS”) securities and a $10.9 million increase in accumulated other comprehensive loss.  This increase was caused by a decline in the fair value of the Company’s remaining TPS portfolio.  The cash flows of the Company’s TPSs are derived from trust preferred securities and subordinated debt issued by well-diversified pools of banks and thrifts (76%), insurance companies (24%), and REIT/homebuilders (1%).  The Company’s TPS securities are secured through a combination of subordination from lower classes within the TPS structures, as well as over-collateralization of available future contractual cash flows.

Continued volatility in the market value for the Company’s TPSs, whether caused by changes in market perceptions of credit risk or actual defaults of the Company’s portfolio of TPSs, could result in significant fluctuations in the value of these securities.  This could have a material adverse impact on the Company’s accumulated other comprehensive loss and stockholders’ equity depending on the direction of the fluctuations.  Furthermore, future downgrades or defaults of the Company’s TPSs could result in future classifications of these securities as “other than temporarily impaired,” “permanently impaired,” or a combination thereof.  This could have a material impact on the Company’s future earnings, stockholders’ equity, and regulatory capital.

Refer to “Financial Condition–Securities Available-for-Sale and Held-for-Investment,” above, for additional discussion relating to the Company’s TPS portfolio.

Stockholders’ equity also declined due to the Company’s repurchase of 87,000 treasury shares during fiscal year 2008 at an average price of $18.96.

Non-Performing and Adversely Classified Assets

The Company’s non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and other repossessed property) amounted to $18.6 million or 3.30% of total assets at June 30, 2008, compared to $3.3 million or 0.53% at June 30 2007.

The following table sets forth information regarding non-accrual loans, loans past due 90 days or more and still accruing and other non-performing assets at the dates indicated.

	At June 30,
(Dollars in thousands)	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis:
One- to four-family residential	$1,167	$405	$1,104	$496	$966
Multi-family residential	3,230	-	-	-	-
Non-residential real estate (1)	11,825	732	346	143	1,645
Commercial business	1,428	-	4,835	227	113
Consumer	99	105	258	301	267
Total	17,749	1,242	6,543	1,167	2,991
Loans accounted for on an accrual basis (2):	-	-	-	468	1,332
Total non-performing loans	17,749	1,242	6,543	1,635	4,323
Other non-performing assets (3)	873	2,156	73	142	693
Total non-performing assets	$18,622	$3,398	$6,616	$1,777	$5,016
Restructured loans not included in
other non-performing categories above (4)	$5,206	$2,827	$2,126	$7,517	$3,691

Non-performing loans as a percentage of total loans	4.29%	0.29%	1.41%	0.37%	0.99%
Non-performing assets as a percentage of total assets	3.30%	0.53%	1.08%	0.30%	0.81%
______________________________________________
(1)	Includes $7.7 million of land and development loans for 2008.
(2)
Includes loans 90 days or more contractually delinquent.  For fiscal years prior to 2006, delinquent FHA/VA guaranteed loans and delinquent loans with past due interest that, in the opinion of management, was collectible, were not placed on non-accrual status.

(3)
Includes the net book value of real property acquired by the Company through foreclosure or deed in lieu of foreclosure.  Upon acquisition, this property is carried at the lower of cost or fair market value less estimated costs of disposition.  Includes repossessed automobiles, boats and trailers carried at the lower of cost or fair market value less estimated costs of disposition. Total carrying amount was $22,000, none and $3,000, respectively, at June 30, 2008, 2007 and 2006.

(4)
Restructured loans have had amounts added to the principal balance and/or the terms of the debt modified.  Modification terms include payment extensions, interest only payments, and longer amortization periods, among other possible concessions.

As of June 30, 2008, the Company’s adversely classified assets were $24.2 million compared to $4.9 million at June 30, 2007.  Adversely classified assets include assets characterized as non-performing above.

The Company was closely monitoring 11 classified assets totaling $21.7 million that are included in the $24.2 million total.  These loan relationships were classified “Substandard” as of that date.  The following paragraphs contain a brief discussion of each relationship.

The Company originated a total of $8.5 million of loans to various real estate projects in Des Moines, Iowa that had a common guarantor.  The guarantor has experienced financial difficulties.  As a result, cash flow is not sufficient to service the debt.  The Company has started foreclosure proceedings on all properties.  Management has classified these loans “Substandard” and placed them on non-accrual status.  Management does not anticipate a loss on this loan at this time.  However, there can be no assurances.

In October 2003, the Company purchased a $3.2 million loan.  The borrower is a real estate holding company for a formal wear manufacturer and distributor.  The borrower recently has been delinquent with payments.  In addition, the Company has had difficulty receiving financial statements from the borrower.  As a result, management has classified this loan as “Substandard” and it was placed on non-accrual status.  Management does not anticipate a loss on this loan at this time.  However, there can be no assurances.

In May 2007, the Company purchased $3.0 million in a $33.0 million loan for construction of a bio-diesel plant in south-eastern Nebraska.  In February 2008 the Company was notified that the parent company was having financial difficulties and was unable to support this project.  As a result, the plant has not been completed.  The bank group has agreed to allow the borrower to use escrow funds and proceeds from the sale of raw materials in order to complete the project.  Construction was expected to be completed by June of 2008.  The deadline was not met and the bank group decided to start foreclosure proceedings.  Management has classified this loan as “Substandard” and it was placed on non-accrual status.  Management does not anticipate a loss on this loan at this time.  However, there can be no assurances.

In January 2007, the Company purchased $1.5 million of a $21.4 million loan for construction of a 74 unit condominium project located in Minnesota.  In June 2008, the participants were approached by an outside investor to purchase the loan at a discount.  The bank group has agreed to sell at a discount.  As a result, during the most recent quarter the Company recognized a $250,000 specific allowance on this loan relationship.  The sale is closed at the end of the first quarter of fiscal year 2009.

In January 2006 the Company purchased $1.4 million participation of a $5.3 million loan to a concrete pumping business in Colorado.  In November 2006, the Bank was notified that the borrower was having cash flow problems stemming from the slow down in residential construction and a slower than expected ramp up of business in a new market.  Liquidation of the company’s assets has commenced.  A recent auction of concrete pumper trucks revealed that the market value is lower than appraised amount.  As a result, the Company increased its specific allowance on this loan relationship from $560,000 to $860,000 during the quarter ended June 30, 2008.  In addition, since this loan is primarily secured by equipment, management continues to classify this loan as “Doubtful” in order to properly reflect the risk in the calculation of the Company’s allowance for loan loss.  This loan is also accounted for on a non-accrual basis.

In 2003, the Company originated a $1.3 million loan for development of land in Des Moines, Iowa.  Current principal balance of this loan is $1.1 million.  Management is currently negotiating with the borrowers to bring the loan current.  However, if the borrower cannot bring the loan current, foreclosure proceedings will commence.  Management has classified this loan as “Substandard” and it was placed on non non-accrual status.  Management does not anticipate a loss on this loan at this time.  However, there can be no assurances.

The Company purchased $0.8 million of a $4.2 million loan for an apartment complex in Chicago, Illinois.  In March 2008, the borrower filed for bankruptcy.  Management is currently working with the borrowers on a plan for reorganization.  Management has classified this loan as “Substandard” and it was placed on non non-accrual status.  Management does not anticipate a loss on this loan at this time.  However, there can be no assurances.

In March 2006, the Company purchased $0.7 million of a $54 million credit facility for construction of an ethanol plant in southern Kansas.  The plant is operational.  However cash flow is not sufficient to support the debt.  Management is currently negotiating with the borrowers to bring the loan current.  However, if the borrowers cannot bring the loan current, foreclosure proceedings will commence.   Management has classified this loan as “Substandard” and is on non-accrual status.  Management does not anticipate a loss on this loan at this time.  However, there can be no assurances.

In 1999 and subsequent years the Company originated loans to a restaurant in Sioux City.  The current balance of these loans totaled $0.6 million at June 30, 2008.  The borrower has experienced several years of operating losses and cash flow from the business is not sufficient to service the debt.  Despite the lack of cash flow, the loan is current due to the guarantor injecting cash into the business.  This loan remains on accrual, but has been classified as “Substandard”.

In 2004 the Company originated loans to a small manufacturer in Des Moines.  The current balance of these loans total $0.5 million at June 30, 2008.  The loans are current and remain on accrual.  However, the owners of the company do not have the ability to inject additional capital in the business.  Capital injections are needed to improve the company’s overall cash flow.  Management has classified this loan as “Substandard”.  Management believes the value of the collateral securing this loan is sufficient to repay the loan if foreclosure is necessary.  No loss is expected at this time. However, there can be no assurances.

In 1999 and 2000 the Company originated loans to an educational toy retailer in Sioux City.  The current balance of these loans totaled $0.4 million at June 30, 2008.  The borrower has experienced several years of operating losses and cash flow from that business is not sufficient to service the debt.  Despite the lack of cash flow, the loan is current due to the guarantor injecting cash into the business.  Management believes this loan is adequately secured by the underlying collateral which consists of real estate and to a lesser degree inventory and equipment.  This loan remains on accrual, but has been classified as “Substandard”.  No loss is expected at this time. However, there can be no assurances.

In addition to the aforementioned adversely classified assets, the Company is also closely monitoring five loan relationships rated “Special Mention”.  The total of these relationships is $18.3 million.  The following paragraphs contain a brief discussion of each of these relationships.

In 2005, the Company originated a loan to an investor group for the purchase and renovation of an existing office building into condominiums in Des Moines.  The current balance of this loan is $6.9 million.  Condominium sales have been slow and the project has not met its sales targets.  As a result, capital injections were made by the investor group to improve cash flow, service the debt, and complete the renovation.  Management has classified this loan “Special Mention”.  Management does not expect a loss at this time.  However, there can be no assurances.

The Company originated a loan for a commercial real estate development in Des Moines, Iowa.  The current balance of this loan relationship is $6.1 million.  This loan relationship has a common guarantor with the aforementioned $8.5 million in loans originated for various real estate development projects.   This project is current and has positive cash flow.  In addition, there is an executed purchase agreement to an unrelated third party.  Management anticipates the property to be sold in late 2008.   However, due to the fact this project has a common guarantor, management classified this loan as “Special Mention”.    Management does not expect a loss at this time.  However, there can be no assurances

In 2006, the Company originated a loan to an investment group for the purpose of acquiring and constructing an office building near the Jordan Creek Mall area in Des Moines.  The current balance of this loan is $2.4 million.  One of the guarantors, the primary developer, has experienced financial difficulties.  As a result, construction of the office building was delayed and the loan became past due.  Management has classified this loan as “Special Mention”.  Subsequently, the other guarantors of the project brought the loan current and are currently looking for another developer for the project.  Management does not expect a loss  at this time, although there can be no assurances.

In 2007, the Company originated a $2.5 million loan for the construction of commercial properties.  The project is behind schedule due to numerous weather related delays.  The borrowers have injected cash into the project to keep the loan current.  Management has classified this loan “Special Mention”.  Management does not expect a loss at this time.  However, there can be no assurances.

In 2002, the Company purchased a $0.4 million participation of a $3.2 million loan to a golf and social club.  The loan was paying as agreed until December 2006.  At that time the borrower notified the bank group of a significant operating shortfall.  A group of investors continues to negotiate the purchase of the club’s assets.  The loan remains classified as “Special Mention” and continues to be accounted for on a non-accrual basis.  Management believes this loan is adequately secured by the underlying collateral, which consists primarily of real estate and to a lesser degree accounts receivable and equipment.  No loss is expected at this time.  However, there can be no assurances.

In 2005 the Company purchased a $1.8 million participation in a $19.3 million loan for a senior housing facility in Minneapolis, Minnesota.  The property was sold in the most recent quarter ended June 30, 2008.  The sale of the property resulted in a gain of $125,000.

 Liquidity and Capital Resources

The Company's primary sources of funds are deposits obtained through its branch office network, borrowings from the FHLB and other sources, amortization, maturity, and prepayment of outstanding loans and investments, and sales of loans and other assets.  During 2008, 2007, and 2006, the Company used these sources of funds to fund loan commitments, purchase loans, and cover maturing liabilities and deposit withdrawals.  The Company had a total of $56.4 million of loan commitments outstanding as of June 30, 2008.  In addition, at        June 30, 2008, the Company had $143.8 million in certificates of deposit, $58.0 million in FHLB advances, and $11.3 million in other borrowings that were scheduled to mature within one year.  Management believes that the

Company has adequate resources to fund all of these obligations as well as the loan commitments it makes in the normal course of its business.  The Company also believes it can adjust the rates it offers on certificates of deposit and other customer deposits to retain these deposits in changing interest rate environments.  Under FHLB lending and collateralization guidelines, the Company had approximately $68.6 million in unused borrowing capacity at the FHLB as of June 30, 2008.

The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC.  The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well-capitalized" institution).  At June 30, 2008, the Bank's regulatory capital exceeded all regulatory minimum requirements, as well as the amount required to be classified as an "adequately-capitalized" institution.  Because the Company is considered “adequately capitalized” the Company can no longer issue brokered certificates of deposit unless the Company receives a waiver from the Federal Deposit Insurance Corporation.  Management believes the Company has sufficient liquidity to meet the funding needs without having to issue brokered certificates of deposit.  For additional discussion, refer to Note 13 of the Company's Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

Subsequent to June 30, 2008, the Company entered into a definitive agreement to sell one of the Company’s banking centers in Grinnell, Iowa.  The sale is subject to regulatory approval which is expected during the quarter ended December 31, 2008.  Management expects to recognize a pre-tax gain of approximately $5.5 million.  This sale includes the approximate amount of the following assets and liabilities: loans of $26.0 million, other assets of $1.8 million, deposits of $53.4 million and other borrowings (repurchase agreements) of $2.7 million with cash to the buyer of approximately $22.8 million. As a result of this sale, the Company’s anticipates its total risk-based capital to exceed the “well-capitalized” level at December 31, 2008.

The Company paid cash dividends of $1.0 million, $1.4 million, and $1.3 million, during the years ended June 30, 2008, 2007, and 2006, respectively.  These amounts equated to dividend payout ratios of -4.0%, 45.1%, and 40.8% of the net income in such periods, respectively

The following table presents, as of June 30, 2008, the expected future payments of the Bank’s contractual obligations.

	Payments Due in:
(In thousands)	Less than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	Five Years or Greater	Total
FHLB Advances	$58,048	$8,000	$1,250	-	$67,298
Other borrowings (1)	11,339	-	3,000	-	14,339
Operating lease	141	301	327	300	1,069
Data Processing	455	200	200	-	855
Off-balance-sheet (2)	56,390	-	-	-	56,390
Total	$126,373	$8,501	$4,777	$300	$139,951
(1) Includes securities sold under repurchase agreements.
(2) Includes commitments to extend credit, net of commitments to sell loans.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Market Risk Management

Market risk is the risk of loss arising from adverse changes in market prices and rates.  The Company's market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates might adversely affect the Company's net interest income or the economic value of its portfolio of assets, liabilities, and off-balance sheet contracts.  Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposures and how those exposures were managed in fiscal 2008 have changed significantly when compared to prior years.

Management uses a Net Portfolio Value (“NPV”) model to monitor the interest rate risk of the Company.  NPV is defined as the market value of the Company’s assets less the market value of the Company’s liabilities.  The NPV of the Company, assuming no change in interest rates (the “Base Case Scenario”), was $49.1 million and $67.4 million, respectively, at June 30, 2008 and 2007.  The NPV Ratio (defined as NPV divided by the market value of the Company’s assets) in the Base Case Scenario was 8.37% and 10.48%, respectively, at June 30, 2008 and 2007.  The Board of Directors has established market risk limits for various interest-rate scenarios based on the Company's tolerance for risk.  At June 30, 2008, the NPV Ratio was inside the board limits in all measured rate-change scenarios.  The Company primarily relies on the OTS’s Net Portfolio Value Model (the “Model”) to measure its susceptibility to interest rate changes.  The Model estimates the market value of each type of asset, liability, and off-balance sheet contract after various assumed instantaneous, parallel shifts in the Treasury yield curve both upward and downward.

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

The following table sets forth the market value estimates for major categories of financial instruments of the Company at June 30, 2008, as calculated by the Model.  The table shows the present value of the instruments in the Base Case Scenario (no change in interest rates) and under an interest rate shock scenario of +/- 200 basis points.   As illustrated in the table, the Company’s NPV decreases in the rising rate scenario.   As market interest rates increase, the market values of the Company’s portfolio of loans and securities decrease and prepayments slow.  Interest rate risk limits established by ALCO include: (a) a post-shock NPV ratio of 4.0% or greater; (b) the interest rate sensitivity measure resulting from an adverse rate shock of 200 basis points either up or down should not exceed 200 basis points; and (c) the OTS “level of risk” should be “minimal” or “moderate”.  As of June 30, 2008 the Company’s interest rate risk, as measured by the Model, was within ALCO guidelines and the OTS “level of risk” was reported as “minimal”.

	Present Value Estimates by Interest Rate Scenario
	Calculated at June 30, 2008
(Dollars in thousands)	-100bp	0bp	+200bp	+300bp
Net portfolio value	$51,012	$49,069	$45,572	$42,738
Net portfolio value ratio	8.64%	8.37%	7.87%	7.44%
Interest rate sensitivity	+27bp	NA	-50bp	-93bp

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

First Federal Bankshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition
June 30, 2008 and 2007
	2008	2007
ASSETS
Cash and due from banks	$12,491,282	$11,613,908
Interest-bearing deposits in other financial institutions	-	14,124,559
Cash and cash equivalents	12,491,282	25,738,467

Securities available-for-sale	84,229,406	122,309,017
Securities held-to-maturity	6,999,724	9,549,072
Mortgage loans held for sale	1,102,250	2,130,689

Loans receivable	413,712,503	429,751,362
Less allowance for loan losses	5,893,793	1,797,393
Net loans	407,818,710	427,953,969

Office property and equipment, net	18,761,786	16,204,913
Federal Home Loan Bank ("FHLB") stock, at cost	4,283,000	3,559,600
Accrued interest receivable	2,534,503	2,939,993
Goodwill	-	18,417,040
Deferred tax asset	9,870,000	165,000
Other assets	16,915,663	16,848,750
Total assets	$565,006,324	$645,816,510

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit liabilities	$446,568,327	$507,865,063
Advances from FHLB and other borrowings	81,636,814	62,202,229
Advance payments by borrowers for taxes and insurance	884,437	916,021
Accrued interest payable	1,800,967	2,690,658
Accrued expenses and other liabilities	2,124,234	1,887,317
Total liabilities	533,014,779	575,561,288

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 1,000,000 shares; issued none	-	-
Common stock, $.01 par value, authorized 12,000,000 shares;
issued 5,068,726 shares and 5,067,226 shares, respectively	50,639	50,604
Additional paid-in capital	39,505,397	39,230,016
Retained earnings, substantially restricted	32,581,696	58,704,525
Treasury stock, at cost, 1,764,255 shares and 1,677,255 shares, respectively	(28,535,663)	(26,885,723)
Accumulated other comprehensive loss	(11,061,834)	(179,360)
Unearned ESOP	(548,690)	(664,840)
Total stockholders’ equity	31,991,545	70,255,222
Total liabilities and stockholders’ equity	$565,006,324	$645,816,510

See Notes to Consolidated Financial Statements.

First Federal Bankshares, Inc. and Subsidiaries

Consolidated Statements of Operations
Years Ended June 30, 2008, 2007 and 2006

	2008	2007	2006
Interest income:
Loans receivable	$27,617,787	$29,844,908	$29,251,932
Investment securities	7,357,184	5,465,051	2,741,977
Other interest-earning assets	125,863	464,971	299,641
Total interest income	35,100,834	35,774,930	32,293,550
Interest expense:
Deposits	14,903,986	16,059,115	10,591,016
Advances from FHLB and other borrowings	3,976,230	3,819,417	4,504,441
Total interest expense	18,880,216	19,878,532	15,095,457
Net interest income	16,220,618	15,896,398	17,198,093
Provision for loan losses	4,569,768	546,949	1,920,000
Net interest income after provision for loan losses	11,650,850	15,349,449	15,278,093
Non-interest income:
Service charges on deposit accounts	3,275,644	3,334,072	3,116,221
Service charges on commercial and consumer loans	347,957	195,882	213,735
Gain (loss) on sale of real estate held for development	46,610	105,000	(221,649)
Gain on sale of securities	-	14,400	202,944
Other-than-temporary impairment of investment securities	(9,153,906)	-	-
Mortgage banking revenue	837,936	680,759	808,612
Earnings from Bank Owned Life Insurance	554,048	531,748	509,753
Other income	1,135,579	1,127,205	1,139,125
Total non-interest income (loss)	(2,956,132)	5,989,066	5,768,741
Non-interest expense:
Compensation and benefits	11,470,065	10,465,365	9,739,904
Office property and equipment	2,847,230	2,851,281	2,820,991
Data processing, ATM and debit card transaction costs,
and other item processing expense	1,564,140	1,261,177	981,811
Professional, insurance and regulatory expense	1,149,036	1,150,247	1,025,657
Advertising, donations and public relations	1,374,823	718,530	717,983
Communications, postage and office supplies	882,676	814,726	790,320
Loss on other real estate owned	94,540	41,309	20,461
Goodwill impairment	18,417,040	-	-
Other expense	836,421	817,701	613,555
Total non-interest expense	38,635,971	18,120,336	16,710,682
Income (loss) before income tax expense (benefit)
and discontinued operations	(29,941,253)	3,218,179	4,336,152
Income tax expense (benefit)	(4,582,000)	739,000	1,147,000
Income (loss) from continuing operations	(25,359,253)	2,479,179	3,189,152
Income from discontinued operations, net of tax of none , $371,000, and $88,000, respectively (including gain on disposal of $510,000,
net of tax of $311,000, in 2007)	-	589,679	142,813
Net income (loss)	$(25,359,253)	$3,068,858	$3,331,965

Per share information:
Basic earnings (loss) per share from continuing operations	$(7.82)	$0.75	$0.95
Basic earnings per share from discontinued operations	-	0.18	0.04
Basic earnings (loss) per share	$(7.82)	$0.93	$0.99

Diluted earnings (loss) per share from continuing operations	$(7.82)	$0.74	$0.94
Diluted earnings per share from discontinued operations	-	0.18	0.04
Diluted earnings (loss) per share	$(7.82)	$0.92	$0.98

See Notes to Consolidated Financial Statements.

First Federal Bankshares, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity
Years Ended June 30, 2008, 2007 and 2006
						Accumulated Other
	Comprehensive	Common	Additional	Retained	Treasury	Comprehensive	Unearned	Unearned
	Income	Stock	Paid-in Capital	Earnings	Stock	Income (Loss)	ESOP	RRP	Total
Balance at June 30, 2005		$49,770	$37,761,587	$55,028,733	$(21,747,743)	$158,570	$(913,890)	$(41,822)	$70,295,205
Net income	$3,331,965	-	-	3,331,965	-	-	-	-	3,331,965
Net change in unrealized losses on securities
available-for-sale, net of tax of $212,000	(356,974)	-	-	-	-	(356,974)	-	-	(356,974)
Less reclassification adjustment for net realized gains
included in net income, net of tax of $76,000	(127,246)	-	-	-	-	(127,246)	-	-	(127,246)
Total comprehensive income	$2,847,745
Stock options exercised - 36,200 shares		354	342,708	-	-	-	-	-	343,062
Treasury stock acquired - 203,440 shares		-	-	-	(4,172,942)	-	-	-	(4,172,942)
Reclassification due to adoption of SFAS123(R)		(112)	(41,710)	-	-	-	-	41,822	-
Amortization of RRP		97	39,123	-	-	-	-	-	39,220
Stock compensation expense		-	55,404	-	-	-	-	-	55,404
ESOP shares allocated		-	-	-	-	-	127,350	-	127,350
Stock appreciation of allocated ESOP shares		-	136,121	-	-	-	-	-	136,121
Dividends on common stock at $0.40 per share		-	-	(1,347,271)	-	-	-	-	(1,347,271)
Balance at June 30, 2006		50,109	38,293,233	57,013,427	(25,920,685)	(325,650)	(786,540)	-	68,323,894
Net income	$3,068,858	-	-	3,068,858	-	-	-	-	3,068,858
Net change in unrealized losses on securities
available-for-sale, net of tax of $92,000	155,319	-	-	-	-	155,319	-	-	155,319
Less reclassification adjustment for net realized gains
included in net income, net of tax of $5,000	(9,029)	-	-	-	-	(9,029)	-	-	(9,029)
Total comprehensive income	$3,215,148
Stock options exercised - 51,611 shares		495	664,535	-	-	-	-	-	665,030
Treasury stock acquired - 44,989 shares		-	-	-	(970,780)	-	-	-	(970,780)
Amortization of RRP		-	36,599	-	-	-	-	-	36,599
Stock grants awarded		-	(5,742)	-	5,742	-	-	-	-
Stock compensation expense		-	105,769	-	-	-	-	-	105,769
ESOP shares allocated		-	-	-	-	-	121,700	-	121,700
Stock appreciation of allocated ESOP shares		-	135,622	-	-	-	-	-	135,622
Dividends on common stock at $0.415 per share		-	-	(1,377,760)	-	-	-	-	(1,377,760)
Balance at June 30, 2007		50,604	39,230,016	58,704,525	(26,885,723)	(179,360)	(664,840)	-	70,255,222
Net income (loss)	$(25,359,253)	-	-	(25,359,253)	-	-	-	-	(25,359,253)
Net change in unrealized losses on securities
available-for-sale, net of tax of $9,888,000	(16,622,380)	-	-	-	-	(16,622,380)	-	-	(16,622,380)
Less reclassification adjustment for net realized losses
included in net income, net of tax of $3,414,000	5,739,906	-	-	-	-	5,739,906	-	-	5,739,906
Total comprehensive income	$(36,241,727)
Stock options exercised - 1,500 shares		15	14,860	-	-	-	-	-	14,875
Treasury stock acquired - 87,000 shares		-	-	-	(1,649,940)	-	-	-	(1,649,940)
Adoption of FIN 48		-	-	180,000	-	-	-	-	180,000
Adoption of SFAS 156		-	-	79,374	-	-	-	-	79,374
Amortization of RRP		-	44,226	-	-	-	-	-	44,226
Restricted shares vested		20	(20)	-	-	-	-	-	-
Stock compensation expense		-	164,225	-	-	-	-	-	164,225
ESOP shares allocated		-	-	-	-	-	116,150	-	116,150
Stock appreciation of allocated ESOP shares		-	52,090	-	-	-	-	-	52,090
Dividends on common stock at $0.315 per share		-	-	(1,022,950)	-	-	-	-	(1,022,950)
Balance at June 30, 2008		50,639	39,505,397	32,581,696	(28,535,663)	(11,061,834)	(548,690)	-	31,991,545

See Notes to Consolidated Financial Statements.

First Federal Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended June 30, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from continuing operating activities:
Net income (loss)	$(25,359,253)	$3,068,858	$3,331,965
Income from discontinued operations	-	(589,679)	(142,813)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operating activities:
Loans originated for sale to investors	(68,370,000)	(43,697,000)	(36,286,000)
Proceeds from sale of loans originated for sale	68,932,784	44,270,534	34,999,892
Provision for losses on loans	4,569,768	546,949	1,920,000
Depreciation and amortization	1,189,467	1,160,575	1,268,448
Goodwill impairment	18,417,040	-	-
Provision for deferred taxes	(3,231,000)	548,000	(30,000)
Equity-based compensation	376,691	399,690	358,095
Tax benefit resulting from stock options exercised	(1,000)	(151,000)	(26,000)
Mortgage banking revenue	(671,209)	(618,855)	(657,714)
Net gain on sale of securities available-for-sale	-	(14,400)	(202,944)
Other-than-temporary impairment of investment securities	9,153,906	-	-
Net (gain) loss on sale of office property and equipment	(4,023)	38,091	6,235
Net (gain) loss on sale of real estate held for development	(46,610)	(105,000)	221,649
Amortization of premiums and discounts on loans,
mortgage-backed securities and investment securities	116,881	(357,529)	(257,376)
Decrease (increase) in accrued interest receivable	212,353	(312,013)	(334,665)
Decrease (increase) in other assets	(319,620)	357,758	(1,392,512)
Increase (decrease) in accrued interest payable	(889,691)	652,918	726,016
Increase (decrease) in accrued expenses and other liabilities	416,917	11,627	(230,872)
Increase (decrease) in accrued taxes on income	(1,574,391)	(443,404)	784,321
Net cash provided by continuing operating activities	2,919,010	4,766,120	4,055,725

Cash flows from continuing investing activities:
Proceeds from maturities of securities held-to-maturity	2,536,023	3,535,704	5,096,667
Purchase of securities available-for-sale	(6,170,141)	(89,490,572)	(59,803,325)
Proceeds from sale of securities available-for-sale	-	4,014,400	264,466
Proceeds from maturities of securities available-for-sale	17,886,257	10,757,659	61,023,212
Redemption (purchase) of FHLB stock	(723,400)	1,602,000	600,800
Loans purchased	(8,302,000)	(15,024,000)	(26,780,000)
Proceeds from sale of loans	-	10,556,665	-
Decrease in loans receivable	22,673,398	28,592,263	3,323,485
Proceeds from sale of office property and equipment	14,901	65,116	155
Purchase of office property and equipment	(3,711,826)	(4,899,869)	(628,153)
Proceeds from sale of foreclosed real estate	3,686,519	532,285	371,597
Proceeds from sale of real estate held for development	804,844	2,383,431	1,160,513
Expenditures on real estate held for development	(309,020)	(1,807,564)	(1,760,867)
Net cash provided by (used in) continuing investing activities	28,385,555	(49,182,482)	(17,131,450)

(Continued)

First Federal Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)
Years Ended June 30, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from continuing financing activities:
Increase (decrease) in deposits	$(61,296,736)	$61,808,675	$38,493,983
Proceeds from advances from FHLB and other borrowings	128,863,550	5,948,564	10,189,403
Repayment of advances from FHLB and other borrowings	(109,428,965)	(36,500,000)	(22,000,000)
Net increase (decrease) in advance payments by borrowers
for taxes and insurance	(31,584)	(60,637)	23,377
Issuance of common stock under stock options exercised	13,875	514,030	317,062
Tax benefit resulting from stock options exercised	1,000	151,000	26,000
Repurchase of common stock	(1,649,940)	(970,780)	(4,172,942)
Cash dividends paid	(1,022,950)	(1,377,760)	(1,347,271)
Net cash provided by (used in) continuing financing activities	(44,551,750)	29,513,092	21,529,612

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities
of discontinued operations	-	(290,179)	115,155
Net cash provided by investing activities
of discontinued operations	-	1,027,167	-
Net cash provided by discontinued operations	-	736,988	115,155

Net increase (decrease) in cash and cash equivalents	(13,247,185)	(14,166,282)	8,569,042

CASH AND CASH EQUIVALENTS
Beginning of year	25,738,467	39,904,749	31,335,707
End of year	$12,491,282	$25,738,467	$39,904,749

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$19,769,907	$19,225,614	$14,369,442
Income taxes	(86,508)	1,043,279	435,622

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Property acquired in settlement of loans	2,439,593	2,644,760	362,556

See Notes to Consolidated Financial Statements.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies and Practices

Organization:  First Federal Bankshares, Inc. (the “Company”) is the holding company for Vantus Bank (the “Bank”).  Prior to September 4, 2007, the Bank was known as First Federal Bank.  The Company’s primary activity is its ownership of 100% of the Bank’s common stock and that of a real estate development subsidiary.  The Company’s net income (loss) is derived primarily from the Bank.  The Bank is organized as a federally-chartered stock savings bank engaging in retail and commercial banking and related financial services in northwest and central Iowa and contiguous portions of Nebraska and South Dakota.  The Bank provides traditional products and services of banking, such as deposits and mortgage, consumer, and commercial loans.

Principles of presentation:  The accompanying consolidated financial statements include the accounts of First Federal Bankshares, Inc., and its wholly-owned subsidiaries, Equity Services Inc. (“ESI”), a real estate development company, and the Bank and its wholly-owned subsidiary, First Financial Corporation of Sioux City (“FFC”).  ESI was dissolved effective March 31, 2008.  FFC is a majority owner of United Escrow, Inc. which serves as an escrow agent in Woodbury County, Iowa.   FFC formerly operated a title search and abstract continuation business through its subsidiary, Sioux Financial Company (“SFC”).  Substantially all the assets of SFC were sold in March 2007, and the Company is no longer involved in the title search and abstract continuation business.  The results of operations of SFC are presented as discontinued operations in the accompanying consolidated financial statements.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates:  The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, the fair value of financial instruments  valuation of deferred tax assets, “other than temporary” impairment of investment securities, and impairment of intangible assets.

Segment reporting:  An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance.  The Company has two operating segments, Community Banking and Other.

Cash flow statement and cash and cash equivalents:  For purposes of reporting cash flows, the Company includes cash and due from other financial institutions and interest-bearing deposits with original maturities of three months or less in cash and cash equivalents.  The Bank is required to maintain a certain amount of cash on hand and a non-interest-bearing account balance at the Federal Reserve Bank of Chicago to meet specific reserve requirements.  These requirements approximated $0.7 million and $0.6 million at June 30, 2008 and 2007, respectively.

Earnings (loss) per share:  Basic and diluted losses per share for the year ended June 30, 2008 were determined by dividing the net loss by the weighted average number of common shares outstanding during the year then ended.  Basic earnings per share computations for the years ended June 30, 2007 and 2006 were determined by dividing net earnings by the weighted average number of common shares outstanding during the years then ended.  Diluted net earnings per common share amounts are computed by dividing net income by the weighted average number of common shares and all dilutive potential common shares outstanding during the year.  Shares owned by the ESOP that have not been committed to be released are not considered to be outstanding for the purposes of computing earnings per share.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following information was used in the computation of net income (loss) per common share on both a basic and diluted basis for the years ended June 30, 2008, 2007 and 2006:

	2008	2007	2006
Basic earnings (loss) per share computation:
Income (loss) from continuing operations	$(25,359,253)	$2,479,179	$3,189,152
Income from discontinued operations	-	589,679	142,813
Net income (loss)	$(25,359,253)	$3,068,858	$3,331,965
Weighted average common shares outstanding	3,244,570	3,316,774	3,366,086
Basic earnings (loss) per share from continuing operations	$(7.82)	$0.75	$0.95
Basic earnings per share from discontinued operations	-	0.18	0.04
Basic earnings (loss) per share	$(7.82)	$0.93	$0.99

Diluted earnings (loss) per share computation:
Income (loss) from continuing operations	$(25,359,253)	$2,479,179	$3,189,152
Income from discontinued operations	-	589,679	142,813
Net income (loss)	$(25,359,253)	$3,068,858	$3,331,965
Weighted average common shares outstanding	3,244,570	3,316,774	3,366,086
Incremental option and RRP shares using
treasury stock method	-	26,758	51,281
Diluted shares outstanding	3,244,570	3,343,532	3,417,367
Diluted earnings (loss) per share from continuing operations	$(7.82)	$0.74	$0.94
Diluted earnings per share from discontinued operations	-	0.18	0.04
Diluted earnings (loss) per share	$(7.82)	$0.92	$0.98
Anti-dilutive options not included in diluted shares outstanding	155,268	35,730	23,294

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

Realized gains and losses from the sale of securities are recognized in earnings using the specific identification method based on amortized cost.  Unrealized losses on securities, determined to be other-than-temporary, are charged to operations.   In estimating other-than-temporary impairment losses (except for those securities accounted for under EITF 99-20 – see the following paragraph) on securities management considers (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition and near-term prospects of the issuer, and (c) the intent and ability of the Company to retain the security for a period of time sufficient to allow for an anticipated recovery in fair value.

The Company holds certain securities which are accounted for under EITF 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”.  Under EITF 99-20, these securities are evaluated for “other than temporary” impairment using a method which compares the present value of the cash flows assumed by market participants at the balance sheet date to those at the date of purchase (or previous impairment date, if applicable).

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The discount rate used is assumed to be the discount rate used at the time of purchase.  If the present value of the cash flows at the balance sheet date is less than the purchase date, “other than temporary” impairment is deemed to have occurred and a charge to earnings is recorded to write down the security to market value at the balance sheet date.  The write down of the asset is recorded as a discount.  Subsequent income will be recorded using the guidance from EITF 99-20 which provides for amortization of the discount using the level yield method.

In determining “other than temporary” impairment under EITF 99-20, the Company is required to estimate the cash flow assumptions that would be used by market participants for those particular securities.  Since that information is not observable, the Company makes its estimates using data such as bond ratings, unusual price fluctuations, and in certain cases, by engaging an outside specialist to perform cash flow analysis.  As of June 30, 2008, the Company engaged an outside specialist to assess the market assumed cash flows for a number of Collateralized Debt Obligations (CDOs) backed by pools of trust preferred securities issued by banks and insurance companies. This assessment resulted in the Company recording an “other than temporary” impairment charge on certain CDOs.  A  key assumption used was the default rate for the underlying collateral and the Company used the Federal Deposit Insurance Corporation’s data on the percentage of bank failures from 1988-1992 (the time during which bank failures were the highest on record) and then declining to a historical default rate which includes the aforementioned five years.    The data on bank failures was used because the underlying collateral for the CDOs is comprised of trust preferred securities issued by banks (76%) and insurance companies (24%).  Similar data is not readily available for insurance companies.

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

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Goodwill:  Goodwill is not amortized and is evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable based on facts and circumstances related to the value of net assets acquired that gave rise to the asset.  The Company performed their annual impairment analysis during fiscal 2008 and determined that the Company’s enterprise value and the value of the Company’s assets and liabilities did not support any level of goodwill.  Therefore the entire goodwill amount of $18.4 million was written down.  The impairment charge has no impact on the Company’s liquidity, cash flows, or regulatory capital.

Mortgage loans held for sale:  Mortgage loans held for sale are those loans the Company has the intent to sell in the foreseeable future.  They are carried at the lower of aggregate cost or market value.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between the sale proceeds and the carrying value of the loans after allocating cost to any servicing rights retained.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company generally retains the right to service mortgage loans sold to others.  Prior to July 1, 2007, the cost allocated to the mortgage servicing rights retained has been recognized as a separate asset and is being amortized in proportion to and over the period of estimated net servicing income.  The Company has since adopted SFAS 156 and has chosen to use the fair value method in measuring its servicing asset beginning on July 1, 2007.  Mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights.  Fair values are estimated using discounted cash flows based on current market rates of interest and current expected future prepayment rates.  For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans.  The Company stratifies its capitalized mortgage servicing rights based on the product type, interest rate and balances of the underlying loans.   The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceeds their fair value.

Comprehensive income:  Comprehensive income (loss) includes net income (loss), as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders.  The Company’s only element of other comprehensive income is unrealized gains and losses on available-for-sale investment securities.

Income Taxes:  The Company files a consolidated Federal income tax return.  Federal income taxes are allocated based on taxable income or loss included on the consolidated return.  For state tax purposes, the Bank files a franchise tax return, while the Company, its other subsidiaries and the Bank’s subsidiaries file a consolidated corporate income tax return.  In addition please refer to “Effects on New Accounting Standards” for how the Company accounts for and the effects of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

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

Thrift Bulletin 56 Regulatory Reporting of Deferred Tax Assets (“TB56”) limits the amount of the deferred tax asset that can be included in regulatory capital.   Deferred tax assets are limited the amount of taxes that can be realized in one year except for deferred tax assets that are related to unrealized losses from securities available for sale.  For deferred tax assets related to unrealized losses recorded in accumulated other comprehensive loss there is no limit. As of June 30, 2008, the amount of deferred tax assets is not limited.

Stock option plan:  The Company records all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values in accordance with Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”).  Additional information about the Company’s share-based payment plans is presented in Note 11.

Reclassifications:  Certain amounts previously reported have been reclassified to conform to the presentation in these consolidated financial statements.  These reclassifications did not affect previously reported net income or stockholders’ equity.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Mortgage loans held for sale:  Fair value is estimated using the quoted market prices for similar loans adjusted for any differences in loan characteristics.

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

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Effect of New Accounting Standards:  In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (as Amended) (“SFAS 156”).  This Statement amends Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 requires the separate accounting for servicing assets and servicing liabilities which arise from the sale of financial assets; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value; permits the choice of an amortization method or fair value method for subsequent measurements; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.  SFAS 156 was effective July 1, 2007, for the Company.  The Company has chosen to use the fair value method in measuring its servicing asset beginning on July 1, 2007.  As a result of the adoption of SFAS 156, the Company’s stockholders’ equity increased approximately $79,000 net of income tax on July 1, 2007 due to the adjustment of its servicing asset to fair value.  Subsequent adjustments to fair value are reflected in income as a component of mortgage banking revenue on the consolidated statements of operations.

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

As a result of the implementation of FIN 48 on July 1, 2007, the Company recognized an $180,000 decrease to reserves for uncertain tax positions, resulting in a liability for unrecognized tax benefits of $128,000 at July 1, 2007.  This adjustment was accounted for as an adjustment to retained earnings.  The Company has included in the liability for unrecognized tax benefits approximately $26,000 for the payment of interest and penalties at June 30, 2008.  There have been no significant changes to this amount during fiscal 2008.

In September 2006, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  In March 2007, the EITF reached a final conclusion on Issue 06−10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.  The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion ("APB") No. 12, Omnibus Opinion - 1967. The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007.  The Company has endorsement split-dollar life insurance policies and adopted EITF 06-04 on July 1, 2008.  EITF 06-04 allows the Company to record the initial recognition of the liability through stockholders’ equity.  Upon adoption of EITF 06-04 stockholders’ equity decreased $710,000 after income tax effect.  Ongoing expenses after adoption will be recognized through current earnings.  Management estimates the first year’s expense will be approximately $30,000, or less than $0.01 per share.

In September 2006, the FASB issued Statement No. 157, (“SFAS 157”), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for the Company on July 1, 2008.  The adoption

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

of this Statement will not have a material impact on the Company’s financial position, results of operations, and cash flows but will require additional disclosures.

In February 2007, the FASB issued Statement No. 159, (“SFAS 159”) The Fair Value Option for Financial Assets and Financial Liabilities – Including an  amendment of FASB Statement No. 115.  This Statement provides entities with an option to report selected financial assets at fair value.  The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting.  SFAS 159 is effective for the Company on July 1, 2008.  The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations, and cash flows.

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

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2.	Securities

Following is a schedule of amortized costs and estimated fair values as of June 30, 2008, and 2007:

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
Available-for-sale:
Mortgage-backed securities:
Governmental National Mortgage
Association (GNMA)	$2,285,146	$9,828	$(11,636)	$2,283,338
Federal Home Loan Mortgage
Association (FHLMC)	2,216,483	11,080	(3,113)	2,224,450
Federal National Mortgage
Association (FNMA)	1,312,962	1,195	(14,830)	1,299,327
United States treasury securities	2,992,007	15,973	-	3,007,980
United States government agency securities	6,998,959	36,621	(2,250)	7,033,330
Local government securities	3,470,000	9,992	(4,153)	3,475,839
Collateralized mortgage obligations	22,352,500	21,639	(846,664)	21,527,475
Collateralized debt obligations	55,989,026	-	(16,551,274)	39,437,752
Other investment securities	4,255,158	2,978	(318,221)	3,939,915
Total available-for-sale securities	$101,872,241	$109,306	$(17,752,141)	$84,229,406

Held-to-maturity:
Mortgage-backed securities:
GNMA	$93,016	$7,428	-	$100,444
FHLMC	815,639	8,728	-	824,367
FNMA	1,965,954	32,030	-	1,997,984
Local government securities	4,125,115	28,752	$(44,989)	4,108,878
Total held-to-maturity securities	$6,999,724	$76,938	$(44,989)	$7,031,673

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
Available-for-sale:
Mortgage-backed securities:
GNMA	$3,486,433	$13,045	$(10,698)	$3,488,780
FHLMC	3,056,608	9,335	(40,337)	3,025,606
FNMA	2,333,607	2,139	(49,834)	2,285,912
United States treasury securities	5,939,925	-	(37,125)	5,902,800
United States government agency securities	7,002,001	-	(48,501)	6,953,500
Local government securities	3,470,000	10,356	(12,833)	3,467,523
Collateralized mortgage obligations	22,613,486	-	(165,630)	22,447,856
Collateralized debt obligations	65,273,328	34,245	-	65,307,573
Commercial paper	4,996,292	-	-	4,996,292
Other investment securities	4,423,697	9,478	-	4,433,175
Total available-for-sale securities	$122,595,377	$78,598	$(364,958)	$122,309,017

Held-to-maturity:
Mortgage-backed securities:
GNMA	$107,572	$5,195	-	$112,767
FHLMC	1,042,926	1,581	$(7,264)	1,037,243
FNMA	2,946,909	5,426	(7,621)	2,944,714
Local government securities	5,451,665	22,104	(95,628)	5,378,141
Total held-to-maturity securities	$9,549,072	$34,306	$(110,513)	$9,472,865

Following is a schedule of the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2008, and 2007.

	2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
Mortgage-backed securities:
GNMA	$447,509	$(1,789)	$652,340	$(9,847)	$1,099,849	$(11,636)
FHLMC	-	-	259,244	(3,113)	259,244	(3,113)
FNMA	77,060	(390)	1,055,649	(14,440)	1,132,709	(14,830)
United States government
agency securities	2,996,250	(2,250)	-	-	2,996,250	(2,250)
Local government securities	-	-	2,513,196	(49,142)	2,513,196	(49,142)
Collateralized mortgage obligations	5,779,944	(628,659)	12,204,974	(218,005)	17,984,918	(846,664)
Collateralized debt obligations	32,044,655	(16,551,274)	-	-	32,044,655	(16,551,274)
Other investment securities	3,245,130	(318,221)	-	-	3,245,130	(318,221)
Total securities in loss position	$44,590,548	$(17,502,583)	$16,685,403	$(294,547)	$61,275,951	$(17,797,130)

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	2007
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
Mortgage-backed securities:
GNMA	-	-	$1,184,508	$(10,698)	$1,184,508	$(10,698)
FHLMC	$77,647	$(50)	2,507,407	(47,551)	2,585,054	(47,601)
FNMA	8,070	(4)	4,546,981	(57,451)	4,555,051	(57,455)
United States treasury
securities	-	-	5,902,800	(37,125)	5,902,800	(37,125)
United States government
agency securities	2,979,900	(20,100)	3,973,600	(28,401)	6,953,500	(48,501)
Local government securities	-	-	4,530,194	(108,461)	4,530,194	(108,461)
Other investment securities	16,742,146	(118,809)	1,796,358	(46,821)	18,538,504	(165,630)
Total securities in loss position	$19,807,763	$(138,963)	$24,441,848	$(336,508)	$44,249,611	$(475,471)

For the investment securities in the schedule of the fair value and gross unrealized losses above, the unrealized losses are generally due to increases in the market interest rate environment or the required market yield and, as such, are considered to be temporary by the Company.  In addition, the Company has the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery in fair value.  The collateralized debt obligations were analyzed for “other than temporary” impairment using the methodology prescribed by EITF 99-20.  See further discussion below.

The amortized cost and fair value at June 30, 2008, are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held to-maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$6,992,466	$7,045,060	$220,812	$225,056
Due after 1 year through 5 years	4,498,500	4,316,250	2,040,861	2,054,757
Due after 5 years through 10 years	1,151,873	1,156,493	944,992	915,587
Due after 10 years	5,073,285	4,939,261	918,450	913,478
Investments with fixed maturities	17,716,124	17,457,064	4,125,115	4,108,878
Collateralized mortgage obligations	22,352,500	21,527,475	-	-
Collateralized debt obligations	55,989,026	39,437,752	-	-
Mortgage-backed securities	5,814,591	5,807,115	2,874,609	2,922,795
Total investment securities	$101,872,241	$84,229,406	$6,999,724	$7,031,673

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

During fiscal year 2008, the Company recognized a $9.2 million write-down on six of its trust preferred securities.  Although management believes it is possible that all principal and interest will be received, market conditions were such that recognition of other-than-temporary impairment on these securities was warranted.  Four of the six securities were written down under the guidance of EITF 99-20 and two of the securities were written down because the Company reached an agreement with the OTS to sell certain securities which exceeded the loans to one borrower regulatory limit.

The table below sets forth information regarding the Company’s trust preferred collateralized debt obligations at June 30, 2008.

Issuer	Purchase Rating Moodys/Fitch	Current Rating Moodys/Fitch	Payment in Kind (1)	Amortized Cost	Market Value	Unrealized Gain/(Loss)	OTTI charge in fiscal year 2008
TPS considered "other than temporarily" impaired:
Security A	Baa2/BBB	Ba1/BBB	No	$650,000	$650,000	-	356,374
Security B (2)	A3/A-	Baa3/A-	No	1,059,277	1,059,277	-	483,746
Security C (2)	A3/A-	Baa1/A-	Yes	1,698,549	1,698,549	-	1,025,726
Security D	NR/BBB	NR/BBB	No	574,087	574,087	-	439,265
Security E	NR/BBB	NR/BBB	Yes	2,786,185	2,786,185	-	2,279,605
Security F	NR/BBB	NR/CCC	Yes	625,000	625,000	-	4,569,000

TPS not considered "other than temporarily" impaired:
Security B	A3/A-	Baa3/A-	No	7,300,000	5,011,410	(2,288,590)
Security C	A3/A-	Baa1/A-	No	7,300,000	4,551,451	(2,748,549)
Security I	A2/A	A2/A	No	6,028,840	4,614,000	(1,414,840)
Security J	A2/A	A2/A	No	1,991,644	1,458,953	(532,691)
Security K	A3/A-	Baa1/A	No	1,972,778	1,249,693	(723,085)
Security L	NR/BBB	NR/BBB	Yes	5,037,675	2,740,419	(2,297,256)
Security M	A3/A-	A3/A-	No	4,990,640	3,376,168	(1,614,472)
Security N	NR/BBB	NR/BBB	No	2,974,352	1,732,560	(1,241,792)
Security O	NR/BBB	NR/BBB	No	5,000,000	2,900,000	(2,100,000)
Security P	A3/A-	Baa2/A-	No	6,000,000	4,410,000	(1,590,000)

				$55,989,027	$39,437,752	$(16,551,275)	$9,153,716

(1) The structure of these securities allows for payment in kind or the capitalization of interest to principal. Security C payment in kind started in September 2008.
(2) Portion of the security that is over the Company's Loans to One Borrower Limit.

Subsequent to June 30, 2008, the market value of the Company’s trust preferred collateralized debt obligations have declined due to the lack of liquidity for these securities.  In addition, because the market is inactive for these securities, it has been difficult to determine the market value of these securities.  As of September 30, 2008, the fair value of these securities has declined an additional $4.9 million from their June 30, 2008 values.  Of this amount, $1.9 relates to securities which were determined to be other than temporarily impaired as of June 30, 2008 and will be recognized as an other than temporary impairment charge during the quarter ended September 30, 2008.  To the extent that these securities are determined to have additional other than temporary impairments, the Company’s net income and regulatory capital would be negatively impacted and such impact could be material.

Proceeds from the sale of securities available for sale were none, $4.0 million and $0.3 million during 2008, 2007 and 2006, respectively.  Gross realized gains on these sales were none, $14,000 and $203,000, respectively, and gross realized losses on these sales were zero for all periods.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Securities with an amortized cost of $38.7 million and an estimated fair value of approximately $38.6 million and securities with an amortized cost of $16.5 million and an estimated fair value of approximately $16.3 million were pledged primarily to the Federal Home Loan Bank of Des Moines  and depositors at June 30, 2008 and 2007, respectively.

Note 3.	Loans Receivable

Loans receivable at June 30, 2008 and 2007 are summarized as follows:

	2008	2007
First mortgage loans:
Secured by one to four family residences	$111,933,179	$124,229,404
Secured by multi-family and non-residential properties	173,245,113	197,952,105
Home equity and second mortgage loans	33,002,802	30,636,969
Automobile loans	4,647,499	4,053,913
Commercial business loans	62,217,497	50,438,852
Other nonmortgage loans	28,699,738	22,899,002
Loans in process, unearned discounts, premiums and
net deferred loan fees and costs	(33,325)	(458,883)
Subtotal	413,712,503	429,751,362
Allowance for loan losses	(5,893,793)	(1,797,393)
Total loans receivable	$407,818,710	$427,953,969

At June 30, 2008, and 2007, the Company had nonaccrual loans of $17.7 million and $1.2 million, respectively.  In addition, restructured loans currently performing under the terms of restructure agreements, totaled $5.2 million and $2.8 million, respectively at June 30, 2008, and 2007.  Interest income recorded during 2008, 2007, and 2006 on restructured loans was not materially different than interest income which would have been recorded if these loans had been current in accordance with their original terms.  Interest forgone on nonaccrual loans was $597,000 in 2008, $48,000 in 2007, and $228,000 in 2006.

Loans are considered impaired when it is probable the company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement, including loans placed on nonaccrual.  The following table sets forth information on impaired loans at June 30, 2008, and 2007.

	2008		2007
	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance
Valuation allowance required	$5,177,034	$1,650,499	$724,114	$195,544
Valuation allowance not required	14,928,131	-	1,202,962	-
Total impaired loans and allowance	$20,105,165	$1,650,499	$1,927,076	$195,544

At June 30, 2008, there were no commitments to lend additional funds to borrowers whose existing loans were considered impaired at that date.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Loan servicing:  The Company originates mortgage loans for portfolio investment or sale in the secondary market.  During the period of origination, mortgage loans are designated as held either for sale or for investment purposes.  Mortgage loans held for sale are carried at the lower of cost or market value, determined on an aggregate basis.  Loans held for sale as of June 30, 2008 and 2007 were $1.1 million and $2.1 million, respectively.

One-to-four-family residential mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balance of these loans was $78.0 million, $41.9 million and $39.6 million at June 30, 2008, 2007 and 2006, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.

Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.  In connection with these loans serviced for others, the Company held borrowers’ escrow balances of $498,000, $352,000 and $367,000 at June 30, 2008, 2007 and 2006, respectively.

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

Mortgage loans purchased outside the Company’s primary lending area totaled approximately $35.0 million and $39.7 million, respectively, at June 30, 2008 and 2007.  At June 30, 2008, mortgage loans purchased outside the Company’s primary lending area included approximately $20.4 million in loans geographically located in the Midwestern United States, with the largest geographic concentration in Minnesota with $11.9 million.  The remaining $14.6 million in loans were distributed throughout the United States, with the largest geographic concentration in Colorado with $13.5 million. At June 30, 2007, mortgage loans purchased outside the Company’s primary lending area included approximately $22.6 million in loans geographically located in the Midwestern United States, with the largest geographic concentration in Minnesota with $17.5 million.  The remaining $17.1 million in loans were distributed throughout the United States, with the largest geographic concentration in Colorado with $15.0 million.

Commercial business loans purchased outside the Company‘s primary lending area totaled $4.2 million and $4.3 million, respectively, at June 30, 2008 and 2007.

The Company’s commercial real estate loan portfolio was made up of $103.3 million of nonresidential real estate loans, $30.3 million of multi-family residential loans, and $39.6 million of construction, land acquisition and development loans at June 30, 2008.  The Company’s commercial real estate loan portfolio at June 30, 2007 was made up of $125.1 million of nonresidential real estate loans, $37.8 million of multi-family residential loans, and $35.1 million of construction, land acquisition and development loans.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.	Allowance for Loan Losses

A summary of the allowance for loan losses as of June 30, 2008, 2007 and 2006 follows:

	2008	2007	2006
Balance, beginning of year	$1,797,393	$5,465,563	$6,717,956
Provision for losses	4,569,768	546,949	1,920,000
Charge-offs	(592,862)	(4,411,598)	(3,273,773)
Recoveries	119,494	196,479	101,380
Balance, end of year	$5,893,793	$1,797,393	$5,465,563

Note 5.	Office Property and Equipment

At June 30, 2008, and 2007, the cost and accumulated depreciation of office property and equipment were as follows:

	2008	2007
Land and improvements	$6,895,560	$5,619,829
Building and improvements	16,514,656	13,871,685
Furniture, fixtures, automobiles, software and equipment	8,407,658	7,584,455
Deposits on assets not in service	44,123	1,213,458
Total cost	31,861,997	28,289,427
Less accumulated depreciation	13,100,211	12,084,514
Total office property and equipment	$18,761,786	$16,204,913

Depreciation expense on premises, furniture, fixtures, automobiles, software, and equipment was $1.1 million for fiscal 2008 and 2007 and $1.2 million for fiscal 2006.

Note 6.	Accrued Interest Receivable

Accrued interest receivable as of June 30, 2008 and 2007 is summarized as follows:

	2008	2007
Loans receivable	$1,857,621	$2,078,579
Securities	676,882	861,414
Total accrued interest receivable	$2,534,503	$2,939,993

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.	Intangible Assets

The gross carrying amount of intangible assets subject to amortization and the associated accumulated amortization at June 30, 2008 and 2007 is presented in the table below.  Intangible assets’ balances are included in the line item ‘Other assets’ of the Consolidated Statements of Financial Condition.  Amortization expense for intangible assets was $45,000, $92,000 and $98,000 for fiscal 2008, 2007, and 2006, respectively.

	2008
	Gross		Unamortized
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
Intangible assets:
Core deposit premium	$690,140	$655,252	$34,888
	$690,140	$655,252	$34,888

	2007
	Gross		Unamortized
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
Intangible assets:
Core deposit premium	$690,140	$610,648	$79,492
Mortgage servicing rights	400,235	151,636	248,599
	$1,090,375	$762,284	$328,091

The remaining unamortized core deposit premium balance of $34,888 is expected to be amortized during the year ended June 30, 2009.

Effective July 1, 2007, the Company adopted SFAS 156 and has chosen the fair value method in measuring the Company’s mortgage servicing rights.  As of  June 30, 2008 mortgage servicing rights with a total fair value of approximately $677,000 are included in the line item “Other assets” of the Consolidated Statements of Financial Condition.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8.	Deposit Liabilities

At June 30, 2008 and 2007, deposits are summarized as follows:

	2008	2007
Noninterest-bearing checking	$48,490,637	$45,200,154
Interest-bearing checking accounts	98,409,869	91,723,299
Money market accounts	54,538,780	55,847,749
Savings accounts	24,959,004	25,931,213
Certificates of deposit	220,170,037	289,162,648
Total deposit liabilities	$446,568,327	$507,865,063

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $35.5 million and $84.5 million at June 30, 2008 and 2007, respectively.  There were no brokered certificates of deposit at June 30, 2008 and brokered certificates of deposit totaled $50.0 million at June 30, 2007.

At June 30, 2008, the scheduled maturities of certificates of deposit were as follows:

2009	$143,800,803
2010	49,613,515
2011	16,889,001
2012	5,322,611
2013	4,379,912
Thereafter	164,195
Total certificates of deposit	$220,170,037

Interest expense on deposits for the years ended June 30, 2008, 2007 and 2006 is summarized as follows:

	2008	2007	2006
Interest-bearing checking accounts	$1,922,180	$2,014,862	$863,147
Money market accounts	1,235,389	2,008,010	1,752,832
Savings accounts	110,370	128,849	142,806
Certificates of deposit	11,636,047	11,907,394	7,832,231
Total interest expense on deposits	$14,903,986	$16,059,115	$10,591,016

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9.	Advances from FHLB and other borrowings

A summary at June 30, 2008 and 2007 follows:

	Weighted		Weighted
	Average		Average
	Interest		Interest
	Rate	2008	Rate	2007
FHLB of Des Moines (1)
Stated maturity in fiscal year ending June 30:
2008	-	-	4.94%	$27,000,000
2009 (2)	3.73%	$37,500,000	5.32%	17,500,000
2010 (2)	5.12%	8,000,000	5.12%	8,000,000
2017 and therafter	5.45%	1,250,000	-	-
Total fixed-rate fixed-term advances		46,750,000		52,500,000
FHLB Fed Funds advances (3)	2.61%	20,547,800	-	-
Total advances from FHLB		67,297,800		52,500,000
Other borrowings (4)	2.54%	14,339,014	5.07%	9,702,299
Total advances from FHLB and other borrowings		$81,636,814		$62,202,299

(1)
Advances from the FHLB are secured by stock in the FHLB and certain investment securities.  In addition, the Company has agreed to maintain unencumbered additional security in the form of certain residential mortgage loans aggregating no less than 135% of outstanding balances.

(2)
Includes FHLB convertible advances.  Convertible advances are advances that the FHLB may terminate and require the Company to repay prior to the stated maturity date.  Usage of this type of advance is limited to a range of 10% to 20% of the Company’s total assets by the FHLB.  At June 30, 2008 and 2007, respectively, $6.0 million and $35.0 million of convertible advances with a weighted average interest rate of 5.42% and 5.49% were callable quarterly.

(3)
Includes Fed Funds advances which do not require the Company to establish a committed line to obtain an advance.  The rate on new borrowings is based on the Fed Funds Market rate at the time of borrowing.  There are no minimum advance amounts, no commitment fees, and no prepayment penalties.  Outstanding Fed Funds advances automatically renew each day and are repriced based on the FHLB’s return on overnight investments.  Fed Funds advances have no stated maturity and may be prepaid at will.  During fiscal 2008, the Company’s average outstanding balance of Fed Funds advances was $3.9 million and the weighted-average interest rate on these advances was 3.66%.  Fed Funds advances are collateralized as described in (1) above.

(4)
Includes repurchase agreements with commercial banking customers totaling $11.3 million.   Also includes a structured repurchase agreement for $3.0 million with a rate of 4.68% that matures on September 25, 2013.  The agreement may be terminated on or after September 25, 2009 by the buyer.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10.	Taxes on Income

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on July 1, 2007.  FIN 48 addresses the determination of how tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the consolidated financial statements.  Under FIN 48, the Company recognizes the tax benefits from an uncertain tax position only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation.  The tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  Income tax returns for fiscal years 2005 thru 2007, with few exceptions, remain open to examination by federal and state taxing authorities.

The Company has established contingency reserves for material, known tax exposures, including potential tax audit adjustments with respect to its state nexus issues.  The Company’s tax reserves reflect management’s judgment as to the resolution of the issues involved if subject to judicial review.  While the Company believes that its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve.  With respect to these reserves the Company’s income tax expense would include any changes in tax reserves arising from material changes during the period in the facts and circumstances surrounding a tax issue; and, any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period.

As a result of the implementation of FIN 48 on July 1, 2007, the Company recognized an $180,000 decrease to reserves for uncertain tax positions, resulting in a liability for unrecognized tax benefits of $128,000 at July 1, 2007.  The cumulative effect of applying this interpretation resulted in an increase in the balance of retained earnings by adjusting the deferred income tax over-accrual by $180,000.  The Company has included in the liability for unrecognized tax benefits approximately $26,000 for the payment of interest and penalties at July 1, 2007.  There have been no significant changes to the liability for unrecognized tax benefits during fiscal 2008.

Taxes on income from continuing operations for the years ended June 30, 2008, 2007 and 2006 are as follows:

	Current	Deferred	Total
2008:
Federal	$(1,132,000)	$(2,988,000)	$(4,120,000)
State	(219,000)	(243,000)	(462,000)
Total taxes on income	$(1,351,000)	$(3,231,000)	$(4,582,000)

2007:
Federal	$256,000	$438,000	$694,000
State	(65,000)	110,000	45,000
Total taxes on income	$191,000	$548,000	$739,000

2006:
Federal	$1,014,000	$(24,000)	$990,000
State	163,000	(6,000)	157,000
Total taxes on income	$1,177,000	$(30,000)	$1,147,000

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Taxes on income differ from the amounts computed by applying the Federal income tax rate of 35% to earnings from continuing operations before taxes on income for the years ended June 30, 2008, 2007, and 2006 for the following reasons:

	2008	2007	2006
Computed "expected" tax expense	$(10,479,439)	$1,126,363	$1,517,653
Nontaxable income	(407,827)	(428,116)	(424,444)
Nondeductible goodwill impairment charge	6,445,964	-	-
State income taxes	(300,300)	29,250	102,050
Other, net	159,602	11,503	(48,259)
Total taxes on income	$(4,582,000)	$739,000	$1,147,000

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2008, and 2007, are presented below:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$1,583,000	$597,000
ESOP	54,000	56,000
Accrued paid-time-off	114,000	81,000
Deferred directors fees	218,000	203,000
Unrealized loss on securities available-for-sale	6,581,000	107,000
AMT credit carryforward	482,000	-
Net operating loss carryforward	870,000	-
Other-than-temporary impairment of investment securities	840,000	-
Other	55,000	40,000
Total gross deferred tax assets	10,797,000	1,084,000

Deferred tax liabilities:
FHLB stock dividends	(273,000)	(327,000)
Fixed assets	(115,000)	(157,000)
Loan origination costs	(136,000)	(145,000)
Prepaid expenses	(116,000)	(105,000)
Mortgage servicing rights	(252,000)	(93,000)
Purchase accounting adjustments	(13,000)	(30,000)
Other	(22,000)	(62,000)
Total gross deferred tax liabilities	(927,000)	(919,000)

Net deferred tax asset	$9,870,000	$165,000

Based upon the Company’s level of historical taxable income and anticipated future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.   At June 30, 2008, the Company has unused federal net operating loss carryforwards of approximately $2.5million which expire in 2028.

Note 11.	Employee Benefit Plans

Pension:  The Bank is a participant in the Financial Institutions Retirement Fund (FIRF), a multi-employer defined benefit pension plan, and substantially all of its officers and employees are covered by the plan.  FIRF does not segregate the assets, liabilities, or costs by participating employer.  Pension expense for fiscal 2008, 2007 and 2006

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

totaled $769,000, $677,000 and $566,000, respectively.  The defined benefit pension plan was frozen effective August 1, 2005.  The Company does not expect any significant reduction in pension expense as a result of this change until fiscal 2009 due to continuing amortization charges for benefits in place prior to August 1, 2005.

Profit sharing plan:  Bank employees participate in the First Federal Bank Employees’ Savings & Profit Sharing Plan and Trust (the Profit Sharing Plan).  Employees who are at least 21 years of age become eligible for participation after 3 months of continuous employment (during which at least 250 hours of service are completed).  The Bank matches an amount equal to 50% of the first 6% of the employee’s compensation. The Profit Sharing Plan expense for the years ended June 30, 2008, 2007 and 2006 was $167,000, $162,000 and $144,000, respectively.

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

At June 30, 2008 and 2007, allocated shares were 137,602 and 130,065, respectively.  Shares committed to be released were 5,727 and 5,998, respectively.  The fair value of the 54,869 and 66,484 unallocated shares was approximately $0.4 million and $1.3 million, respectively.

Plan expense was $168,000, $257,000, and $263,000 for the years ended June 30, 2008, 2007, and 2006, respectively.

Stock options:  As of June 30, 2008, the Company had two share-based compensation plans, which are described in this section.  The compensation cost that was charged against income for those plans was $164,000, $106,000 and $55,000, respectively, for fiscal 2008, 2007 and 2006 and the total income tax benefit recognized in the income statement for share-based compensation arrangements was $7,000, $6,000 and $2,000, respectively, for 2008, 2007 and 2006.  Prior to July 1, 2005, no compensation cost was recognized for share-based compensation in the Company’s financial statements since it applied APB Opinion No. 25 and related interpretations in accounting for these plans.   The Company adopted SFAS 123(R) effective July 1, 2005.

In October 1999, the Company established the 1999 stock option plan (“1999 Plan”).  The Company’s 1999 Plan permits the board of directors to grant options to purchase up to 263,500 shares of the Company’s $0.01 par value common stock.  The options may be granted to directors and officers of the Company.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  They generally vest over 5 years and have 10-year contractual terms.    Shares remaining available for grant under the 1999 Plan totaled 3,200 at June 30, 2008.

In October 2006, the Company established the 2006 Stock-Based Incentive Plan (“2006 Plan”).  The Company’s 2006 Plan permits the board of directors to grant stock options, stock appreciation rights, or restricted stock to eligible directors and officers of the Company.  Up to 300,000 shares are available for awards under the 2006 Plan.  The exercise price of option awards will not be less than one hundred percent of the market price of the Company’s stock at the date of the grant and stock appreciation rights will entitle the participant to receive a payment in common stock equal to the excess of the fair market value of the common stock on the date of the exercise over the fair market value on the date of the grant.  Shares remaining available for future grant under the 2006 Plan total 186,457 at June 30, 2008.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based payments.  No stock options were granted during the year ended June 30, 2008. Weighted-average assumptions used in the option pricing model for stock options granted during the years ended June 30, 2007 and 2006 are presented in the following table.

	2007	2006
Dividend yield	2.17%	2.17%
Expected volatility	23.53%	28.51%
Risk-free interest rate	4.50%	4.28%
Expected life of options (in years)	6.50	7.50
Weighted-average grant date fair value of options granted during the year	$5.49	$7.53

Weighted-average assumptions used for stock appreciation rights granted in fiscal 2008 and 2007 under the 2006 Plan are presented in the following table:

	2008	2007
Dividend yield	3.12%	2.19%
Expected volatility	22.00%	22.04%
Risk-free interest rate	3.46%	4.57%
Expected life of awards (in years)	5.00	6.00
Weighted-average grant date fair value of awards granted during the year	$2.31	$4.55

Expected volatilities are based on historical volatility of the Company’s stock, and other factors.  The Company uses historical data to estimate exercise dates and employee termination in order to determine the expected life of awards.  The risk-free interest rates are based on U. S. Treasury constant maturity yields in effect at the time of each grant for treasury securities with maturities approximating the expected life of awards granted.

A summary of option activity for the year ended June 30, 2008 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
Options	Shares	Exercise Price	Contractual Term	Value
Outstanding at July 1, 2007	81,000	$17.49
Exercised	(1,500)	9.25
Forfeited	(2,750)	23.46
Outstanding at June 30, 2008	76,750	$17.44	5.42	-
Exercisable at June 30, 2008	63,750	$16.61	4.86	-

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A summary of SAR activity for the year ended June 30, 2008 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
Options	Shares	Exercise Price	Contractual Term	Value
Outstanding SARs as of July 1, 2007	59,246	$19.10
Granted	34,585	13.45
Outstanding at June 30, 2008	93,831	$17.02	9.10	-
Exercisable at June 30, 2008	19,749	$19.10	8.87	-

The total intrinsic value of options exercised during fiscal 2008, 2007, and 2006 was $6,000, $554,000, and $421,000, respectively.

As of June 30, 2008, there was $330,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under share-based payment arrangements.  That cost is expected to be recognized over a weighted-average period of 1.5 years.  The total fair value of shares vested during the years ended June 30, 2008, 2007, and 2006 was $179,000, $106,000 and $55,000, respectively.

Cash received from option exercises under share-based payment arrangements for the years ended June 30, 2008, 2007, and 2006 was $14,000, $514,000, and $317,000, respectively.  The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $1,000, $151,000, and $26,000, respectively, for the years ended June 30, 2008, 2007, and 2006.

Recognition and retention plan and restricted stock:  In October 1999, the Company established the 1999 Recognition and Retention Plan (RRP) for certain executive officers.  The Company contributed funds to the RRP to acquire 79,050 or 3% of the shares of common stock sold in April 1999.  The shares of stock vest over a five year period.  RRP expense for the years ended June 30, 2008, 2007, and 2006 was $44,000, $37,000, and $39,000, respectively.  No shares remain to be granted under the RRP.  Restricted stock awards may be granted under the 2006 Stock-Based Incentive Plan.

A summary of the status of the Company’s non-vested shares as of June 30, 2008, and changes during the year ended June 30, 2008 is as follows:

		Weighted-Average
		Grant-Date
Non-vested restricted shares	Shares	Fair Value
Non-vested at July 1, 2007	6,400	$21.02
Vested	(1,600)	19.58
Non-vested at June 30, 2008	4,800	$21.50

As of June 30, 2008 there was $51,000 of total unrecognized compensation cost related to non-vested RRP and restricted shares. The cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the years ended June 30, 2008, 2007, and 2006 was $25,000, $24,000, and $188,000, respectively.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12.	Related Party Transactions

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates. The aggregate outstanding balance of such loans totaled $1.1 million and $1.3 million, respectively, at June 30, 2008 and 2007.  During the year ended June 30, 2008, total principal additions were $70,000, total principal payments were $49,000, and reductions due to change in status totaled $159,000.

Deposits from related parties held by the Bank at June 30, 2008 and 2007, amounted to $3.1 million and $3.5 million, respectively.

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

The Bank met all regulatory capital requirements and was categorized as “adequately capitalized” at June 30, 2008 and “well capitalized” at June 30, 2007.  Because the company is considered “adequately capitalized” the Company can no longer issue brokered certificates of deposit unless the Company receives a waiver from the Federal Deposit Insurance Corporation.  Management believes the Company has sufficient liquidity to meet the funding needs without having to issue brokered certificates of deposit.  Subsequent to June 30, 2008, the Company entered into a definitive agreement to sell one of the Company’s banking centers.  As a result of this sale, the Company’s anticipates its total risk-based capital to exceed the “well-capitalized” level at December 31, 2008 (see Note 19. Subsequent Events).  Continued volatility in the market value for the Company’s trust preferred collateralized debt obligations, whether caused by changes in market perceptions of credit risk or actual defaults of the Company’s portfolio of trust preferred collateralized debt obligations, could result in significant fluctuations in the value of these securities.  Furthermore, future downgrades or defaults of the Company’s trust preferred collateralized debt obligations could result in future classifications of these securities as “other than temporarily impaired,” This could likely have a material impact on the Company’s regulatory capital.

Under regulatory guidelines, unrealized gains and losses on debt securities available for sale are excluded from the computation of regulatory capital unless those losses are determined to be “other than temporary.”  During 2008, the Company recognized “other than temporary” impairment losses of $9.2 million ($5.8 million after tax) on CDO issues.  At June 30, 2008, the Company has CDO unrealized losses of $16.6 million ($10.4 million after tax), which have not been recognized as “other than temporary” losses.  These losses are included on the balance sheet in accumulated other comprehensive loss, but have been properly excluded from the computation of regulatory capital. Should some or all of these securities become “other than temporarily” impaired, this would reduce regulatory capital and depending on the amount involved, could reduce the Bank’s capital position to “under-capitalized” which would subject the Bank to a number of regulatory sanctions including a prohibition on dividends or other capital distributions restrictions from borrowing from the Federal Reserve System discount window and the

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

requirement to file a capital plan which could require the Bank to shrink its asset size, raise additional equity or other actions to bring the Bank to regulatory capital compliance.

The actual amount of regulatory capital reductions triggered would depend on which securities are determined to the “other than temporarily” impaired, the fair value of those securities at the time that the impairment is determined (prices generally decline on impaired securities) and whether related deferred tax asset would be allowable.  Such amounts could exceed the unrealized loss at June 30, 2008.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Bank’s actual and required capital amounts and ratios as of June 30, 2008 and 2007 are presented in the following table:

	2008
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$41,605,000	7.23%	$8,628,000	1.50%	-	-
Tier 1 leverage (core)	41,605,000	7.23	23,009,000	4.00	$28,761,000	5.00%
Tier 1 risk-based capital	41,605,000	8.94	18,617,000	4.00	27,925,000	6.00
Total risk-based capital	45,848,000	9.85	37,233,000	8.00	46,542,000	10.00

	2007
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$49,018,000	7.83%	$9,395,000	1.50%	-	-
Tier 1 leverage (core)	49,018,000	7.83	25,054,000	4.00	$31,317,000	5.00%
Tier 1 risk-based capital	49,018,000	10.17	19,280,000	4.00	28,920,000	6.00
Total risk-based capital	50,620,000	10.50	38,559,000	8.00	48,199,000	10.00

Retained earnings at June 30, 2008 and 2007 included approximately $9,165,000, which constitute allocations to bad debt reserves for Federal income tax purposes and for which no provision for taxes on income has been made.  If such allocations are charged for other than bad debt losses, taxable income is created to the extent of the charges.

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

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

At June 30, 2008 and 2007, the Company had commitments to originate and purchase loans approximating $25.9 million and $32.0 million, respectively, excluding undisbursed portions of loans in process.  Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are canceled upon expiration of the commitment term as outlined in each individual contract.  Because the credit worthiness of each customer is reviewed prior to extension of the commitment, the Company adequately controls its credit risk on these commitments, as it does for loans recorded on the statement of financial condition.

The Company had approved, but unused, consumer lines of credit of approximately $9.4 million and $8.0 million at June 30, 2008 and 2007, respectively.  The Company had approved, but unused, commercial lines of credit of approximately $22.5 million and $20.6 million at June 30, 2008 and 2007, respectively.

At June 30, 2008 and 2007, the Company had commitments to sell loans approximating $1.4 million and $3.0 million, respectively.

Note 15.	Fair Value of Financial Instruments

The estimated fair values of Company’s financial instruments (as described in note 1) at June 30, 2008 and 2007 were as follows:

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	2008		2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and due from banks	$12,491,282	$12,491,282	$11,613,908	$11,613,908
Interest-bearing deposits in other
financial institutions	-	-	14,124,559	14,124,559
Investment securities available-for-sale	84,229,406	84,229,406	122,309,017	122,309,017
Investment securities held-to-maturity	6,999,724	7,031,673	9,549,072	9,472,865
Loans receivable, net	407,818,710	409,481,000	427,953,969	421,404,000
Mortgage loans held for sale	1,102,250	1,102,250	2,130,689	2,130,689
FHLB stock	4,283,000	4,283,000	3,559,600	3,559,600
Accrued interest receivable	2,534,503	2,534,503	2,939,993	2,939,993

Financial liabilities:
Deposits	$446,568,327	$449,644,000	$507,865,063	$508,302,000
Advances from FHLB and other borrowings:	81,636,814	82,069,000	62,202,229	62,075,000
Advance payments by borrowers for
taxes and insurance	884,437	884,437	916,021	916,021
Accrued interest payable	1,800,967	1,800,967	2,690,658	2,690,658

	2008		2007
	Notional	Unrealized	Notional	Unrealized
	Amount	Gain (loss)	Amount	Gain (loss)
Off-balance-sheet assets (liabilities):
Commitments to extend credit	$25,917,000	-	$31,950,000	-
Consumer lines of credit	9,419,000	-	8,004,000	-
Commercial lines and letters of credit	22,489,000	-	20,586,000	-
Commitments to sell loans	(1,435,000)	-	(3,027,000)	-
Note 16.	Contingencies

The Company is involved with various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of its operations.

Note 17.	Operating Segments

An operating segment is generally defined as a component of a business for which discrete financial information is available and the operating results of which are regularly reviewed by the chief operating decision-maker. The Company’s primary business segment is banking.  The banking segment generates revenue through interest and fees on loans, service charges on deposit accounts and interest on investment securities.  The banking segment includes the Bank and the Company and related elimination entries between the two; since the Company’s primary activity is its ownership of the common stock of the Bank.  The “other” segment includes the Company’s real estate development subsidiary and a wholly-owned subsidiary of the Bank that operates a title search and abstract continuation business in Iowa which was sold during 2007.   Selected financial information on the Company’s segments is presented below for the years ended June 30, 2008, 2007 and 2006.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	2008 Segments
	Banking	Other	Consolidated
Interest income	$35,100,834	-	$35,100,834
Interest expense	18,880,216	-	18,880,216
Net interest income	16,220,618	-	16,220,618
Provision for loan losses	4,569,768	-	4,569,768
Net interest income after provision for loan losses	11,650,850	-	11,650,850

Non-interest income	(3,006,242)	$50,110	(2,956,132)
Non-interest expense	38,623,724	12,247	38,635,971

Income (loss) before income taxes and discontinued operations	(29,979,116)	37,863	(29,941,253)
Income taxes	(4,596,000)	14,000	(4,582,000)
Income (loss) from continuing operations	(25,383,116)	23,863	(25,359,253)
Income from discontinued operations, net of tax	-	-	-
Net income (loss)	$(25,383,116)	$23,863	$(25,359,253)

Depreciation and amortization	$1,189,467	-	$1,189,467

Total assets	$565,006,324	-	$565,006,324

	2007 Segments
	Banking	Other	Consolidated
Interest income	$35,774,930	-	$35,774,930
Interest expense	19,878,532	-	19,878,532
Net interest income	15,896,398	-	15,896,398
Provision for loan losses	546,949	-	546,949
Net interest income after provision for loan losses	15,349,449	-	15,349,449

Non-interest income	5,884,066	$105,000	5,989,066
Non-interest expense	18,077,355	42,981	18,120,336

Income before income taxes and discontinued operations	3,156,160	62,019	3,218,179
Income taxes	732,000	7,000	739,000
Income from continuing operations	2,424,160	55,019	2,479,179
Income from discontinued operations, net of tax	-	589,679	589,679
Net income	$2,424,160	$644,698	$3,068,858

Depreciation and amortization	$1,160,575	-	$1,160,575

Total assets	$645,034,067	$782,443	$645,816,510

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	2006 Segments
	Banking	Other	Consolidated
Interest income	$32,293,550	-	$32,293,550
Interest expense	15,095,457	-	15,095,457
Net interest income	17,198,093	-	17,198,093
Provision for loan losses	1,920,000	-	1,920,000
Net interest income after provision for loan losses	15,278,093	-	15,278,093

Non-interest income (loss)	5,990,390	(221,649)	5,768,741
Non-interest expense	16,660,062	50,620	16,710,682

Income (loss) before income taxes and discontinued operations	4,608,421	(272,269)	4,336,152
Income taxes	1,249,000	(102,000)	1,147,000
Income (loss) from continuing operations	3,359,421	(170,269)	3,189,152
Income from discontinued operations, net of tax	-	142,813	142,813
Net income (loss)	$3,359,421	$(27,456)	$3,331,965

Depreciation and amortization	$1,592,750	-	$1,592,750

Total assets	$610,995,048	$1,540,211	$612,535,259

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18.	Parent Company Financial Information

Condensed statements of financial condition at June 30, 2008 and 2007 and condensed statements of operations and cash flows for the years ended June 30, 2008, 2007, and 2006 are shown below for First Federal Bankshares, Inc.:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	2008	2007
ASSETS
Cash deposited at Vantus Bank	$833,315	$1,368,274
Interest-bearing deposits in other financial institutions	-	70,559
Cash and cash equivalents	833,315	1,438,833

Loans receivable, net	693,224	1,767,467
Investment in subsidiaries	30,569,165	67,248,119
Other assets	54,702	21,684
Total assets	$32,150,406	$70,476,103

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accrued taxes payable	$63,212	$117,443
Accrued expenses and other liabilities	95,649	103,438
Total liabilities	158,861	220,881

STOCKHOLDERS’ EQUITY
Preferred stock	-	-
Common stock	50,639	50,604
Additional paid-in capital	39,505,397	39,230,016
Retained earnings	32,581,696	58,704,525
Treasury stock	(28,535,663)	(26,885,723)
Accumulated other comprehensive loss, net unrealized
gain (loss) on securities available-for-sale	(11,061,834)	(179,360)
Unearned ESOP	(548,690)	(664,840)
Total stockholders’ equity	31,991,545	70,255,222

Total liabilities and stockholders’ equity	$32,150,406	$70,476,103

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

CONDENSED STATEMENTS OF OPERATIONS

	2008	2007	2006
Interest income:
Loans receivable	$89,622	$112,393	$90,047
Investment securities	-	-	3,967
Other interest-earning assets	38,106	104,059	72,333
Gain on sale of investment securities	-	-	202,944
Other income	-	28,296	73,691
Other general and administrative expenses	(392,899)	(450,028)	(527,620)
Losses before income taxes	(265,171)	(205,280)	(84,638)
Tax benefit on losses	90,000	107,000	32,000
Losses before subsidiary income	(175,171)	(98,280)	(52,638)
Equity in earnings (loss) of subsidiaries	(25,184,082)	3,167,138	3,384,603
Net income (loss)	$(25,359,253)	$3,068,858	$3,331,965

CONDENSED STATEMENTS OF CASH FLOWS

	2008	2007	2006
Cash flows from operating activiities:
Net income (loss)	$(25,359,253)	$3,068,858	$3,331,965
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Equity in earnings (loss) of subsidiaries	25,184,082	(3,167,138)	(3,384,603)
Dividends received from subsidiaries	2,780,000	-	8,000,000
Net gain on sale of securities available-for-sale	-	-	(202,944)
Decrease (increase) in other assets	6,982	(29,899)	(4,101)
Increase (decrease) in accrued expense and other liabilities	(7,789)	(11,386)	48,431
Increase (decrease) in accrued taxes on income	(103,184)	177,279	(61,045)
Net cash provided by operating activities	2,500,838	37,714	7,727,703

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	-	-	264,466
Investment in subisdiaries	(1,500,000)	-	-
Decrease (increase) in loans receivable	1,052,659	(339,356)	(358,968)
Proceeds from sale of other assets	-	450,000	-
Net cash provided by (used in) investing activities	(447,341)	110,644	(94,502)

Cash flows from financing activities:
Issuance of common stock	13,875	514,030	343,062
Repurchase of common stock	(1,649,940)	(970,780)	(4,172,942)
Cash dividends paid	(1,022,950)	(1,377,760)	(1,347,271)
Net cash used in financing activities	(2,659,015)	(1,834,510)	(5,177,151)
Net increase (decrease) in cash and
cash equivalents	(605,518)	(1,686,152)	2,456,050
CASH AND CASH EQUIVALENTS
Beginning	1,438,833	3,124,985	668,935
Ending	$833,315	$1,438,833	$3,124,985

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19.	Subsequent Events (unaudited)

Subsequent to June 30, 2008, the Company entered into a definitive agreement to sell one of the Company’s banking centers in Grinnell, Iowa.  The sale is subject to regulatory approval which is expected during the quarter ended December 31, 2008.  Management expects to recognize a pre-tax gain of approximately $5.5 million.  This sale includes the approximate amount of the following assets and liabilities: loans of $26.0 million, other assets of $1.8 million, deposits of $53.4 million and other borrowings (repurchase agreements) of $2.7 million with cash to the buyer of approximately 22.8 million. As a result of this sale, the Company’s anticipates its total risk-based capital to exceed the “well-capitalized” level at December 31, 2008.

Subsequent to June 30, 2008, the market value of the Company’s trust preferred collateralized debt obligations have declined due to the lack of liquidity for these securities.  In addition, because the market is inactive for these securities, it has been difficult to determine the market value of these securities.  As of September 30, 2008, the fair value of these securities has declined an additional $4.9 million from their June 30, 2008 values.  Of this amount, $1.9 relates to securities which were determined to be other than temporarily impaired as of June 30, 2008 and will be recognized as an other than temporary impairment charge during the quarter ended September 30, 2008.  To the extent that these securities are determined to have additional other than temporary impairments, the Company’s net income and regulatory capital would be negatively impacted and such impact could be material.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment we believe that, as of June 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria. The independent registered public accounting firm that audited the financial statements included in the annual report has not issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in the annual report.

/s/ Barry E. Backhaus
President and CEO

/s/ Michael S. Moderski
Michael S. Moderski
Senior Vice President and CFO

Report of Independent Registered Public Accounting Firm

The Board of Directors
First Federal Bankshares, Inc.
Sioux City, Iowa

We have audited the consolidated statements of financial condition of First Federal Bankshares, Inc. and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Federal Bankshares, Inc. and subsidiaries as of June 30, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of First Federal Bankshares, Inc.’s internal control over financial reporting as of June 30, 2008 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and accordingly, we do not express an opinion thereon.

Des Moines, Iowa
November 12, 2008

/s/ McGladrey & Pullen, LLP

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting as of June 30, 2008 appears on page 70 of this Annual Report on Form 10-K.

The Attestation Report of the independent registered public accounting firm on management’s assessment of the Company’s internal control over financial reporting appears on pages 71-72 of this Annual  Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10	DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Ethics and Business Conduct policy that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, or controller or persons performing similar functions. The Code of Ethics and Business Conduct policy may be accessed on the Company’s website at www.vantusbank.com.

Information concerning Directors and Executive Officers of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement dated November 12, 2008.

ITEM 11	EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive Proxy Statement dated November 12, 2008.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company’s definitive Proxy Statement dated November 12, 2008.

The Company has adopted five equity-based compensation plans:  the First Federal Savings Bank of Siouxland 1992 Incentive Stock Option Plan (the “1992 Stock Option Plan”), the 1992 Stock Option Plan for Outside Directors (the “Directors’ Plan”), the 1999 Stock Option Plan (the “1999 Stock Option Plan”), the 1999 Recognition and Retention Plan (the “1999 Recognition Plan”), and the 2006 Stock-Based Incentive Plan (‘”the 2006 Stock-Based Incentive Plan”).  All such plans have been approved by stockholders of the Company.  The Equity Compensation Plan Table is incorporated herein by reference from the Company’s definitive proxy statement dated November 12, 2008.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning relationships and transactions and director independence is incorporated herein by reference from the Company’s definitive Proxy Statement dated November 12, 2008.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The “Proposal II - Ratification of Appointment of Independent Auditors” Section of the Company’s definitive Proxy Statement dated November 12, 2008 is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(1)           Financial Statements

The following information appearing in the Company’s Annual Report to Stockholders for the year ended June 30, 2008

Annual Report Section	Pages in the Annual Report on Form 10-K

Selected Financial Data	19-22

Management’s Discussion and Analysis
of Financial Condition and Results
of Operations	23-42

Consolidated Balance Sheets	43

Consolidated Statements of Income	44

Consolidated Statements of Stockholders’ Equity
and Comprehensive Income	45

Consolidated Statements of Cash Flows	46-47

Notes to Consolidated Financial	48-80
Statements

Management’s Report on Internal Control
Over Financial Reporting	81

Reports of Independent Registered Public	82
Accounting Firms

With the exception of the aforementioned information, the Company’s Annual Report to Stockholders for the year ended June 30, 2008 is not deemed filed as part of this Annual Report on Form 10-K.

(2)           Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(3) Exhibits

Regulation S-K
Exhibit Number	Document

3(i)	Articles of Incorporation (1)

3(ii)	Bylaws

10.1	Material contracts – Purchase and Assumption Agreement between Vantus Bank and Lincon Savings Bank (2)

10.2	Material contracts – First Federal Bankshares, Inc. 2006 Stock Incentive Plan (3)

10.3	Material contracts – 2005 Deferred Compensation Plan for Directors (4)

10.4	Material contracts – Change in Control Agreements (5)

14	Code of Ethics and Business Conduct

21	Subsidiaries of Company

23	Consents of Experts and Counsel

31.1	Certification of Chief Executive Officer Pursuant to Section 302

31.2	Certification of Chief Financial Officer Pursuant to Section 302

32	Certification Pursuant to Section 906

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission on December 18, 1998. (Registration No. 333-69245).

(2)	Filed as an exhibit to Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2008. (File No. 000-25509).

(3)	Filed as an exhibit to the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on September 21, 2006. (File No. 000-25509).

(4)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2004. (File No. 000-025509).

(5)	Filed as exhibits to Company's December 31, 2007 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 000-25509).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL BANKSHARES, INC.

Date:	November 12, 2008	By:	/s/ Barry E. Backhaus
Barry E. Backhaus President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:	/s/ Barry E. Backhaus	By:	/s/ Michael S. Moderski
	Barry E. Backhaus President and Chief Executive Officer		Michael S. Moderski Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 12, 2008	Date:	November 12, 2008

By:	/s/ Arlene T. Curry	By:	/s/ Charles D. Terlouw
	Arlene T. Curry Chairman of the Board		Charles D. Terlouw Director

Date:	November 12, 2008	Date:	November 12, 2008

By:	/s/ Gary L. Evans	By:	/s/ Allen J. Johnson
	Gary L. Evans Director		Allen J. Johnson Director

Date:	November 12, 2008	Date:	November 12, 2008

By:	/s/ David Roederer	By:	/s/ Ronald A. Jorgensen
	David Roederer Director		Ronald A. Jorgensen Director

Date:	November 12, 2008	Date:	November 12, 2008

By:	/s/ Jon G. Cleghorn
Jon G. Cleghorn Director

Date:	November 12, 2008