Form 10-Q
period 2008-09-30
FIRST FEDERAL BANKSHARES INC
filed 2008-11-21
CIK 1075348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-25509

First Federal Bankshares, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	42-1485449
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

329 Pierce Street, Sioux City, Iowa	51101
(Address of principal executive offices)	(Zip Code)

712-277-0200
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    YES ☑    NO ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check is a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 18, 2008
Common Stock, $.01 par value	3,304,471

FIRST FEDERAL BANKSHARES, INC.

Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)
	September 30,	June 30,
	2008	2008
ASSETS
Cash and due from banks	$10,108,672	$12,491,282

Securities available-for-sale (amortized cost $98,308,939 and $101,872,241, respectively)	76,952,850	84,229,406
Securities held-to-maturity (fair value $6,641,873 and $7,031,673, respectively)	6,659,621	6,999,724
Mortgage loans held for sale	802,777	1,102,250

Loans receivable	370,755,679	413,712,503
Less allowance for loan losses	5,486,933	5,893,793
Net loans	365,268,746	407,818,710

Office property and equipment, net	16,916,819	18,761,786
Federal Home Loan Bank ("FHLB") stock, at cost	3,759,600	4,283,000
Foreclosed and repossessed assets	9,882,628	873,159
Assets held for sale	28,376,938	-
Accrued interest receivable	2,568,323	2,534,503
Deferred tax asset	11,311,000	9,870,000
Other assets	16,799,527	16,042,504
Total assets	$549,407,501	$565,006,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit liabilities	$382,476,464	$446,568,327
Advances from FHLB and other borrowings	77,809,607	81,636,814
Advance payments by borrowers for taxes and insurance	381,877	884,437
Liabilities held for sale	56,269,969	-
Accrued interest payable	1,734,059	1,800,967
Accrued expenses and other liabilities	2,523,149	2,124,234
Total liabilities	521,195,125	533,014,779

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 1,000,000 shares; issued none	-	-
Common stock, $.01 par value, authorized 12,000,000 shares;
issued 5,068,726 shares	50,639	50,639
Additional paid-in capital	39,534,919	39,505,397
Retained earnings, substantially restricted	31,073,060	32,581,696
Treasury stock, at cost, 1,764,255 shares	(28,535,663)	(28,535,663)
Accumulated other comprehensive (loss)	(13,390,089)	(11,061,834)
Unearned ESOP	(520,490)	(548,690)
Total stockholders’ equity	28,212,376	31,991,545
Total liabilities and stockholders’ equity	$549,407,501	$565,006,324

See Notes to Consolidated Financial Statements.

Index

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
	Three months ended
	September 30,
	2008	2007
Interest income:
Loans receivable	$6,212,058	$7,430,449
Investment securities	1,470,194	2,024,811
Deposits in other financial institutions	514	50,440
Total interest income	7,682,766	9,505,700
Interest expense:
Deposits	2,538,868	4,562,263
Advances from FHLB and other borrowings	639,383	863,977
Total interest expense	3,178,251	5,426,240
Net interest income	4,504,515	4,079,460
Provision for loan losses	712,857	20,648
Net interest income after provision for loan losses	3,791,658	4,058,812
Non-interest income (loss):
Service charges on deposit accounts	1,032,330	783,298
Fees on commercial and consumer loans	38,476	97,760
Other-than-temporary impairment of investment securities	(1,799,719)	-
Mortgage banking revenue	80,378	193,876
Earnings from bank owned life insurance	145,639	136,555
Other income	218,762	308,845
Total non-interest income (loss)	(284,134)	1,520,334
Non-interest expense:
Compensation and benefits	2,648,831	2,806,201
Office property and equipment	709,482	701,246
Data processing, ATM and debit card transaction costs,
and other item processing expense	481,803	370,009
Professional, insurance and regulatory expense	350,724	254,891
Advertising, donations and public relations	222,447	463,725
Communications, postage and office supplies	201,857	210,760
Loss on other real estate owned	73,954	54,702
Other expense	211,749	187,999
Total non-interest expense	4,900,847	5,049,533
Income (loss) before income tax expense (benefit)	(1,393,323)	529,613
Income tax expense (benefit)	(595,000)	115,000
Net income (loss)	$(798,323)	$414,613

Per share information:
Basic earnings (loss) per share	$(0.24)	$0.13
Diluted earnings (loss) per share	$(0.24)	$0.13

See Notes to Consolidated Financial Statements.

Index

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)
	Three Months
	Ended September 30,
	2008	2007
Capital Stock:
Beginning of year balance	$50,639	$50,604
End of period balance	50,639	50,604

Additional paid-in capital:
Beginning of year balance	39,505,397	39,230,016
Stock compensation expense	34,585	45,398
Stock appreciation (depreciation) of allocated ESOP shares	(13,340)	23,859
Amortization of employee stock grants	8,277	15,003
End of period balance	39,534,919	39,314,276

Retained earnings, substantially restricted:
Beginning of year balance	32,581,696	58,704,525
Adoption of FIN 48	-	180,000
Adoption of SFAS 156	-	79,374
Adoption of EITF 06-04	(710,313)	-
Net income (loss)	(798,323)	414,613
Dividends paid on common stock: $0.105 per share in 2007	-	(343,192)
End of period balance	31,073,060	59,035,320

Treasury stock, at cost:
Beginning of year balance	(28,535,663)	(26,885,723)
Treasury stock acquired: 87,000 shares in 2007	-	(1,649,940)
End of period balance	(28,535,663)	(28,535,663)

Accumulated other comprehensive (loss):
Beginning of year balance	(11,061,834)	(179,360)
Net change in unrealized losses on securities
available-for-sale, net of tax of $2,056,000 and $745,000, respectively	(3,456,974)	(1,252,886)
Less reclassification adjustment for net realized losses
included in net income, net of tax of $671,000 in 2008	1,128,719	-
End of period balance	(13,390,089)	(1,432,246)

Unearned ESOP shares:
Beginning of year balance	(548,690)	(664,840)
ESOP shares allocated	28,200	29,620
End of period balance	(520,490)	(635,220)
Total stockholders' equity	$28,212,376	$67,797,071

See Notes to Consolidated Financial Statements.

Index

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Net income (loss)	$(798,323)	$414,613
Net change in unrealized losses on securities available-for-sale,
net of tax of $2,056,000 and $745,000, respectively	(3,456,974)	(1,252,886)
Less reclassification adjustment for net realized losses
included in net income, net of tax of $671,000 in 2008	1,128,719	-
Total comprehensive (loss)	$(3,126,578)	$(838,273)

See Notes to Consolidated Financial Statements.

Index

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)	Three months ended
	September 30,
	2008	2007
Cash flows from continuing operating activities:
Net income (loss)	$(798,323)	$414,613
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Loans originated for sale to investors	(9,611,000)	(17,772,000)
Proceeds from sale of loans originated for sale	9,220,490	18,186,637
Provision for losses on loans	712,857	20,648
Depreciation and amortization	303,925	283,050
Provision for deferred taxes	(184,000)	26,000
Equity-based compensation	57,722	113,880
Mortgage banking revenue	(80,378)	(193,876)
Other-than-temporary impairment of investment securities	1,799,719	-
Amortization of premiums and discounts on loans,
mortgage-backed securities and investment securities	214,208	6,043
(Increase) in accrued interest receivable	(265,729)	(230,565)
Decrease (increase) in other assets	(322,533)	293,311
Increase in accrued interest payable	136,198	105,458
Increase (decrease) in accrued expenses and other liabilities	(183,398)	110,815
Increase (decrease) in accrued taxes on income	(411,000)	84,252
Net cash provided by operating activities	588,758	1,448,266
Cash flows from continuing investing activities:
Proceeds from maturities of securities held-to-maturity	337,605	319,906
Purchase of securities available-for-sale	(2,495,521)	-
Proceeds from maturities of securities available-for-sale	4,382,543	6,855,107
Redemption (purchase) of FHLB stock	523,400	(1,351,400)
Loans purchased	(1,416,000)	(2,698,000)
Decrease (increase) in loans receivable	7,046,625	(1,424,280)
Purchase of office property and equipment	(46,305)	(1,943,520)
Proceeds from sale of foreclosed real estate	1,104,823	31,466
Expenditures on foreclosed real estate	(53,771)	-
Proceeds from sale of real estate held for development	-	394,647
Expenditures on real estate held for development	-	(229,723)
Net cash provided by (used in) investing activities	9,383,399	(45,797)
Cash flows from continuing financing activities:
(Decrease) in deposits	(10,721,585)	(40,584,776)
Proceeds from advances from FHLB and other borrowings	33,209,500	37,429,000
Repayment of advances from FHLB and other borrowings	(34,340,122)	(9,249,964)
Net (decrease) in advance payments by borrowers for taxes and insurance	(502,560)	(608,256)
Repurchase of common stock	-	(1,649,940)
Cash dividends paid	-	(343,192)
Net cash used in financing activities	(12,354,767)	(15,007,128)
Net decrease in cash and cash equivalents	(2,382,610)	(13,604,659)
Beginning of year	12,491,282	25,738,467
End of year	$10,108,672	$12,133,808

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,042,053	$5,320,783
Income taxes paid	-	4,748

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Property acquired in settlement of loans	10,095,425	164,913

See Notes to Consolidated Financial Statements.

Index

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of presentation

The consolidated financial statements as of and for the three month periods ended September 30, 2008 and 2007, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosure normally included in year-end financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to these rules and regulations.  These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes that are included in its Annual Report for the year ended June 30, 2008, filed on Form 10-K.

In the opinion of management of the Company, these financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly these consolidated financial statements.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year.

Certain amounts previously reported have been reclassified to conform to the presentation in these consolidated financial statements.  These reclassifications did not affect previously reported net income or retained earnings.

Critical Judgments and Estimates   The Company describes all of its significant accounting policies in Note 1 of the Company's Audited Consolidated Financial Statements in its 2008 Annual Report on Form 10-K.   Particular attention should be paid to the Company’s allowance for losses on loans, “other than temporary” impairment of investment securities, valuation of deferred tax assets, and the fair value of financial instruments which require significant management judgments and estimates because of the inherent uncertainties surrounding the subjective nature of these areas.  Information on the impact loss allowances and “other than temporary” losses have had on the Company's financial condition and results of operations for the three month periods ended September 30, 2008 and 2007, can be found below, in the sections entitled "Results of Operations – Provision for Losses on Loans," “Financial Condition – Non-Performing and Classified Assets,” and "Results of Operations – Other than Temporary Impairment."

The Company’s critical accounting policies and their application are periodically reviewed by the Audit Committee and the full Board of Directors.

Note 2.	Organization

The Company is the holding company for Vantus Bank (the “Bank”).  The Company owns 100% of the Bank’s common stock.  Currently, the Company engages in no other significant activities beyond its ownership of the Bank’s common stock.

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

Note 4.	Effect of New Accounting Standards

In September 2006, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  In March 2007, the EITF reached a final conclusion on Issue 06−10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.  The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for.  The consensus concludes that the purchase of a split-

Index

dollar life insurance policy does not constitute a settlement and, therefore, a liability for the postretirement obligation must be recognized. Issue 06-04 is effective for annual reporting periods beginning after December 15, 2007, with earlier adoption permitted.  The Company adopted EITF 06-04 on July 1, 2008.  EITF 06-04 allows the Company to record the initial recognition of the liability through stockholders’ equity.  Upon the adoption of EITF 06-04 the Company’s stockholders’ equity decreased by approximately $710,000.  Ongoing expenses will be recognized through the current year operations.  Management estimates the first year’s expense will be approximately $30,000, or less than $0.01 earnings per share.

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 establishes a framework for measuring fair value and expanding fair value measurement disclosures. SFAS No. 157 also establishes a fair value hierarchy that distinguishes between independent observable inputs and unobservable inputs based on the best information available. When issued, SFAS No. 157 was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (“FSP”) No. 157−2, Effective Date of FASB Statement No. 157, to allow entities to electively defer the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until fiscal years beginning after November 15, 2008. Nonfinancial assets measured at fair value on a nonrecurring basis include nonfinancial assets and liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other nonfinancial long−lived assets measured at fair value for impairment assessment. The Company adopted SFAS No. 157 effective July 1, 2008 for financial assets and liabilities and elected to defer adoption of SFAS No. 157 for nonfinancial assets and liabilities until July 1, 2009.  For the Company this deferral primarily applies to foreclosed and repossessed assets.  In October 2008 the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset in a Market that is not Active, which amended SFAS 157.  FSP No. 157-3 clarifies how the fair value of a financial instrument is determined when the market for the financial asset is inactive.  FSP No. 157-3 was adopted by the Company effective as of September 30, 2008.

In February 2007, the FASB issued Statement No. 159, (“SFAS 159”) The Fair Value Option for Financial Assets and Financial Liabilities – Including an  amendment of FASB Statement No. 115.  This Statement provides entities with an option to report selected financial assets at fair value.  The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting.  This Statement was effective for the Company on July 1, 2008.  The Company did not elect to apply the provisions of SFAS 159 to eligible items as of the date of adoption.   As such, the adoption of SFAS  159 did not impact the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 158, (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).  SFAS 158 requires a company that sponsors a postretirement benefit plan (other than a multi-employer plan) to fully recognize, as an asset or liability, the over-funded or under-funded status of its benefit plan in its balance sheet.  The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation (projected benefit obligation for pension plans and accumulated postretirement benefit obligation for other postretirement benefit plans).  Currently, the funded status of such plans is reported in the notes to the financial statements.  This provision was effective for the Company on July 1, 2006.  In addition, SFAS No. 158 also requires a company to measure its plan assets and benefit obligations as of its year end balance sheet date. Currently, a company is permitted to choose a measurement date up to three months prior to its year end to measure the plan assets and obligations.  This provision is effective for the Company on July 1, 2008.  Since the Company participates in a multi-employer pension plan, it expects that the adoption of SFAS 158 will not have a material impact on its financial position, results of operation or cash flows.

Note 5.	Earnings (Loss) Per Share

The following information was used in the computation of net earnings (loss) per common share on both a basic and diluted basis for the periods presented.

Index

	Three Months Ended
	September 30,
	2008	2007
Basic earnings (loss) per share computation:
Net income (loss)	$(798,323)	$414,613
Weighted average common shares outstanding	3,304,471	3,263,662
Basic earnings (loss) per share	$(0.24)	$0.13

Diluted earnings (loss) per share computation: (1)
Net income (loss)	$(798,323)	$414,613
Weighted average common shares outstanding	3,304,471	3,263,662
Incremental option and recognition and retention plan shares
using treasury stock method	-	13,687
Diluted shares outstanding	3,304,471	3,277,349
Diluted earnings (loss) per share	$(0.24)	$0.13

(1)   Common shares issuable upon exercise of options and vesting of recognition and retention plan shares have not been included in the computation for the three months ended September 30, 2008 because their inclusion would have had an antidilutive effect.

Note 6.	Dividends

No cash dividends were paid during the three months ended September 30, 2008.

Note 7.	Fair Value Measurements

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

• Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

• Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

• Level 3 Inputs — Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008 are as follows:

Index

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale	$76,952,850	-	$42,526,236	$34,426,614
Mortgage Servicing Rights	626,008	-	-	626,008

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models or obtained from third parties that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value, or the lower of the cost or fair value.  These adjustments may include unobservable parameters.  Any such valuation adjustments have been applied consistently over time.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values as of September 30, 2008.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  One of the more subjective inputs to fair value in inactive markets is the risk-adjusted discount rate utilized in the fair value calculation.  Management has used risk-adjusted discount rates reflecting the current illiquid markets over the expected life of the securities, which we believe is appropriate yet conservative.

Investment Securities Available for Sale. Certain investment securities available for sale are classified within level 2 of the valuation hierarchy. The Company obtains fair value measurements for investment securities from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

In certain cases, where the pricing service cannot obtain fair values and/or there is limited activity or less transparency around inputs to the valuation, investment securities are classified within level 3 of the valuation hierarchy.  Upon adoption of SFAS 157 on July 1, 2008, the Company has classified trust preferred collateralized debt obligations with a total fair value of approximately $34.4 million as level 3.  Because the market is inactive for these securities, observable market data was not available.  The fair value of these securities was determined by discounting the expected cash flows over the life of the security.  The discount rate was determined by observing discount rates of similar rated financial corporate debt securities as published by third party broker/dealers.  Adjustments to this discount rate were made for illiquidity and credit risk.

Mortgage Servicing Rights   The fair value of mortgage servicing rights are determined by an independent valuation service.  The valuation service utilizes discounted cash flow modeling techniques, which consider observable data that includes consensus prepayment speeds and the predominant risk characteristics of the underlying loans including loan type, note rate and loan term.

Mortgage Loans Held For Sale.  Mortgage loans held for sale are required to be measured at the lower of cost or fair value. As of September 30, 2008, the Company has $802,777 of loans held for sale. Management obtains quotes or bids on all or part of these loans directly from the purchasing institution. As of September 30, 2008, the entire balance of loans held for sale was recorded at cost.
Certain assets are measured at fair value on a nonrecurring basis, that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a nonrecurring basis as of September 30, 2008 were as follows:

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans receivable	$3,681,838	-	-	$3,681,838

Index

The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell.  The fair value of collateral was determined based on appraisals.  In some cases, adjustments were made to the appraised values due to various factors including the age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.  Specific reserves were calculated for impaired loans with an aggregate carrying amount of $5.2 million during the quarter ended September 30, 2008.  The collateral underlying these loans had a fair value of $4.1 million less estimated costs to sell of  $418,000 , resulting in a specific reserve in the allowance for loan losses of $1.5 million.

Note 8.	“Other than Temporary” Impairment on Investment Securities

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

The Company recognized $1.8 million in “other than temporary” impairment charges for the three months ended September 30, 2008.  The “other than temporary” impairment charge related to six trust-preferred pooled securities that the Company owns.   Two bonds with an original par value of $6.0 million were downgraded from investment grade status to non-investment grade status during the three months ended September 30, 2008,  resulting in an “other than temporary” impairment charge of $0.2 million for the three months ended September 30, 2008.  Two bonds with an original par value of $6.0 million incurred a $1.0 million “other than temporary” charge for the three months ended September 30, 2008 due to differences between the expected cash flow and the cash flow that a current market participant would use to evaluate these securities as required by EITF 99-20.  In that analysis, the Company assumed that the default rates of the underlying collateral would be similar to the default rates experienced in the savings and loan crisis (1988 through 1992) and then declining to a historical default rate which includes the aforementioned five years.  If actual default rates are less than the aforementioned scenario, the cash flows of the security will increase and may equal what was expected when the security was purchased.  Two securities with an original par value of $4.0 million incurred an “other than temporary charge” of $0.6 million for the three months ended September 30, 2008.  This “other than temporary” impairment charge was a result of the Office of Thrift Supervision (“OTS”) concluding these two securities are over the loans to one borrower limit and the Company has agreed to sell the portion of the securities that is over the loans to one borrower limit when liquidity returns to the marketplace.  Since the Company does not have the ability to hold these securities until market value recovery an “other than temporary” impairment charge was recognized.  For further discussion, please refer to Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations “Financial Condition – Securities Available-for-Sale and Held-to-Maturity” and “Financial Condition – Stockholders’ Equity.”

Index

Note 9.	Non-Performing Assets

Non-performing assets at September 30, 2008 and June 30, 2008, were $18.6 million.  Non-performing assets as a percentage of total assets increased slightly from 3.30% at June 30, 2008, to 3.39% as of September 30, 2008.  The following table sets forth information regarding non-accrual loans and other non-performing assets at the dates indicated.

(Dollars in Thousands)	September 30, 2008	June 30, 2008
Loans accounted for on a non-accrual basis:
One- to four-family residential	$286	$1,167
Multi-family residential	821	3,230
Non-residential real estate	7,387	11,825
Commercial business	50	1,428
Consumer	211	99
Total non-performing loans	8,755	17,749
Foreclosed and repossessed assets	9,883	873
Total non-performing assets	$18,638	18,622
Restructured loans not included in other non-performing categories above	$5,200	$5,206

Non-performing loans as a percentage of total loans	2.36%	4.29%
Non-performing assets as a percentage of total assets	3.39%	3.30%

Note 10.	Assets and Liabilities Held for Sale

In September 2008 the Company entered into a definitive agreement to sell the Company’s banking center in Grinnell, Iowa.  The sale is subject to regulatory approval which is expected during the quarter ended December 31, 2008.  It is anticipated the Company will record a gain of $5.5 million.   As of September 30, 2008 the following amounts of assets and liabilities, which are expected to be included in the sale, have been classified as held for sale in the consolidated statement of financial condition:

Amount
Assets
Loans receivable	$26,671,697
Office property and equipment, net	1,598,761
Accrued interest receivable	106,480
Total assets held for sale	$28,376,938

Liabilities
Deposit liabilities	$53,370,278
Other borrowings	2,696,585
Accrued interest payable	203,106
Total liabilities held for sale	$56,269,969

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Quarter Overview   The Company’s recognized a net loss for the three months ended September 30, 2008, of $798,000 or $0.24 per diluted share compared to net income of $415,000 or $0.13 per diluted share in the same period last year.  These amounts represent an annualized return on average assets (“ROA”) of (0.57%) and 0.26%, respectively, and an annualized return on average equity (“ROE”) of (9.85%) and 2.39%, respectively.  During the most recent quarter the Company recognized $1.8 million of “other than temporary” impairment charges on the Company’s trust-preferred pooled securities portfolio.  Excluding this write down, management estimates the Company would have reported net income of $330,000 or $0.10 per diluted share.

The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of net income during the three month period ended September 30, 2008 and 2007.

Net Interest Income Net interest income for three-month period ended September 30, 2008, was $4.5 million compared to $4.1 million for the three-month period ended September 30, 2007.  The net interest margin improved 72 basis points to 3.62% for the three months ended September 30, 2008, from 2.90% for the three months ended September 30, 2008September 30, 2007.  The increase in margin was due to a generally lower interest rate environment that decreased the cost of the Company’s interest-bearing liabilities faster than the yields on interest-earning assets.  The margin improvement was partially offset by a decrease in the Company’s average interest-earning assets.  Average earning assets for the three months ended September 30, 2008decreased $67.4 million to $501.7 million as compared to the same period last year.

The following tables set forth information regarding the average balances of the Company’s assets, liabilities, and equity, as well as the average yield on assets and average cost of liabilities for the periods indicated.  The information is based on daily average balances during the three-month periods ended September 30, 2008 and 2007.

Index

	Three months ended September 30,
	2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (1)	$407,076	$6,212	6.05%	$432,897	$7,430	6.81%
Investment securities (2)	94,467	1,470	6.34%	132,316	2,025	6.21%
Deposits in other financial institutions	120	1	1.69%	3,885	51	5.15%
Total interest-earning assets	501,663	7,683	6.11%	569,098	9,506	6.66%
Non-interest-earning assets	54,054			62,422
Total assets	$555,717			$631,520
Interest-bearing liabilities:
Deposit liabilities	$391,081	2,539	2.58%	$448,957	4,562	4.03%
Borrowings	82,049	639	3.09%	65,940	864	5.20%
Total interest-bearing liabilities	473,130	3,178	2.67%	514,897	5,426	4.18%
Non-interest-bearing:
Deposit liabilities	45,955			42,388
Other liabilities	4,214			4,826
Total liabilities	523,299			562,111
Stockholders’ equity	32,418			69,409
Total liabilities and
stockholders' equity	$555,717			$631,520
Net interest income		$4,505			$4,080
Interest rate spread			3.44%			2.48%
Net interest margin			3.62%			2.90%
Ratio of average interest-earning assets
to average interest-bearing liabilities			106.03%			110.53%
(1)	Average balances include nonaccrual loans and loans held for sale. Interest income includes amortization of deferred loan fees, which is not material.
(2)	Investment securities income is presented without the benefit of the tax effect of tax exempt income; yields are presented on a tax-effected basis.
(3)	Net interest margin represents net interest income, tax-effected, as a percentage of average earning assets.

Provision for Losses on Loans  The provision for loan losses for the three months ended September 30, 2008, was $713,000 as compared to $21,000 for the quarter ended September 30, 2007.  The increase was a result of the Company recognizing a specific allowance of $700,000 on a loan for the development of commercial properties in Des Moines, Iowa.  The project is behind schedule and an appraisal that was received during the most recent quarter showed that the property has suffereda significant decrease in the value of the project.  As a result, a specific allowance was warranted.

The Company’s allowance for loan losses totaled $5.5 million as of September 30, 2008, compared to $1.7 million as of September 30, 2007.  The Company’s methodology for establishing allowance for loan loss is heavily influenced by the level of the Company’s non-performing and classified loans.  Non-performing loans and classified assets have increased over the last year due to the well-publicized difficulties in the overall markets for commercial and residential real estate.  Although management believes that the Company’s present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Company’s results of operations.  For additional discussion, refer to “Financial Condition – Non-Performing and Classified Assets.”

The following table summarizes the activity in the Company’s allowance for loan losses for the three months ended September 30, 2008 and 2007.

Index

	Three months ended
	September 30
(Dollars in Thousands)	2008	2007
Balance at beginning of period	$5,894	$1,797
Provision for loan losses	713	21
Charge-offs:
Commercial real estate loans	(221)	-
Commercial business loans	(860)	(56)
Consumer loans	(62)	(46)
Total loans charged-off	(1,143)	(102)
Recoveries	23	27
Charge-offs, net of recoveries	(1,120)	(75)
Balance at end of period	$5,487	$1,743

Allowance for loan losses to total loans	1.48%	0.40%
Allowance for loan losses to non-performing loans	62.67%	45.40%
Net annualized charge-offs to average loans outstanding	1.10%	0.07%

Non-Interest Income   Excluding “other than temporary” write downs, non-interest income totaled $1.5 million for the three months ended September 30, 2008 and 2007. The following paragraphs discuss the principal components of non-interest income and the primary reasons for the changes from 2007 to 2008.

Service Charges on Deposit Accounts   Service charges on deposit accounts increased 32% or $0.2 million to $1.0 million for the three months ended September 30, 2008 as compared to the same time period last year.  The increase was due to a higher level of overdraft and interchange fees collected on debit card transactions.  The higher level of fees collected was primarily due to a significant increase in the number of checking accounts opened over the last year.
Service Charges on Commercial and Consumer Loan   Service charges on commercial and consumer loans decreased $59,000 to $38,000 for the three month period ended September 30, 2008, as compared to the same period in the previous year.  The decrease was primarily due to the decline in the number of commercial and consumer loans prepaying as compared to the previous year.

“Other than Temporary” Impairment   The Company recognized $1.8 million in “other than temporary” impairment charges for the three months ended September 30, 2008 as compared to zero for the three months ended September 30, 2007.  The “other than temporary” impairment charge related to six trust-preferred pooled securities that the Company owns.   Two bonds with an original par value of $6.0 million were downgraded from investment grade status to non-investment grade status during fiscal year 2008 resulting in an “other than temporary” impairment charge of $0.2 million for the three months ended September 30, 2008.  Two bonds with an original par value of $6.0 million incurred a $1.0 million “other than temporary” charge due to differences between the expected cash flow and the cash flow that a current market participant would use to evaluate these securities as required by EITF 99-20.  In that analysis, the Company assumed that the default rates of the underlying collateral would be similar to the default rates experienced in the savings and loan crisis (1988 through 1992) and then declining to a historical default rate which includes the aforementioned five years.  If actual default rates are less than the aforementioned scenario, the cash flows of the security will increase and may equal what was expected when the security was purchased.  Two securities with an original par value of $4.0 million incurred an “other than temporary charge” of $0.6 million for the three months ended September 30, 2008.  This “other than temporary” impairment charge was a result of the Office of Thrift Supervision (“OTS”) concluding these two securities are over the loans to one borrower limit and the Company has agreed to sell the portion of the securities that is over the loans to one borrower limit when liquidity returns to the marketplace.  Since the Company does not have the ability to hold these securities until market value recovery an “other than temporary” impairment charge was recognized.  Please refer to “Financial Condition - Securities Available-for-Sale and Held-to-Maturity” for more information.

Mortgage Banking Revenue   Mortgage banking revenue consists of gain on sale, collection of loan fees, and mortgage servicing income.  Mortgage banking revenue declined $114,000 from $194,000 for the three

Index

months ended September 30, 2007, to $80,000 for the three months ended September 30, 2008.  The decrease was attributable to the decline in fixed rate mortgage origination volumes.

Other Income   Other income decreased $90,000 to $219,000 during the three month period ended September 30, 2008, as compared to the same period in the previous year.  The change was primarily due to a decrease in sales of the Company’s fixed annuity and mutual funds.

Non-Interest Expense   Non-interest expense for the three months ended September 30, 2008, was $4.9 million compared to $5.0 million for the three months ended September 30, 2007.  The following paragraphs discuss the principal components of non-interest expense and the primary reasons for the changes from 2007 to 2008.

Personnel Expense    Compensation and employee benefits was $2.6 million for the three months ended September 30, 2008, compared to $2.8 million for the three months ended September 30, 2007. The decrease in compensation and benefit expense was attributed to a decline in costs associated with the Company’s defined benefit pension plan partially offset by merit increases.  The number of full-time equivalent employees was 189 as of September 30, 2008, as compared to 191at the same time last year.

Office Property and Equipment   Office property and equipment expense increased $8,000 to $709,000 for the three months ended September 30, 2008, compared to the same period in the previous year.  The increase was primarily due to increased maintenance costs at the Company’s banking centers.

Data Processing, ATM and Debit Card Transaction Costs, and Other Item Processing Expense     Data processing, ATM and debit card transaction costs increased to $482,000 for the three months ended September 30, 2008, from $370,000 for the three months ended September 30, 2007.  This increase was partially due to the increased number of new checking accounts opened during the last twelve months as compared to the previous year.  In addition, the Company has been successful at increasing the number of internet and mobile banking users and the number of debit card transactions has increased.  As a result, processing costs to service these channels have increased as compared to the previous year.

Professional, Insurance, and Regulatory   Professional, insurance, and regulatory expense increased $96,000 to $351,000 for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007.  The recent clarifications of the “mark-to-market” or “fair value” accounting rules resulted in the Company incurring additional accounting and consulting costs.

Advertising, Donations, and Public Relations   Expenses related to advertising, donations and public relations decreased to $222,000 for the three months ended September 30, 2008, from $464,000 for the three months ended September 30, 2007.  The decrease was due to non-recurring costs related to the Bank’s name change that occurred in the previous year.

Communication, Postage, and Office Supplies   Communications, postage, and office supplies expense decreased by $9,000 from $211,000 for the three months ended September 30, 2007, to $202,000 for the three months ended September 30, 2008.  These decreases were primarily due to costs associated with the Bank’s name change that occurred in the previous year.  In addition, the Company has been successful in switching the delivery of account statements from paper to electronic delivery.

Loss on other real estate owned   Loss on other real estate owned increased $19,000 to $74,000 for the three months ended September 30, 2008, compared to $55,000 for the three months ended September 30, 2007.  The increase was due to an overall decline in real estate market values that has occurred over the past year.

Other Non-Interest Expense   Other non-interest expense increased by $24,000 to $212,000 for the three month period ended September 30, 2008, as compared to the same period in the previous year.  This increase was due to costs incurred by the Company to dispose of foreclosed property.

Income Tax Expense (Benefit) Income tax (benefit) for the three months ended September 30, 2008, was $595,000 compared to income tax expense of $115,000 for the three months ended September 30, 2007.   The income tax (benefit) or expense for the three months ended September 30, 2008 and 2007 represented (43%) and 22% of pre-tax

Index

income (loss), respectively.  The effective tax rate increased in the current year period due to the loss benefit in addition to tax exempt income.

Financial Condition

Overview Total assets decreased by $15.6 million or 3%, to $549.4 million at September 30, 2008, from $565.0 million at June 30, 2008.  During the quarter funds from the maturity of investment securities, and loans receivable were primarily used to fund a decline in the Company’s deposit liabilities.  The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of the assets and liabilities for the period ended September 30, 2008.

Securities Available-for-Sale and Held-for-Investment   Total securities decreased by $7.6 million to $83.6 million at September 30, 2008, from $91.2 million at June 30, 2008.  The decrease was primarily due to the decline in market value of the Company’s trust preferred Company’s Collateralized Debt Obligations (CDOs).  Trust preferred CDOs represent a participation interest in a pool of trust preferred debt or subordinated notes of banks, thrifts, insurance companies and REITS.  As of September 30, 2008, the collateral of the CDOs purchased by the Company are approximately 76% bank, 24% insurance companies, and less than one percent was either homebuilders or real estate investment trusts (“REITS”).  Investments were generally rated “A” or “triple-B” by independent rating agencies at the time of purchase.  During the quarter ended September 30, 2008, two bonds with a book value of $1.0 million were downgraded to below investment grade, four bonds with a book value of $24.6 million were downgraded from “A to “triple-B” by Moody’s rating service but remained rated “A” by Fitch rating service, and eight bonds with a book value of $28.4 million remain either “A” or “triple-B” rated by Moody’s or Fitch rating service.  It should be noted that bonds that were not downgraded remained on watch for possible downgrade by the appropriate rating service.

    Federal law and regulation generally permit the Bank to invest up to 35% of its assets in commercial paper and corporate debt securities. Notwithstanding this investment limit, guidance issued by the Office of Thrift Supervision ("OTS") imposes lower limits on such investments.  The Company was advised by the OTS that the aggregate amount of the Company's portfolio of trust-preferred pooled securities ($54.0 million amortized cost at September 30, 2008) exceeds OTS regulatory guidelines. The Company filed a plan with the OTS on May 15, 2008, to come into compliance with such regulatory guidelines and the timeframe for doing so.  As part of such plan, the Company asked the OTS’ approval to allow the Company to retain such securities, notwithstanding the regulatory guidelines. On September 25, 2008, the Company received a letter from the OTS that stated the OTS had no objection to the Company’s plan.  However, the OTS did conclude two bonds were in excess of the OTS’ loans to one borrower limit (LTOB).  As a result, the Company classified the portion over the LTOB limit as “other than temporarily impaired” at September 30, 2008 due to a lack of ability by the Company to hold these securities to maturity and/or forecasted recovery.  The Company intends to sell these two securities over the LTOB limit when liquidity returns to the market place.  During the quarter ended September 30, 2008, the Company recognized an additional “other than temporary” impairment charge on six trust preferred securities that the Company owns.  Please refer to “Results of Operations – Other than Temporary Impairment,” above, and “Financial Condition – Stockholders’ Equity,” below, for additional discussion relating to the Company’s trust-preferred securities (“TPSs”) portfolio.

Index

The table below sets forth information regarding the Company’s trust preferred collateralized debt obligations at September 30, 2008.

Issuer	Original Rating Moodys/Fitch	Current Rating Moodys/Fitch	Payment in Kind (1)	Amortized Cost	Market Value	Unrealized Gain/(Loss)	OTTI charge in quarter ended September 30, 2008
TPS considered "other than temporarily" impaired:
Security A	Baa2/BBB	Ba1/BBB	No	$430,000	$430,000	-	219,816
Security B (2)	A3/A-	Baa3/A-	No	757,367	757,367	-	240,776
Security C (2)	A3/A-	Baa1/A-	Yes	1,279,367	1,279,367	-	311,607
Security D	NR/BBB	NR/BBB	No	464,155	464,155	-	97,901
Security E	NR/BBB	NR/BBB	Yes	1,891,566	1,891,566	-	894,619
Security F	NR/BBB	NR/CCC	Yes	590,000	590,000	-	35,000

TPS not considered "other than temporarily" impaired:
Security B	A3/A-	Baa3/A-	No	7,300,000	3,730,899	(3,569,101)
Security C	A3/A-	Baa1/A-	No	7,300,000	3,569,143	(3,730,857)
Security I	A2/A	A2/A	No	6,025,165	4,331,400	(1,693,765)
Security J	A2/A	A2/A	No	1,991,195	1,415,025	(576,170)
Security K	A3/A-	Baa1/A	No	1,972,098	1,388,474	(583,624)
Security L	NR/BBB	NR/BBB	Yes	5,035,323	2,833,103	(2,202,220)
Security M	A3/A-	A3/A-	No	4,990,640	3,231,938	(1,758,702)
Security N	NR/BBB	NR/BBB	No	2,974,352	1,950,877	(1,023,475)
Security O	NR/BBB	NR/BBB	No	5,000,000	2,916,500	(2,083,500)
Security P	A3/A-	Baa2/A-	No	6,000,000	3,646,800	(2,353,200)
				$54,001,228	$34,426,614	$(19,574,614)	$1,799,719

(1) The structure of these securities allows for payment in kind or the capitalization of interest to principal.
(2) Portion of the security that is over the Bank's Loans to One Borrower Limit.

Loans Receivable  Loans receivable decreased by $43.0 million to $370.8 million as of September 30, 2008, from $413.8 million at June 30, 2008.  The decrease is partially attributable to the transfer of loans receivable to assets held for sale.   The following table sets forth information regarding the Company’s loan portfolio, by type of loan, on the dates indicated.

Index

	September 30, 2008		June 30, 2008
(Dollars in Thousands)	Amount	%	Amount	%
One- to four-family residential (1)	$91,532	25.06	$111,933	27.45
Multi-family residential (1)	37,499	10.27	40,451	9.92
Non-residential real estate (1)	120,457	32.98	132,794	32.56
Commercial business loans	49,735	13.62	62,217	15.26
Home equity and second mortgage loans	30,407	8.32	33,003	8.09
Auto loans	4,837	1.32	4,648	1.14
Other non-mortgage loans (2)	36,066	9.87	28,700	7.04
Loans in process, unearned discounts and premiums,
and net deferred loan fees and costs	223	0.06	(33)	(0.01)
Subtotal	370,756	101.50	413,713	101.45
Allowance for loan losses	(5,487)	(1.50)	(5,894)	(1.45)
Total loans, net	$365,269	100.00	$407,819	100.00

(1) Includes construction loans.
(2) Includes other secured and unsecured personal loans.

Office property and equipment   Office property and equipment decreased from $18.8 million at June 30, 2008, to $16.9 million at September 30, 2008.  The decrease was due to the transfer of property and equipment of a banking center to assets held for sale depreciation of the Company’s office equipment.

FHLB Stock   The Company’s FHLB stock decreased from $4.3 million at June 30, 2008, to $3.8 million at September 30, 2008.  The decrease was a direct result of the decrease in FHLB advances, which decreases the level of FHLB stock required to be held.

Foreclosed and Repossessed Assets  Foreclosed and repossessed assets increased $9.0 million to $9.9 million at September 30, 2008 compared to $0.9 million at June 30, 2008.  The increase was primarily due to two large commercial real estate relationships consisting of five different projects entering into foreclosure proceedings.  Please refer to “Financial Condition - Non-Performing and Classified Assets” for more detail.

Deferred Tax Asset   The Company’s deferred tax asset increased from $9.9 million at June 30, 2008 to $11.3 million at September 30, 2008.  The increase was primarily due to deferred tax assets related to unrealized losses on available-for-sale securities.

Deposit Liabilities   Deposit liabilities decreased by $64.1 million, to $382.5 million at September 30, 2008, from $446.6 million at June 30, 2008.  The decrease in deposits was largely due to the reclassification of $53.4 million in deposit liabilities of a banking center that were transferred to liabilities held for sale at September 30, 2008 in addition to an overall decline in the average balance of all deposit accounts.  The decease in deposits was partially offset by the Company issuing a $25.0 million brokered certificate of deposit.  The following table sets forth information regarding the Company’s deposit portfolio on the dates indicated.

	September 30, 2008		June 30, 2008
(Dollars in Thousands)	Amount	%	Amount	%
Non-interest-bearing checking	$39,398	10.30	$48,490	10.86
Interest-bearing checking accounts	68,191	17.83	98,410	22.04
Money market accounts	40,292	10.53	54,539	12.21
Savings accounts	20,346	5.32	24,959	5.59
Certificates of deposit	214,249	56.02	220,170	49.30
Total deposits	$382,476	100.00	$446,568	100.00

FHLB Advances and Other Borrowings   The Company’s FHLB advances and other borrowings decreased $3.8 million, to $77.8 million at September 30, 2008, from $81.6 million at June 30, 2008.  The decrease was due to the

Index

transfer of $2.7 million of repurchase agreements to liabilities held for sale and to a decline of overnight FHLB borrowings during the most recent quarter.

Stockholders’ Equity Total stockholders’ equity decreased by $3.8 million from $32.0 million at June 30, 2008, to $28.2 million at September 30, 2008.  The decrease was attributable to the net loss recognized during the most recent quarter and an increase in accumulated other comprehensive loss.  This increase was caused by a decline in the fair value of the Company’s remaining TPS portfolio.  The cash flows of the Company’s TPSs are derived from trust preferred securities and subordinated debt issued by well-diversified pools of banks and thrifts (76%), insurance companies (24%), and REIT/homebuilders (1%).  The Company’s TPS securities are secured through a combination of subordination from lower classes within the TPS structures, as well as over-collateralization of available future contractual cash flows.

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

Non-Performing and Classified Assets   Non-performing assets at September 30, 2008 and June 30, 2008, was $18.6 million.  Non-performing assets as a percentage of total assets increased slightly from 3.30% at June 30, 2008, to 3.39% as of September 30, 2008.  The following table sets forth information regarding non-accrual loans and other non-performing assets at the dates indicated.

(Dollars in Thousands)	September 30, 2008	June 30, 2008
Loans accounted for on a non-accrual basis:
One- to four-family residential	$286	$1,167
Multi-family residential	821	3,230
Non-residential real estate	7,387	11,825
Commercial business	50	1,428
Consumer	211	99
Total non-performing loans	8,755	17,749
Foreclosed and repossessed assets	9,883	873
Total non-performing assets	$18,638	18,622
Restructured loans not included in other non-performing categories above	$5,200	$5,206

Non-performing loans as a percentage of total loans	2.36%	4.29%
Non-performing assets as a percentage of total assets	3.39%	3.30%

As of September 30, 2008, the Company’s adversely classified assets totaled $26.3 million (which includes non-performing loans in the above table) compared to $24.2 million, at of June 30, 2008.  Adversely classified assets include loans rated “Substandard”, “Doubtful”, or “Loss”, as well as foreclosed and repossessed assets.  Although the Company’s classified assets increased, management believes the allowance for loan loss was adequate.

The Company was closely monitoring six classified assets totaling $19.1 million that are included in the $26.3 million total.  These loan relationships were classified “Substandard” as of that date.  The following paragraphs contain a brief discussion of each relationship.

The Company originated a total of $8.5 million of loans to various real estate projects in Des Moines, Iowa that had a common guarantor.  The guarantor has experienced financial difficulties.  As a result cash flow was not

Index

sufficient to service the debt.  As a result, the Company foreclosed on all properties and the relationship was transferred to foreclosed and repossessed assets.  Some properties have been sold which has brought the balance down to $7.6 million. Management does not anticipate a loss on this loan at this time.  However, there can be no assurances.

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

In May 2007, the Company purchased a participation in a $33.0 million loan for construction of a bio-diesel plant in south-eastern Nebraska.  The current balance is $3.2 million.  In February 2008 the Company was notified that the parent company was having financial difficulties and was unable to support this project.  As a result, the plant has not been completed.  The bank group has agreed to allow the borrower to use escrow funds and proceeds from the sale of raw materials in order to complete the project.  Construction was expected to be completed by June of 2008.  The deadline was not met and the bank group decided to start foreclosure proceedings.  Management has classified this loan as “Substandard” and it was placed on non-accrual status.  Management does not anticipate a loss on this loan at this time.  However, there can be no assurances.

In 2007, the Company originated a $2.4 million loan for the construction of commercial properties.  The project is behind schedule due to numerous weather related delays.  Management has classified this loan “Substandard”.  An updated appraisal of this property was received recently.  The value of this property has declined significantly and a $700,000 specific allowance was warranted and recorded during the quarter ended September 30, 2008.

In August 2003, the Company purchased a loan to a garage door company in Colorado.  The Balance at September 30, 2008 was $1.6 million.  Cash flow from the business is not sufficient to service the debt.  The guarantors have injected cash into the business to keep the loan current.  However, recently, the loan has become delinquent.  As a result management has classified this loan as “Substandard”.  The loan remains on accrual status.   Management does not anticipate a loss on this loan at this time.  However, there can be no assurances.

In 2003, the Company originated a $1.3 million loan for development of land in Des Moines, Iowa.  Current principal balance of this loan is $1.1 million.  During the most recent quarter, foreclosure proceedings commenced and it was transferred to foreclosed assets.  Management does not anticipate a loss on this loan at this time.  However, there can be no assurances.

Liquidity and Capital

           The Bank is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC.  The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well-capitalized" institution).  At September 30, 2008, the Bank's regulatory capital exceeded all regulatory minimum requirements, as well as the amount required to be classified as an "adequately-capitalized" institution.  Because the Company is considered “adequately capitalized” the Company can no longer issue brokered certificates of deposit unless the Company receives a waiver from the Federal Deposit Insurance Corporation.  Management believes the Company has sufficient liquidity to meet the funding needs without having to issue brokered certificates of deposit.  The Bank's actual and required capital amounts and ratios as of September 30, 2008, and June 30, 2008, were as follows:

Index

	September 30, 2008
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Tangible capital	$40,181	7.15%	$8,432	1.50%	-	-
Tier 1 leverage (core)	40,181	7.15	22,485	4.00	$28,107	5.00%
Tier 1 risk-based capital	40,181	8.79	18,293	4.00	27,440	6.00
Risk-based capital	44,183	9.66	36,586	8.00	45,733	10.00

	June 30, 2008
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Tangible capital	$41,605	7.23%	$8,628	1.50%	-	-
Tier 1 leverage (core)	41,605	7.23	23,009	4.00	$28,761	5.00%
Tier 1 risk-based capital	41,605	8.94	18,617	4.00	27,925	6.00
Risk-based capital	45,848	9.85	37,233	8.00	46,542	10.00

Should some or all of the Company’s trust preferred collateralized debt obligations become “other than temporarily” impaired, this would reduce regulatory capital and depending on the amount involved, could reduce the Bank’s capital position to “under-capitalized” which would subject the Bank to a number of regulatory sanctions including a prohibition on dividends or other capital distributions restrictions from borrowing from the Federal Reserve System discount window and the requirement to file a capital plan which could require the Bank to shrink its asset size, raise additional equity or other actions to bring the Bank to regulatory capital compliance.

The actual amount of regulatory capital reductions triggered would depend on which securities are determined to be “other than temporarily” impaired, the fair value of those securities at the time that the impairment is determined (prices generally decline on impaired securities) and whether related deferred tax asset would be allowable.  Such amounts could exceed the unrealized loss at September 30, 2008.

On September 18, 2008, the Company entered into a definitive agreement to sell one the Company’s banking centers in Grinnell, Iowa.  The sale is subject to regulatory approval which is expected during the quarter ended December 31, 2008.  Management expects to recognize a pre-tax gain of approximately $5.5 million.  This sale includes the approximate amount of the following assets and liabilities: loans of $26.0 million, other assets of $1.8 million, deposits of $53.4 million and other borrowings (repurchase agreements) of $2.7 million with cash to the buyer of approximately $22.8 million. As a result of this sale, the Company’s anticipates its total risk-based capital to exceed the “well-capitalized” level at December 31, 2008.  The assets and liabilities expected to be sold have been classified as held for sale in the consolidated statement of financial condition as of September 30, 2008.

The Company is also required by OTS regulation to maintain sufficient liquidity to assure its safe and sound operation.  The Company's primary sources of liquidity are deposits obtained through its branch office network, borrowings from the FHLB and other sources, amortization, maturity, and prepayment of outstanding loans and investments, and sales of loans and other assets.  During the three months ended September 30, 2008, the Company used these sources of funds to fund loan commitments, purchase loans, and cover maturing liabilities and deposit withdrawals.  The Company had a total of $42.3 million of loan commitments outstanding as of September 30, 2008.   In addition, at September 30, 2008, the Company had $147.7 million in certificates of deposit, $58.3 million in FHLB advances, and $10.0 million in other borrowings that were scheduled to mature within one year.

Index

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

The following table presents, as of September 30, 2008, the expected future payments of the Bank’s contractual obligations.

	Payments Due in:
(In thousands)	Less than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	Five Years or Greater	Total
FHLB advances	$58,257	$8,000	-	$1,250	$67,507
Other borrowings (1)	9,999	-	$3,000		12,999
Operating lease	142	305	330	258	1,035
Data processing	683	260	30	-	973
Off-balance-sheet (2)	42,334	-	-	-	42,334
Total	$111,415	$8,565	$3,360	$1,508	$124,848

(1)	Includes securities sold under repurchase agreements.
(2)	Includes commitments to extend credit, net of commitments to sell loans.

Off-Balance Sheet Arrangements

In addition to the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and letters of credit.  For the three months ended September 30, 2008, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company’s market risk is primarily comprised of interest rate risk resulting from its core banking activities of lending and deposit taking.  Interest rate risk is the risk that changes in market interest rates might adversely affect the Company’s net interest income or the economic value of its portfolio of assets, liabilities and off-balance-sheet contracts.  Management continually develops and applies strategies to mitigate this risk.  The Company primarily relies on the OTS Net Portfolio Value Model (the “Model”) to measure its susceptibility to interest rate changes.  For various assumed hypothetical changes in market interest rates, the Model estimates the current economic value of each type of asset, liability and off-balance-sheet contract.  The present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts results in a net portfolio value (“NPV”) estimate.  An analysis of the changes in NPV in the event of hypothetical changes in interest rates is presented in the Form 10-K filed by the Company for the fiscal year ended June 30, 2008.  The Company’s NPV ratio after a 200 basis point rate-shock was 7.87% at June 30, 2008, compared to 9.16% at June 30, 2007, as measured by the Model.  As of that date, the Company’s interest rate risk, as measured by the Model, was within the Company’s Asset Liability Policy guidelines and the OTS “level of risk” was reported as “minimal”.  Management does not believe that the Company’s primary market risk exposures and how those exposures were managed during the three months ended September 30, 2008, have changed significantly when compared to the immediately preceding quarter ended June 30, 2008.  However, the

Index

Company’s primary market risk exposure has not yet been quantified at September 30, 2008, and the complexity of the Model makes it difficult to accurately predict results.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended            September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, there have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.  Legal Proceedings

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company's business.  In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s 2008 Annual Report on Form 10-K.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the nine months ended September 30, 2008.

There were no share repurchases during the quarter ended September 30, 2008.

ITEM 3.  Default upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the period covered by this report.

ITEM 5.  Other Information

            (a) Not applicable.

Index

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

FIRST FEDERAL BANKSHARES, INC.

DATE: November 21, 2008	BY:	/s/ Barry E. Backhaus
Barry E. Backhaus
President and Chief Executive Officer

DATE: November 21, 2008	BY:	/s/ Michael S. Moderski
Michael S. Moderski
Senior Vice President, Chief Financial Officer
and Treasurer