Form 10-Q
period 2008-12-31
FIRST FEDERAL BANKSHARES INC
filed 2009-02-23
CIK 1075348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-25509

First Federal Bankshares, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	42-1485449
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

329 Pierce Street, Sioux City, Iowa	51101
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at February 18, 2009
Common Stock, $.01 par value	3,304,471

FIRST FEDERAL BANKSHARES, INC.

INDEX

Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)
	December 31,	June 30,
	2008	2008
ASSETS
Cash and due from banks	$13,456,623	$12,491,282
Interest-bearing deposits in other financial institutions	10,544,000	-
Cash and cash equivalents	$24,000,623	$12,491,282

Securities available-for-sale (amortized cost $95,907,241 and $101,872,241, respectively)	66,153,500	84,229,406
Securities held-to-maturity (fair value $6,241,200 and $7,031,673, respectively)	6,210,866	6,999,724
Mortgage loans held for sale	1,031,785	1,102,250

Loans receivable	369,997,322	413,712,503
Less allowance for loan losses	6,653,933	5,893,793
Net loans	363,343,389	407,818,710

Office property and equipment, net	16,533,746	18,761,786
Federal Home Loan Bank ("FHLB") stock, at cost	5,879,000	4,283,000
Foreclosed and repossessed assets	8,627,789	873,159
Accrued interest receivable	2,463,870	2,534,503
Deferred tax asset	14,639,000	9,870,000
Other assets	14,727,177	16,042,504
Total assets	$523,610,745	$565,006,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit liabilities	$369,746,413	$446,568,327
Advances from FHLB and other borrowings	122,244,241	81,636,814
Advance payments by borrowers for taxes and insurance	760,584	884,437
Accrued interest payable	1,495,159	1,800,967
Accrued expenses and other liabilities	3,492,817	2,124,234
Total liabilities	497,739,214	533,014,779

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 1,000,000 shares; issued none	-	-
Common stock, $.01 par value, authorized 12,000,000 shares; issued 5,068,726 shares	50,651	50,639
Additional paid-in capital	39,554,748	39,505,397
Retained earnings, substantially restricted	33,950,186	32,581,696
Treasury stock, at cost, 1,764,255 shares	(28,535,663)	(28,535,663)
Accumulated other comprehensive (loss)	(18,655,741)	(11,061,834)
Unearned ESOP	(492,650)	(548,690)
Total stockholders’ equity	25,871,531	31,991,545
Total liabilities and stockholders’ equity	$523,610,745	$565,006,324

See Notes to Consolidated Financial Statements.

Index

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
Interest income:
Loans receivable	$5,844,689	$7,402,818	$12,056,747	$14,833,267
Investment securities	1,488,043	1,994,426	2,958,237	4,019,237
Deposits in other financial institutions	376	7,609	890	58,049
Total interest income	7,333,108	9,404,853	15,015,874	18,910,553
Interest expense:
Deposits	2,395,581	3,914,621	4,934,449	8,476,884
Advances from FHLB and other borrowings	541,735	1,288,960	1,181,118	2,152,937
Total interest expense	2,937,316	5,203,581	6,115,567	10,629,821
Net interest income	4,395,792	4,201,272	8,900,307	8,280,732
Provision for loan losses	1,304,806	492,389	2,017,663	513,037
Net interest income after provision for loan losses	3,090,986	3,708,883	6,882,644	7,767,695
Non-interest income (loss):
Service charges on deposit accounts	1,030,883	834,553	2,063,213	1,617,851
Service charges on commercial and consumer loans	41,546	122,854	80,022	220,615
Gain on sale of bank branch offices	5,569,830	-	5,569,830	-
Gain on sale of real estate held for development	-	46,610	-	46,610
Gain (loss) on sale of office property and equipment	(81,257)	321	(81,205)	3,821
Other-than-temporary impairment of investment securities	-	(3,270,594)	(1,799,719)	(3,270,594)
Mortgage banking revenue	166,403	176,995	246,780	370,871
Earnings from bank owned life insurance	147,028	138,119	292,667	274,674
Other income	236,550	265,723	455,261	559,165
Total non-interest income (loss)	7,110,983	(1,685,419)	6,826,849	(176,987)
Non-interest expense:
Compensation and benefits	3,141,479	2,824,927	5,790,310	5,631,128
Office property and equipment	692,169	700,616	1,401,651	1,401,863
Data processing, ATM and debit card transaction costs,and other item processing expense	448,736	416,693	930,539	786,702
Professional, insurance and regulatory expense	468,721	252,170	819,446	507,061
Advertising, donations and public relations	347,153	302,600	569,600	766,325
Communications, postage and office supplies	199,008	224,553	400,866	435,313
Loss on other real estate owned	266,412	14,006	340,366	68,707
Other expense	228,165	212,632	439,912	388,729
Total non-interest expense	5,791,843	4,948,197	10,692,690	9,985,828
Income (loss) before income tax expense (benefit)	4,410,126	(2,924,733)	3,016,803	(2,395,120)
Income tax expense (benefit)	1,533,000	(1,172,000)	938,000	(1,057,000)
Net income (loss)	$2,877,126	$(1,752,733)	$2,078,803	$(1,338,120)

Per share information:
Basic earnings (loss) per share	$0.87	$(0.54)	$0.63	$(0.41)
Diluted earnings (loss) per share	$0.87	$(0.54)	$0.63	$(0.41)

See Notes to Consolidated Financial Statements.

Index

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)
	Six Months
	Ended December 31,
	2008	2007
Capital Stock:
Beginning of year balance	$50,639	$50,604
Restricted shares vested: 1,200 and 2,062 shares, respectively	12	20
End of period balance	50,651	50,624

Additional paid-in capital:
Beginning of year balance	39,505,397	39,230,016
Stock compensation expense	68,241	90,361
Stock appreciation (depreciation) of allocated ESOP shares	(34,357)	39,830
Amortization of employee stock grants	15,479	27,672
Restricted shares vested: 1,200 and 2,062 shares, respectively	(12)	(20)
End of period balance	39,554,748	39,387,859

Retained earnings, substantially restricted:
Beginning of year balance	32,581,696	58,704,525
Adoption of FIN 48	-	180,000
Adoption of SFAS 156	-	79,374
Adoption of EITF 06-04	(710,313)	-
Net income (loss)	2,078,803	(1,338,120)
Dividends paid on common stock: $0.21 per share in 2007	-	(682,395)
End of period balance	33,950,186	56,943,384

Treasury stock, at cost:
Beginning of year balance	(28,535,663)	(26,885,723)
Treasury stock acquired: 87,000 shares in 2007	-	(1,649,940)
End of period balance	(28,535,663)	(28,535,663)

Accumulated other comprehensive (loss):
Beginning of year balance	(11,061,834)	(179,360)
Net change in unrealized losses on securities available-for-sale,net of tax of $5,188,000 and $2,617,000, respectively	(8,722,626)	(4,400,461)
Less reclassification adjustment for net realized losses included in net income,net of tax of $671,000 and $1,220,000, respectively	1,128,719	2,050,594
End of period balance	(18,655,741)	(2,529,227)

Unearned ESOP shares:
Beginning of year balance	(548,690)	(664,840)
ESOP shares allocated	56,040	58,880
End of period balance	(492,650)	(605,960)
Total stockholders' equity	$25,871,531	$64,711,017

See Notes to Consolidated Financial Statements.

Index

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income (loss)	$2,877,126	$(1,752,733)	$2,078,803	$(1,338,120)
Net change in unrealized losses on securities available-for-sale net of tax of $3,132,000, $1,872,000,$5,188,000 and $2,617,000, respectively	(5,265,652)	(3,147,575)	(8,722,626)	(4,400,461)
Less reclassification adjustment for net realized losses included in net income, net of tax of $671,000 for 2008 and $1,220,000 for 2007	-	2,050,594	1,128,719	2,050,594
Total comprehensive (loss)	$(2,388,526)	$(2,849,714)	$(5,515,104)	$(3,687,987)

See Notes to Consolidated Financial Statements.

Index

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)	Six months ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$2,078,803	$(1,338,120)
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Loans originated for sale to investors	(18,952,386)	(33,347,000)
Proceeds from sale of loans originated for sale	18,899,897	33,795,337
Provision for losses on loans	2,017,663	513,037
Depreciation and amortization	582,398	719,553
Provision for deferred taxes	(252,000)	208,000
Equity-based compensation	105,403	216,743
Mortgage banking revenue	(246,780)	(370,871)
Other-than-temporary impairment of investment securities	1,799,719	3,270,594
Gain on sale of bank branch office	(5,569,830)	-
Net (gain) loss on sale of office property and equipment	81,205	(3,821)
Net gain on sale of real estate help for development	-	(46,610)
Amortization of premiums and discounts on loans, mortgage-backed securities and investment securities	225,570	(6,702)
(Increase) in accrued interest receivable	(569,562)	(94,722)
Decrease in other assets	148,884	223,812
(Decrease) in accrued interest payable	(58,029)	(212,627)
Increase (decrease) in accrued expenses and other liabilities	699,948	(24,974)
Increase (decrease) in accrued taxes on income	1,414,014	(1,269,748)
Net cash provided by operating activities	2,404,917	2,231,881
Cash flows from investing activities:
Proceeds from maturities of securities held-to-maturity	784,036	581,560
Purchase of securities available-for-sale	(6,996,021)	-
Proceeds from maturities of securities available-for-sale	11,724,371	8,254,638
Purchase of FHLB stock	(1,596,000)	(1,679,900)
Loans purchased	(1,770,000)	(5,242,000)
Cash effect of bank branch office sales	(20,734,872)	-
Decrease in loans receivable	8,548,006	11,108,283
Proceeds from sale of property and equipment	92,469	3,821
Purchase of office property and equipment	(81,188)	(2,833,387)
Proceeds from sale of foreclosed real estate	2,356,075	235,154
Expenditures on foreclosed real estate	(164,534)	-
Proceeds from sale of real estate held for development	-	804,844
Expenditures on real estate held for development	-	(309,020)
Net cash provided by (used in) investing activities	(7,837,658)	10,923,993
Cash flows from financing activities:
(Decrease) in deposits	(23,611,224)	(56,210,358)
Proceeds from advances from FHLB and other borrowings	103,209,500	85,885,467
Repayment of advances from FHLB and other borrowings	(62,602,073)	(45,428,965)
Net (decrease) in advance payments by borrowers for taxes and insurance	(54,121)	(27,852)
Repurchase of common stock	-	(1,649,940)
Cash dividends paid	-	(682,395)
Net cash provided by (used in) financing activities	16,942,082	(18,114,043)
Net increase (decrease) in cash and cash equivalents	11,509,341	(4,958,169)
Beginning of year	12,491,282	25,738,467
End of year	$24,000,623	$20,780,298

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$6,421,375	$10,842,448
Income taxes paid	-	4,748

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property acquired in settlement of loans	10,216,527	1,742,224

See Notes to Consolidated Financial Statements.

Index

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of presentation

The consolidated financial statements as of and for the three and six month periods ended December 31, 2008 and 2007, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosure normally included in year-end financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to these rules and regulations.  These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes that are included in its Annual Report for the year ended June 30, 2008, filed on Form 10-K.

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

Critical Judgments and Estimates   The Company describes all of its significant accounting policies in Note 1 of the Company's Audited Consolidated Financial Statements in its 2008 Annual Report on Form 10-K.   Particular attention should be paid to the Company’s allowance for losses on loans, “other than temporary” impairment of investment securities, valuation of deferred tax assets, and the fair value of financial instruments, which are considered to be critical accounting policies, and which require significant management judgments and estimates because of the inherent uncertainties surrounding the subjective nature of these areas.  Information on the impact loss allowances and “other than temporary” losses have had on the Company's financial condition and results of operations for the three and six month periods ended December 31, 2008 and 2007, can be found below, in the sections entitled "Results of Operations – Provision for Losses on Loans," “Financial Condition – Non-Performing and Classified Assets,” and "Results of Operations – Other than Temporary Impairment."

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

Index

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

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF 99-20.  This FSP amends the impairment guidance in EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interest That Continue to be Held by a Transferor in Securitized Financial Assets to align it with the impairment guidance within SFAS No. 115 by removing from EITF 99-20 the requirement to place exclusive reliance on market participants’ assumptions about future cash flows when evaluating an asset for “other than temporary” impairment.  Both standards will now require that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due.  FSP EITF 99-20-1 is effective for interim and annual reporting periods ending December 15, 2008.

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

Index

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Basic earnings (loss) per share computation:
Net income (loss)	$2,877,126	$(1,752,733)	$2,078,803	$(1,338,120)
Weighted average common shares outstanding	3,304,471	3,236,718	3,304,471	3,248,309
Basic earnings (loss) per share	$0.87	$(0.54)	$0.63	$(0.41)

Diluted earnings (loss) per share computation: (1)
Net income (loss)	$2,877,126	$(1,752,733)	$2,078,803	$(1,338,120)
Weighted average common shares outstanding	3,304,471	3,236,718	3,304,471	3,248,309
Incremental option and recognition and retention plan shares using treasury stock method	-	-	-	-
Diluted shares outstanding	3,304,471	3,236,718	3,304,471	3,248,309
Diluted earnings (loss) per share	$0.87	$(0.54)	$0.63	$(0.41)

(1)
Common shares issuable upon exercise of options and vesting of recognition and retention plan shares have not been included in the computation for the three months and six months ended December 31, 2008 because their inclusion would have had an antidilutive effect.

Note 6.  Dividends

No cash dividends were paid during the three months ended December 31, 2008.

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

Financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008 are as follows:

Index

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale	$66,153,500	-	$37,869,868	$28,283,632
Mortgage servicing rights	499,267	-	-	499,267

The following table presents the changes in securities available-for-sale with significant unobservable inputs (Level 3) for the three months and six months ended December 31, 2008:

	Three Months	Six Months
Beginning balance at October 1, 2008 and July 1, 2008, respectively	$34,426,616	$39,437,752
Total losses:
Included in earnings	-	(1,799,719)
Included in other comprehensive (loss)	(6,142,984)	(9,354,401)
Ending balance	$28,283,632	$28,283,632

The following table presents the changes in mortgage servicing rights with significant unobservable inputs (Level 3) for the three months and six months ended December 31, 2008:

	Three Months	Six Months
Beginning balance at October 1, 2008 and July 1, 2008, respectively	$626,008	$676,634
Total losses:
Included in earnings	$(126,741)	$(177,367)
Ending balance	$499,267	$499,267

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models or obtained from third parties that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value, or the lower of the cost or fair value.  These adjustments may include unobservable parameters.  Any such valuation adjustments have been applied consistently over time.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values as of December 31, 2008.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  One of the more subjective inputs to fair value in inactive markets is the risk-adjusted discount rate utilized in the fair value calculation.  Management has used risk-adjusted discount rates reflecting the current illiquid markets over the expected life of the securities, which we believe is appropriate yet conservative.

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

In certain cases, where the pricing service cannot obtain fair values and/or there is limited activity or less transparency around inputs to the valuation, investment securities are classified within level 3 of the valuation hierarchy.  Upon adoption of SFAS 157 on July 1, 2008, the Company has classified trust preferred collateralized debt obligations with a total fair value of approximately $34.4 million and $28.3 million at September 30, 2008 and

Index

December 31, 2008, respectively as level 3.  Because the market is inactive for these securities, observable market data was not available.  The fair value of these securities was determined by discounting the expected cash flows over the life of the security.  The discount rate was determined by observing discount rates of similar rated financial corporate debt securities as published by third party broker/dealers.  Adjustments to this discount rate were made for illiquidity and credit risk.

Mortgage Servicing Rights   The fair value of mortgage servicing rights are determined by an independent valuation service.  The valuation service utilizes discounted cash flow modeling techniques, which consider observable data that includes consensus prepayment speeds and the predominant risk characteristics of the underlying loans including loan type, note rate and loan term.

Certain assets are measured at fair value on a nonrecurring basis, that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a nonrecurring basis as of December 31, 2008 were as follows:

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans receivable	$5,697,318	-	-	$5,697,318

The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell.  The fair value of collateral was determined based on appraisals.  In some cases, adjustments were made to the appraised values due to various factors including the age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.  Specific reserves were calculated for impaired loans with an aggregate principal balance of $7.5 million during the quarter ended December 31, 2008.  The collateral underlying these loans had a fair value of $5.7 million less estimated costs to sell of $540,000, resulting in a specific reserve in the allowance for loan losses of $2.4 million.

Note 8.  “Other than Temporary” Impairment on Investment Securities

The investment portfolio (except for those securities accounted for under FSP EITF 99-20-1 – see the following paragraph) is evaluated quarterly for other-than-temporary declines in the market value of individual investment securities.  Consideration is given to the length of time and the extent to which fair value has been less than cost, the financial condition and near term prospects of the issuer, the investment rating of the security, the expected cash flows, the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value, and other factors.  Generally, no one factor is considered presumptive or determinative, but rather all factors are considered based on their relative weighting.  As these factors and considerations change, the assessment of other-than-temporary impairment is reconsidered, which may result in additional securities being considered other-than-temporarily impaired in future periods.

The Company holds certain securities which are accounted for under FSP EITF 99-20 - 1 Amendments to the Impairment Guidance of EITF 99-20.  Under FSP EITF 99-20-1, these securities are evaluated for “other than temporary” impairment using a method which compares the present value of the estimated cash flows at the balance sheet date to those at the date of purchase (or previous impairment date, if applicable).  The discount rate used is assumed to be the discount rate used at the time of purchase.  If the present value of the cash flows at the balance sheet date is less than the purchase date, “other than temporary” impairment is deemed to have occurred and a charge to earnings is recorded to write down the security to market value at the balance sheet date.  The write down of the asset is recorded as a discount.

The Company recognized $1.8 million in “other than temporary” impairment charges for the six months ended December 31, 2008.  The “other than temporary” impairment charge related to six trust-preferred pooled securities that

Index

the Company owns.   Two bonds with an original par value of $6.0 million were downgraded from investment grade status to non-investment grade status during the six months ended December 31, 2008,  resulting in an “other than temporary” impairment charge of $0.2 million for the six months ended December 31, 2008.  Two bonds with an original par value of $6.0 million incurred a $1.0 million “other than temporary” charge for the six months ended December 31, 2008 due to differences between the expected cash flow and the cash flow that a current market participant would use to evaluate these securities as required by EITF 99-20.  In that analysis, the Company assumed that the default rates of the underlying collateral would be similar to the default rates experienced in the savings and loan crisis (1988 through 1992) and then declining to a historical default rate which includes the aforementioned five years.  If actual default rates are less than the aforementioned scenario, the cash flows of the security will increase and may equal what was expected when the security was purchased.  Two securities with an original par value of $4.0 million incurred an “other than temporary charge” of $0.6 million for the six months ended December 31, 2008.  This “other than temporary” impairment charge was a result of the Office of Thrift Supervision (“OTS”) concluding these two securities are over the loans to one borrower limit and the Company has agreed to sell the portion of the securities that is over the loans to one borrower limit when liquidity returns to the marketplace.  Since the Company does not have the ability to hold these securities until market value recovery an “other than temporary” impairment charge was recognized.

 For further discussion, please refer to Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations “Financial Condition – Securities Available-for-Sale and Held-to-Maturity” and “Financial Condition – Stockholders’ Equity.”

Note 9.  Non-Performing Assets

Non-performing assets at December 31, 2008 increased slightly to $19.8 million as compared to $18.6 million at June 30, 2008.  Non-performing assets as a percentage of total assets increased slightly from 3.30% at June 30, 2008, to 3.79% as of December 31, 2008.  The increase in non-performing assets is due to a $3.0 million loan for the purpose of developing residential lots in Minnesota, partially offset by payoffs of non-accrual loans and the disposition of foreclosed and repossessed assets during the current quarter.  The following table sets forth information regarding non-accrual loans and other non-performing assets at the dates indicated.

(Dollars in Thousands)	December 31, 2008	June 30, 2008
Loans accounted for on a non-accrual basis:
One- to four-family residential	$1,257	$1,167
Multi-family residential	-	3,230
Non-residential real estate	9,336	11,825
Commercial business	480	1,428
Consumer	144	99
Total non-performing loans	11,217	17,749
Foreclosed and repossessed assets	8,628	873
Total non-performing assets	$19,845	18,622
Restructured loans not included in other non-performing categories above	$5,054	$5,206

Non-performing loans as a percentage of total loans	3.03%	4.29%
Non-performing assets as a percentage of total assets	3.79%	3.30%

Note 10.  Bank Branch Office Sale

On December 15, 2008, the Company sold its banking center in Grinnell, Iowa to another financial institution.  Assets sold at book value totaled $27.4 million.  The purchaser assumed liabilities that totaled $53.7 million and paid a 10.58% premium, or $5.6 million, on deposit balances totaling $52.7 million.

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

Results of Operations

Quarter Overview   The Company’s net income for the three months ended December 31, 2008, was $2.9 million or $0.87 per diluted share compared to a net loss of $1.8 million or $0.54 per diluted share in the same period last year.  These amounts represent an annualized return on average assets (“ROA”) of 2.10% and -1.12%, respectively, and an annualized return on average equity (“ROE”) of 38.53% and -10.23%, respectively.

The increase in net income for the three months ended December 31, 2008, as compared to the three months ended December 31, 2007, was due to an $8.8 million increase in non-interest income and a $195,000 increase in net interest income.  These developments were partially offset by an $844,000 increase in non-interest expense, an $813,000 increase in provision for loan losses, and a $2.7 million increase in income tax expense.

Six Month Overview   The Company’s net income for the six months ended December 31, 2008, was $2.1 million or $0.63 per diluted share, compared to a net loss of $1.3 million or $0.41 per diluted share in the same period last year.   These amounts represent an ROA of 0.75% and -0.43%, respectively, and an ROE of 13.25% and -3.88%, respectively.

The increase in net income for the six months ended December 31, 2008, as compared to the same period a year ago was due to a $7.0 million increase in non-interest income and a $619,000 increase in net interest income.  These developments were partially offset by a $707,000 increase in non-interest expense, a $1.5 million increase in provision for loan losses, and a $2.0 million increase in income tax expense.

The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of net income during the three and six month periods ended December 31, 2008.

Net Interest Income Net interest income for three-month period ended December 31, 2008, was $4.4 million compared to $4.2 million for the three-month period ended December 31, 2007.  The net interest margin improved 73 basis points to 3.75% for the three months ended December 31, 2008, from 3.02% for the three months ended December 31, 2007.  For the six-month period ended December 31, 2008, net interest income was $8.9 million compared to $8.3 million for the six-month period ended December 31, 2007.  The net interest margin improved 75 basis points to 3.71% for the six months ended December 31, 2008, from 2.96% for the six months ended December 31, 2007.  The increase in margin for both periods was due to a generally lower interest rate environment that decreased the cost of the Company’s interest-bearing liabilities faster than the yields on interest-earning assets.  The margin improvement was partially offset by a decrease in the Company’s average interest-earning assets.

The following tables set forth information regarding the average balances of the Company’s assets, liabilities, and equity, as well as the average yield on assets and average cost of liabilities for the periods indicated.  The information is based on daily average balances during the three-month and six-month periods ended December 31, 2008 and 2007.

Index

	Three months ended December 31,
	2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (1)	$393,040	$5,845	5.90%	$434,846	$7,403	6.75%
Investment securities (2)	87,411	1,488	6.93%	127,477	1,994	6.35%
Deposits in other financial institutions	5,544	-	0.03%	745	8	4.05%
Total interest-earning assets	485,995	7,333	6.02%	563,068	9,405	6.66%
Non-interest-earning assets	61,906			64,322
Total assets	$547,901			$627,390
Interest-bearing liabilities:
Deposit liabilities	$372,378	2,395	2.55%	$411,313	3,915	3.78%
Borrowings	98,807	542	2.18%	100,438	1,289	5.09%
Total interest-bearing liabilities	471,185	2,937	2.47%	511,751	5,204	4.03%
Non-interest-bearing:
Deposit liabilities	41,898			42,958
Other liabilities	4,947			5,268
Total liabilities	518,030			559,977
Stockholders’ equity	29,871			67,413
Total liabilities and stockholders' equity	$547,901			$627,390
Net interest income		$4,396			$4,201
Interest rate spread			3.55%			2.63%
Net interest margin (3)			3.75%			3.02%
Ratio of average interest-earning assets to average interest-bearing liabilities			103.14%			110.03%

(1)	Average balances include nonaccrual loans and loans held for sale. Interest income includes amortization of deferred loan fees, which is not material.
(2)	Investment securities income is presented without the benefit of the tax effect of tax exempt income; yields are presented on a tax-effected basis.
(3)	Net interest margin represents net interest income, tax-effected, as a percentage of average earning assets.

Index

	Six months ended December 31,
	2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (1)	$400,049	$12,057	5.98%	$433,268	$14,834	6.79%
Investment securities (2)	90,944	2,958	6.62%	129,913	4,019	6.28%
Deposits in other financial institutions	2,788	1	0.06%	2,326	58	4.95%
Total interest-earning assets	493,781	15,016	6.06%	565,507	18,911	6.66%
Non-interest-earning assets	58,086			63,303
Total assets	$551,867			$628,810
Interest-bearing liabilities:
Deposit liabilities	$381,434	4,935	2.57%	$430,716	8,477	3.90%
Borrowings	90,489	1,181	2.59%	83,126	2,153	5.14%
Total interest-bearing liabilities	471,923	6,116	2.57%	513,842	10,630	4.10%
Non-interest-bearing:
Deposit liabilities	43,929			42,680
Other liabilities	4,623			5,383
Total liabilities	520,475			561,905
Stockholders’ equity	31,392			66,905
Total liabilities and stockholders' equity	$551,867			$628,810
Net interest income		$8,900			$8,281
Interest rate spread			3.49%			2.56%
Net interest margin (3)			3.71%			2.96%
Ratio of average interest-earning assets to average interest-bearing liabilities			104.63%			110.05%
(1)	Average balances include nonaccrual loans and loans held for sale. Interest income includes amortization of deferred loan fees, which is not material.
(2)	Investment securities income is presented without the benefit of the tax effect of tax exempt income; yields are presented on a tax-effected basis.
(3)	Net interest margin represents net interest income, tax-effected, as a percentage of average earning assets.

Provision for Losses on Loans The provision for loan losses for the three months ended December 31, 2008, was $1.3 million as compared to $492,000 for the quarter ended December 31, 2007.  For the six months ended December 31, 2008, the provision for loan losses increased to $2.0 million from $513,000 during the same time period last year.  The increase was primarily due to the Company recognizing a specific allowance of $785,000 on a loan for the development of residential properties in Minnesota.  The project is behind schedule and an appraisal that was received during the most recent quarter showed that the property has suffered a significant decrease in the value of the project.  As a result, a specific allowance was warranted.

The Company’s allowance for loan losses totaled $6.7 million as of December 31, 2008, compared to $2.1 million as of December 31, 2007.  The Company’s methodology for establishing allowance for loan loss is heavily influenced by the level of the Company’s non-performing and classified loans.  Non-performing loans and classified assets have increased over the last year due to the well-publicized difficulties in the overall markets for commercial and residential real estate.  Although management believes that the Company’s present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Company’s results of operations.  For additional discussion, refer to “Financial Condition – Non-Performing and Classified Assets.”

The following table summarizes the activity in the Company’s allowance for loan losses for the three and six months ended December 31, 2008 and 2007.

Index

	Three months ended		Six months ended
	December 31,		December 31,
(Dollars in Thousands)	2008	2007	2008	2007
Balance at beginning of period	$5,487	$1,743	$5,894	$1,797
Provision for loan losses	1,305	492	2,018	513
Charge-offs:
Commercial real estate loans	-	(182)	(221)	(182)
Commercial business loans	-	(15)	(860)	(71)
Consumer loans	(158)	(33)	(220)	(79)
Total loans charged-off	(158)	(230)	(1,301)	(332)
Recoveries	20	51	43	78
Charge-offs, net of recoveries	(138)	(179)	(1,258)	(254)
Balance at end of period	$6,654	$2,056	$6,654	$2,056

Allowance for loan losses to total loans	1.80%	0.47%	1.80%	0.47%
Allowance for loan losses to non-performing loans	59.32%	68.81%	59.32%	68.81%
Net annualized charge-offs to average loans outstanding	0.14%	0.16%	0.63%	0.12%

Non-Interest Income   Excluding “other than temporary” write downs, non-interest income totaled $7.1 million for the three months ended December 31, 2008, compared to $1.6 million during the same period in 2007.  For the six months ended December 31, 2008, non-interest income totaled $8.6 million compared to $3.1 million for the six month period ended December 31, 2007.  The following paragraphs discuss the principal components of non-interest income and the primary reasons for the changes from 2007 to 2008.
.
Service Charges on Deposit Accounts   Service charges on deposits increased $200,000 to $1.0 million for the three month period ended December 31, 2008, as compared to the same period in the previous year.  For the six months ended December 31, 2008, service charges on deposit accounts totaled $2.1 million as compared to $1.6 million for the six months ended December 31, 2007.  The increase was due to a higher level of overdraft and interchange fees collected on debit card transactions.  The higher level of fees collected was primarily due to a significant increase in the number of checking accounts opened over the last year.

Service Charges on Commercial and Consumer Loans   Service charges on commercial and consumer loans decreased $81,000 to $42,000 for the three month period ended December 31, 2008, as compared to the same period in the previous year.  For the six months ended December 31, 2008, service charges on loans decreased $141,000 to $80,000.  The decrease was primarily due to a reduction in the collection of prepayment penalties on commercial and commercial real estate loans during the current periods as compared to the previous periods.

Gain of Sale of Bank Branches On December 15, 2008, the Bank completed the sale of its Grinnell, Iowa, branch office to Lincoln Savings Bank. As a result of this transaction, the Bank recognized a gain on sale of $5.6 million.

“Other than Temporary” Impairment   The Company’s “other than temporary” impairment charges for the three months ended December 31, 2008, were zero compared to $3.3 million for the three months ended December 31, 2007.  For the six months ended December 31, 2008, “other than temporary” impairment charges were $1.8 million compared to $3.3 million for the six months ended December 31, 2007.  The “other than temporary” impairment charge for the six month period ended December 31, 2008, is related to six trust-preferred pooled securities that the Company owns.   Two bonds with an original par value of $6.0 million were downgraded from investment grade status to non-investment grade status during fiscal year 2008 resulting in an “other than temporary” impairment charge of $0.2 million for the six months ended December 31, 2008.  Two bonds with an original par value of $6.0 million incurred a $1.0 million “other than temporary” charge due to differences between the expected cash flow and the cash flow that a current market participant would use to evaluate these securities as required by FSP EITF 99-20-1.  In that analysis, the Company assumed that the default rates of the underlying collateral would be similar to the default rates experienced in the savings and loan crisis (1988 through 1992) and then declining to a historical default rate which includes the aforementioned five years.  If actual default rates are less than the aforementioned scenario, the cash flows of the security will increase and may equal what was expected when the security was purchased.  Two securities with an original par value of $4.0 million incurred an “other than temporary charge” of $0.6 million for the six months

Index

ended December 31, 2008.  This “other than temporary” impairment charge was a result of the Office of Thrift Supervision (“OTS”) concluding these two securities are over the loans to one borrower limit and the Company has agreed to sell the portion of the securities that is over the loans to one borrower limit when liquidity returns to the marketplace.  Since the Company does not have the ability to hold these securities until market value recovery an “other than temporary” impairment charge was recognized.  Please refer to “Financial Condition - Securities Available-for-Sale and Held-to-Maturity” for more information.

Mortgage Banking Revenue   Mortgage banking revenue consists of gain on sale, collection of loan fees, and mortgage servicing income.  Mortgage banking revenue declined to $166,000 for the three months ended December 31, 2008, from $177,000 for the three months ended December 31, 2007.  For the six months ended December 31, 2008, mortgage banking revenue declined to $247,000 from $371,000 for the six months ended December 31, 2007.  These decreases were due to declines in the market value of the Company’s mortgage servicing portfolio during the respective periods due to a falling interest rate environment.  These declines were partially offset by an increase in fixed rate mortgage origination volumes also due to the overall decline in market interest rates.

Earnings from Bank Owned Life Insurance   Earnings from bank owned life insurance increased $9,000 to $147,000 for the three months ended December 31, 2008.  For the six months ended December 31, 2008, earnings for bank owned life insurance increased $18,000 to $293,000 from $275,000 during the same period last year.  These changes were attributable to an increase in the investment yield of the underlying insurance policies.

Other Income Other income decreased $29,000 to $237,000 during the three month period ended December 31, 2008, as compared to the same period in the previous year. For the six months ended December 31, 2008, other income declined to $455,000 from $559,000 for the six months ended December 31, 2007. The change was primarily due to a decrease in sales of the Company’s fixed annuity and mutual funds.

Non-Interest Expense Non-interest expense for the three months ended December 31, 2008, was $5.8 million compared to $4.9 million for the three months ended December 31, 2007. For the six months ended December 31, 2008, non-interest expense totaled $10.7 million compared to $10.0 million for the same period a year ago. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for the changes from 2007 to 2008.

Personnel Expense    Compensation and employee benefits was $3.1 million for the three months ended December 31, 2008, compared to $2.8 million for the three months ended December 31, 2007.  The increase in compensation and benefit expense was partially attributed to one time costs associated with a reorganization plan that was implemented during the current quarter.  The reorganization reduced the full time equivalent employees by approximately 15% and management anticipates a savings of approximately $2.0 million a year.

Office Property and Equipment   Office property and equipment expense decreased $8,000 to $692,000 for the three months ended December 31, 2008, as compared to the same period in the previous year.  For the six months ended December 31, 2008 and 2007, office property and equipment expense totaled $1.4 million.

Data Processing, ATM and Debit Card Transaction Costs, and Other Item Processing Expense     Data processing, ATM and debit card transaction costs increased to $449,000 for the three months ended         December 31, 2008, from $417,000 for the three months ended December 31, 2007.    For the six months ended December 31, 2008, data processing, ATM and debit card transaction costs increased to $931,000 from $787,000 for the six months ended December 31, 2007.  This increase was partially due to the increased number of new checking accounts opened during the last twelve months as compared to the previous year.  In addition, the Company has been successful at increasing the number of internet and mobile banking users and the number of debit card transactions has increased.  As a result, processing costs to service these channels have increased as compared to the previous year.

Professional, Insurance, and Regulatory   Professional, insurance and regulatory expense for the three months ended December 31, 2008, increased to $469,000 from $252,000 for the same period a year ago.  For the six months ended December 31, 2008, professional, insurance, and regulatory expense increased $313,000 to $819,000 as compared to the six months ended December 31, 2007.  The increase in expense for both periods is primarily due to costs incurred from clarifications of “mark-to-market” or “fair value” accounting rules and consulting costs associated with the sale of the Grinnell, Iowa branch.

Index

Advertising, Donations, and Public Relations   Expenses related to advertising, donations and public relations increased to $347,000 for the three months ended December 31, 2008, from $303,000 for the three months ended December 31, 2007.  The increase was primarily due to an increase in donations and public relation expense during the current quarter as compared to the same time frame a year ago.  For the six months ended December 31, 2008, advertising, donations and public relations expense decreased to $570,000 from $766,000 for the six months ended December 31, 2007.  The decrease in expense was due to non-recurring costs related to the Bank’s name change that occurred in the previous year.

Communication, Postage, and Office Supplies   Communications, postage, and office supplies expense decreased by $26,000 from $225,000 for the three months ended December 31, 2007, to $199,000 for the three months ended December 31, 2008.  For the six months ended December 31, 2008, communication postage and office supply expense decreased $34,000 to $401,000 as compared to last year.   These decreases were primarily due to costs associated with the Bank’s name change that occurred in the previous year.  In addition, the Company has been successful in switching the delivery of account statements from paper to electronic delivery.

Loss on other real estate owned   Loss on other real estate owned increased to $266,000 for the three months ended December 31, 2008, compared to $14,000 for the three months ended December 31, 2007.  For the six months ended December 31, 2008, loss on other real estate owned totaled $340,000 compared to $69,000 for the six months ended December 31, 2007.  The increase in expense was due to an overall decline in real estate market values on properties the Company has received in foreclosure.

Other Non-Interest Expense   Other non-interest expense increased from $213,000 for the three months ended December 31, 2007, to $228,000 for the three months ended December 31, 2008.  For the six months ended December 31, 2008, other expense increased to $440,000 compared to $389,000 for the six months ended December 31 2007.  This increase was due to costs incurred by the Company to dispose of foreclosed property.

Income Tax Expense (Benefit) Income tax expense for the three months ended December 31, 2008, was $1.5 million compared to income tax benefit of $1.2 million for the three months ended December 31, 2007.   For the six months ended December 31, 2008, income tax expense was $938,000 compared to income tax benefit of $1.1 million for the six months ended December 31, 2007.  The income tax expense or (benefit) for the three months ended December 31, 2008 and 2007, represented 35% and (40%) of pre-tax income (loss), respectively.  The income tax expense or (benefit) for the six months ended December 31, 2008 and 2007 represented 31% and (44%) of pre-tax income (loss), respectively.  The effective tax rate decreased primarily due to tax exempt income becoming a larger percentage of pretax income.

Financial Condition

Overview Total assets decreased by $41.4 million or 7%, to $523.6 million at December 31, 2008, from $565.0 million at June 30, 2008.  On December 15, 2008, the Company completed the sale of its Grinnell, Iowa branch (“Branch”) to Lincoln Savings Bank.  Lincoln Savings Bank purchased at book value: the Branch, including equipment, furniture and fixtures associated with the Branch; the loans associated with the Branch; and the Bank's ATM located at Grinnell College.  As of the closing date these assets totaled $27.4 million.  In addition, Lincoln Savings Bank assumed certain liabilities; primarily, the deposits housed at the Branch, and paid a 10.58% premium, or $5.6 million, on $52.7 million in deposits.  As of the closing date, the liabilities assumed by Lincoln Savings Bank totaled $53.7 million.

Securities Available-for-Sale and Held-for-Investment    Total securities decreased by $18.9 million to $72.4 million at December 31, 2008, from $91.2 million at June 30, 2008.  The decrease was primarily due to the decline in market value of the Company’s trust preferred Collateralized Debt Obligations (“CDOs”).  Trust preferred CDOs represent a participation interest in a pool of trust preferred debt or subordinated notes of banks, thrifts, insurance companies and REITS.  As of December 31, 2008, the collateral of the CDOs purchased by the Company are approximately 76% bank, 24% insurance companies, and less than one percent was either homebuilders or real estate investment trusts (“REITS”).  Investments were generally rated “A” or “triple-B” by independent rating agencies at the time of purchase.

Index

Federal law and regulation generally permit the Bank to invest up to 35% of its assets in commercial paper and corporate debt securities. Notwithstanding this investment limit, guidance issued by the Office of Thrift Supervision ("OTS") imposes lower limits on such investments.  The Company was advised by the OTS that the aggregate amount of the Company's portfolio of trust-preferred pooled securities exceeds OTS regulatory guidelines. The Company filed a plan with the OTS on May 15, 2008, to come into compliance with such regulatory guidelines and the timeframe for doing so.  As part of such plan, the Company asked the OTS’ approval to allow the Company to retain such securities, notwithstanding the regulatory guidelines. On September 25, 2008, the Company received a letter from the OTS that stated the OTS had no objection to the Company’s plan.  However, the OTS did conclude two bonds were in excess of the OTS’ loans to one borrower limit (LTOB).  As a result, the Company classified the portion over the LTOB limit as “other than temporarily impaired” at September 30, 2008 due to a lack of ability by the Company to hold these securities to maturity and/or forecasted recovery.  The Company intends to sell these two securities over the LTOB limit when liquidity returns to the market place.  Please refer to “Results of Operations – Other than Temporary Impairment,” above, and “Financial Condition – Stockholders’ Equity,” below, for additional discussion relating to the Company’s trust-preferred securities (“TPSs”) portfolio.

The table below sets forth information regarding the Company’s trust preferred collateralized debt obligations at December 31, 2008.

Issuer	Original Rating Moodys/Fitch	Current Rating Moodys/Fitch	Payment in Kind (1)	Amortized Cost	Market Value	Unrealized Gain/(Loss)	OTTI charge for six months ended December 31, 2008
TPS considered "other than temporarily" impaired:
Security A	Baa2/BBB	Ba1/BBB	No	$429,816	$420,000	(9,816)	219,816
Security B (2)	A3/A-	Baa3/A-	Yes	781,848	781,848	-	240,776
Security C (2)	A3/A-	Baa1/A-	Yes	1,492,283	1,492,283	-	311,607
Security D	NR/BBB	NR/BBB	Yes	478,160	471,207	(6,953)	97,901
Security E	NR/BBB	NR/BBB	Yes	2,029,906	1,040,826	(989,080)	894,619
Security F	NR/BBB	NR/CCC	Yes	590,000	590,000	-	35,000

TPS not considered "other than temporarily" impaired:
Security B	A3/A-	Baa3/A-	Yes	7,300,000	3,731,341	(3,568,659)
Security C	A3/A-	Baa1/A-	Yes	7,300,000	3,277,699	(4,022,301)
Security I	A2/A	A2/A	No	5,969,817	3,747,498	(2,222,319)
Security J	A2/A	A2/A	No	1,977,336	1,381,993	(595,343)
Security K	A3/A-	Baa1/A	Yes	1,983,791	674,024	(1,309,767)
Security L	NR/BBB	NR/BBB	Yes	5,157,781	1,694,457	(3,463,324)
Security M	A3/A-	A3/A-	No	4,953,605	3,269,380	(1,684,225)
Security N	NR/BBB	NR/BBB	Yes	3,003,586	901,076	(2,102,510)
Security O	NR/BBB	NR/BBB	No	5,000,000	2,050,000	(2,950,000)
Security P	A3/A-	Baa2/A-	No	6,000,000	2,760,000	(3,240,000)
				$54,447,929	$28,283,632	$(26,164,297)	$1,799,719

(1) The structure of these securities allows for payment in kind or the capitalization of interest to principal.
(2) Portion of the security that is over the Bank's Loans to One Borrower Limit.

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of individual investment securities.  Consideration is given to the length of time and the extent to which fair value has been less than cost, the financial condition and near term prospects of the issuer, the investment rating of the security, the expected cash flows, the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value, and other factors.  Generally, no one factor is considered presumptive or determinative, but rather all factors are considered based on their relative weighting.  As these factors and

Index

considerations change, the assessment of other-than-temporary impairment is reconsidered, which may result in additional securities being considered other-than-temporarily impaired in future periods.

Loans Receivable  Loans receivable decreased by $43.7 million to $370.0 million as of December 31, 2008, from $413.8 million at June 30, 2008.  The decrease is partially attributable the aforementioned sale of the branch in Grinnell, Iowa.    The following table sets forth information regarding the Company’s loan portfolio, by type of loan, on the dates indicated.

	December 31, 2008		June 30, 2008
(Dollars in Thousands)	Amount	%	Amount	%
One- to four-family residential (1)	$92,926	25.59	$111,933	27.45
Multi-family residential (1)	36,818	10.13	40,451	9.92
Non-residential real estate (1)	112,244	30.89	132,794	32.56
Commercial business loans	53,859	14.82	62,217	15.26
Home equity and second mortgage loans	30,931	8.51	33,003	8.09
Auto loans	4,771	1.31	4,648	1.14
Other non-mortgage loans (2)	38,182	10.51	28,700	7.04
Loans in process, unearned discounts and premiums,and net deferred loan fees and costs	266	0.07	(33)	(0.01)
Subtotal	369,997	101.83	413,713	101.45
Allowance for loan losses	(6,654)	(1.83)	(5,894)	(1.45)
Total loans, net	$363,343	100.00	$407,819	100.00

(1) Includes construction loans.
(2) Includes other secured and unsecured personal loans.

Office property and equipment Office property and equipment decreased from $18.8 million at June 30, 2008, to $16.5 million at December 31, 2008. The decrease is primarily attributable the aforementioned sale of the branch in Grinnell, Iowa and depreciation of the Company’s office equipment.

FHLB Stock The Company’s FHLB stock increased from $4.3 million at June 30, 2008, to $5.9 million at December 31, 2008. The increase was a direct result of the increase in FHLB advances, which increases the level of FHLB stock required to be held.

Foreclosed and Repossessed Assets Foreclosed and repossessed assets increased to $8.6 million at December 31, 2008 compared to $0.9 million at June 30, 2008. The increase was primarily due to two large commercial real estate relationships consisting of five different projects entering into foreclosure proceedings. However, the amount of foreclosed and repossessed assets decreased from the prior quarter. At September 30, 2008, foreclosed and repossessed assets were $9.9 million. Please refer to “Financial Condition - Non-Performing and Classified Assets” for more detail.

Deferred Tax Asset The Company’s deferred tax asset increased from $9.9 million at June 30, 2008 to $14.6 million at December 31, 2008. The increase was primarily due to deferred tax assets related to unrealized losses on available-for-sale securities.

Deposit Liabilities Deposit liabilities decreased by $76.8 million, to $369.7 million at December 31, 2008, from $446.6 million at June 30, 2008. The decrease in deposits was largely due to the aforementioned sale of the branch in Grinnell, Iowa. In addition, there was an overall decline in the average balance of all deposit accounts.

Index

	December 31, 2008		June 30, 2008
(Dollars in Thousands)	Amount	%	Amount	%
Non-interest-bearing checking	$40,452	10.94	$48,490	10.86
Interest-bearing checking accounts	71,941	19.46	98,410	22.04
Money market accounts	36,441	9.86	54,539	12.21
Savings accounts	20,530	5.55	24,959	5.59
Certificates of deposit	200,382	54.19	220,170	49.30
Total deposits	$369,746	100.00	$446,568	100.00

FHLB Advances and Other Borrowings The Company’s FHLB advances and other borrowings increased $40.6 million, to $122.2 million at December 31, 2008, from $81.6 million at June 30, 2008. The increase was due to increased borrowings to assist in the funding of Grinnell, Iowa branch sale.

Stockholders’ Equity Total stockholders’ equity decreased by $6.1 million from $32.0 million at June 30, 2008, to $25.9 million at December 31, 2008. The decrease was attributable to an increase in accumulated other comprehensive loss partially offset by an increase in retained earnings. The increase in accumulated other comprehensive loss was caused by a decline in the fair value of the Company’s remaining TPS portfolio. The cash flows of the Company’s TPSs are derived from trust preferred securities and subordinated debt issued by well-diversified pools of banks and thrifts (76%), insurance companies (24%), and REIT/homebuilders (1%). The Company’s TPS securities are secured through a combination of subordination from lower classes within the TPS structures, as well as over-collateralization of available future contractual cash flows.

Continued volatility in the market value for the Company’s investment portfolio, whether caused by changes in market perceptions of credit risk or actual defaults in the Company’s investment portfolio, could result in significant fluctuations in the value of these securities. This could have a material adverse impact on the Company’s accumulated other comprehensive loss and stockholders’ equity depending on the direction of the fluctuations. Furthermore, future downgrades or defaults in the Company’s investment portfolio could result in future classifications of these securities as “other than temporarily impaired”. This could have a material adverse impact on the Company’s future earnings, stockholders’ equity, and regulatory capital.

Non-Performing and Classified Assets Non-performing assets at December 31, 2008, increased slightly to $19.8 million as compared to $18.6 million at June 30, 2008. Non-performing assets as a percentage of total assets increased slightly from 3.30% at June 30, 2008, to 3.79% as of December 31, 2008. The increase in non-performing assets is due to a $3.0 million loan for the purpose of developing residential lots in Minnesota partially offset by payoffs of non-accrual loans and the disposition of foreclosed and repossessed assets during the current quarter. The following table sets forth information regarding non-accrual loans and other non-performing assets at the dates indicated.

Index

(Dollars in Thousands)	December 31, 2008	June 30, 2008
Loans accounted for on a non-accrual basis:
One- to four-family residential	$1,257	$1,167
Multi-family residential	-	3,230
Non-residential real estate	9,336	11,825
Commercial business	480	1,428
Consumer	144	99
Total non-performing loans	11,217	17,749
Foreclosed and repossessed assets	8,628	873
Total non-performing assets	$19,845	18,622
Restructured loans not included in other non-performing categories above	$5,054	$5,206

Non-performing loans as a percentage of total loans	3.03%	4.29%
Non-performing assets as a percentage of total assets	3.79%	3.30%

As of December 31, 2008, the Company’s adversely classified assets totaled $35.0 million (which includes non-performing loans in the above table) compared to $24.2 million, as of June 30, 2008.  Adversely classified assets include loans rated “Substandard”, “Doubtful”, or “Loss”, as well as foreclosed and repossessed assets.  Although the Company’s classified assets increased, management believes the allowance for loan loss was adequate.

The Company was closely monitoring six classified assets totaling $30.6 million that are included in the $35.0 million total.  These loan relationships were classified “Substandard” as of that date.  The following paragraphs contain a brief discussion of each relationship.

In 2005, the Company originated a loan to an investor group for the purchase and renovation of an existing office building into condominiums in Des Moines.  The current balance of this loan is $7.6 million.  Condominium sales have been slow and the project has not met its sales targets.  As a result, capital injections were made by the investor group to improve cash flow, service the debt, and complete the renovation.  Management has classified this loan “Substandard.” The loan remains on accrual status.   Management does not anticipate a loss on this loan at this time.

The Company originated a total of $8.5 million of loans to various real estate projects in Des Moines, Iowa that had a common guarantor.  The guarantor has experienced financial difficulties.  As a result cash flow was not sufficient to service the debt.  As a result, the Company foreclosed on all properties and the relationship was transferred to foreclosed and repossessed assets.  Some properties have been sold which has brought the balance down to $7.1 million.  Management does not anticipate a loss on this loan at this time.

In October 2003, the Company purchased a $3.3 million loan.  The borrower is a real estate holding company for a formal wear manufacturer and distributor.  The borrower recently has been delinquent with payments.  In addition, the Company has had difficulty receiving financial statements from the borrower.  As a result, management has classified this loan as “Substandard” and is on non-accrual status.  Management does not anticipate a loss on this loan at this time.

In October 2007, the Company originated loans totaling $3.1 million for the development of residential properties in Minnesota.  The project is behind schedule and a recent appraisal revealed a significant decrease in the value of the project.  As a result, the loan was placed on non-accrual and a specific allowance of $785,000 was recorded.

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

Index

of raw materials in order to complete the project.  Construction was expected to be completed by June of 2008.  The deadline was not met and the bank group decided to start foreclosure proceedings.  Management has classified this loan as “Substandard” and it was placed on non-accrual status.  Management does not anticipate a loss on this loan at this time.

In 2007, the Company originated a $2.4 million loan for the construction of commercial properties.  The project is behind schedule due to numerous weather related delays.  Management has classified this loan “Substandard” and it is on non-accrual status.  In addition, there is currently a $700,000 specific allowance on this loan relationship.

In August 2003, the Company purchased a loan to a garage door company in Colorado.  The balance at December 31, 2008 was $1.6 million.  Cash flow from the business is not sufficient to service the debt.  The guarantors have injected cash into the business to keep the loan current.  However, recently, the loan has become delinquent.  As a result, management has classified this loan as “Substandard”.  The loan remains on accrual status.   Management does not anticipate a loss on this loan at this time.

In 2003, the Company originated a $1.3 million loan for development of land in Des Moines, Iowa.  The current principal balance of this loan is $0.9 million.  The Company foreclosed on all properties and the relationship was transferred to foreclosed and repossessed assets.   There has been further deterioration of the market value of this property.  As a result, during the most recent quarter, management decided to write down this asset by $200,000.  This expense is reflected as “loss on other real estate owned” on the income statement.

Liquidity and Capital

The Bank is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS.  The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well-capitalized" institution).  At December 31, 2008, the Bank's regulatory capital exceeded all regulatory minimum requirements, as well as the amount required to be classified as a "well-capitalized" institution.  However, due to the risks associated with the Company’s trust preferred portfolio, and the increased level of non-performing assets, the Company and the OTS have agreed, among other things, to increase the required levels for the Company’s tier one risk based capital and total risk based capital levels to 8.15% and 12.00%, respectively, by September 30, 2009, which exceed the standard required levels of 6.00% and 10.00%, respectively, to be considered “well capitalized”.  The Bank's actual and required capital amounts as of December 31, 2008, and June 30, 2008, were as follows:

Index

	December 31, 2008
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Tangible capital	$43,124	7.96%	$8,126	1.50%	-	-
Tier 1 leverage (core)	43,124	7.96	21,668	4.00	$27,085	5.00%
Tier 1 risk-based capital	43,124	9.86	17,493	4.00	26,240	6.00
Risk-based capital	47,381	10.83	34,986	8.00	43,733	10.00

	June 30, 2008
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Tangible capital	$41,605	7.23%	$8,628	1.50%	-	-
Tier 1 leverage (core)	41,605	7.23	23,009	4.00	$28,761	5.00%
Tier 1 risk-based capital	41,605	8.94	18,617	4.00	27,925	6.00
Risk-based capital	45,848	9.85	37,233	8.00	46,542	10.00

Should some of the Company’s investment securities become “other than temporarily” impaired, this would reduce regulatory capital and depending on the amount involved, could reduce the Bank’s capital position to “under-capitalized” which would subject the Bank to a number of regulatory sanctions including a prohibition on dividends or other capital distributions restrictions from borrowing from the Federal Reserve System discount window and the requirement to file a capital plan which could require the Bank to shrink its asset size, raise additional equity or other actions to bring the Bank to regulatory capital compliance.

The actual amount of regulatory capital reductions triggered would depend on which securities are determined to be “other than temporarily” impaired, the fair value of those securities at the time that the impairment is determined (prices generally decline on impaired securities) and whether related deferred tax asset would be allowable.  Such amounts could exceed the unrealized loss at December 31, 2008.

The Company is also required by OTS regulation to maintain sufficient liquidity to assure its safe and sound operation.  The Company's primary sources of liquidity are deposits obtained through its branch office network, borrowings from the FHLB and other sources, amortization, maturity, and prepayment of outstanding loans and investments, and sales of loans and other assets.  During the six months ended December 31, 2008, the Company used these sources of funds to fund loan commitments, purchase loans, and cover maturing liabilities and deposit withdrawals.  The Company had a total of $43.2 million of loan commitments outstanding as of December 31, 2008.   In addition, at December 31, 2008, the Company had $135.5 million in certificates of deposit, $112.5 million in FHLB advances, and $5.5 million in other borrowings that were scheduled to mature within one year.

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

Index

The following table presents, as of December 31, 2008, the expected future payments of the Bank’s contractual obligations.
	Payments Due in:
(In thousands)	Less than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	Five Years or Greater	Total
FHLB advances	$112,500	-	-	$1,250	$113,750
Other borrowings (1)	5,494	-	$3,000	-	8,494
Operating lease	140	$302	325	209	976
Data processing	758	841	50	-	1,649
Off-balance-sheet (2)	43,197	-	-	-	43,197
Total	$162,089	$1,143	$3,375	$1,459	$168,066
(1)	Includes securities sold under repurchase agreements.
(2)	Includes commitments to extend credit, net of commitments to sell loans.

Off-Balance Sheet Arrangements

In addition to the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and letters of credit.  For the six months ended December 31, 2008, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This disclosure is not required under smaller reporting company requirements.

ITEM 4T. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, there have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.    OTHER INFORMATION

ITEM 1.  Legal Proceedings

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company's business.  In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 1A. Risk Factors

This disclosure is not required under smaller reporting company requirements.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended December 31, 2008.

There were no share repurchases during the quarter ended December 31, 2008.

ITEM 3.  Default upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company convened its 2008 Annual Meeting of Stockholders on December 18, 2008.  At the meeting, the Stockholders of the Company considered and voted on the following proposals:

Ballot No. 1.  The election of three directors, each to serve as a director for a three-year term and until their respective successors shall have been elected and shall qualify.   Ballot one results are presented in the following table.

			Percentage of
			total Voted Shares
Director	For	Withheld	Voted in Favor
Arlene T. Curry	2,292,994	479,288	82.7%
Gary L. Evans	2,308,697	463,585	83.3%
Allen J. Johnson	2,312,622	459,660	83.4%

Ballot No. 2.  The ratification of McGladrey & Pullen, LLP as the independent registered public accounting firm of the Company for the fiscal year ending June 30, 2009.

				Broker
	For	Against	Abstain	Non-Votes
Number of Votes	2,633,499	121,004	17,779
% of Total Shares Voted	95.6%	4.4%

ITEM 5.  Other Information

(a) Not applicable.
(b) Not applicable.

Index

ITEM 6.  Exhibits

Exhibit 10	Change in Control Agreement – Levon L. Mathews
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

FIRST FEDERAL BANKSHARES, INC.

DATE: February 23, 2009	BY:	/s/ Levon L. Mathews
Levon L. Mathews
President and Chief Executive Officer

DATE: February 23, 2009	BY:	/s/ Michael S. Moderski
Michael S. Moderski
Senior Vice President, Chief Financial Officer
and Treasurer