Form 10-Q
period 2009-03-31
FIRST FEDERAL BANKSHARES INC
filed 2009-06-30
CIK 1075348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-25509

First Federal Bankshares, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	42-1485449
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

329 Pierce Street, Sioux City, Iowa	51101
(Address of principal executive offices)	(Zip Code)

712-277-0200
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    YES ☑    NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
    YES ☐    NO ☐
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2009
Common Stock, $.01 par value	3,304,471

FIRST FEDERAL BANKSHARES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)
	March 31,	June 30,
	2009	2008
ASSETS
Cash and due from banks	$8,157,829	$12,491,282
Interest-bearing deposits in other financial institutions	16,927,000	-
Cash and cash equivalents	$25,084,829	$12,491,282

Securities available-for-sale (amortized cost $89,933,637 and $101,872,241, respectively)	47,388,210	84,229,406
Securities held-to-maturity (fair value $6,027,853 and $7,031,673, respectively)	5,978,381	6,999,724
Mortgage loans held for sale	2,528,500	1,102,250

Loans receivable	355,567,509	413,712,503
Less allowance for loan losses	6,231,237	5,893,793
Net loans	349,336,272	407,818,710

Office property and equipment, net	16,303,699	18,761,786
Federal Home Loan Bank ("FHLB") stock, at cost	5,879,000	4,283,000
Foreclosed and repossessed assets	7,926,965	873,159
Accrued interest receivable	2,054,305	2,534,503
Deferred tax asset	19,364,000	9,870,000
Other assets	16,772,627	16,042,504
Total assets	$498,616,788	$565,006,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit liabilities	$387,334,912	$446,568,327
Advances from FHLB and other borrowings	91,317,218	81,636,814
Advance payments by borrowers for taxes and insurance	298,644	884,437
Accrued interest payable	1,597,808	1,800,967
Accrued expenses and other liabilities	2,722,705	2,124,234
Total liabilities	483,271,287	533,014,779

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 1,000,000 shares; issued none	-	-
Common stock, $.01 par value, authorized 12,000,000 shares;
issued 5,068,726 shares	50,651	50,639
Additional paid-in capital	39,572,280	39,505,397
Retained earnings, substantially restricted	31,399,213	32,581,696
Treasury stock, at cost, 1,764,255 shares	(28,535,663)	(28,535,663)
Accumulated other comprehensive (loss):
Unrealized losses on available for sale securities for which a portion of other than
temporary impairment has been recorded in earnings	(4,657,006)	-
Other	(22,018,644)	(11,061,834)
Unearned ESOP	(465,330)	(548,690)
Total stockholders’ equity	15,345,501	31,991,545
Total liabilities and stockholders’ equity	$498,616,788	$565,006,324

See Notes to Consolidated Financial Statements.

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
Interest income:
Loans receivable	$5,080,980	$6,641,165	$17,137,727	$21,474,432
Investment securities	1,126,992	1,864,437	4,085,229	5,883,674
Deposits in other financial institutions	1,762	66,944	2,652	124,993
Total interest income	6,209,734	8,572,546	21,225,608	27,483,099
Interest expense:
Deposits	1,951,753	3,570,052	6,886,202	12,046,935
Advances from FHLB and other borrowings	594,769	1,092,033	1,775,887	3,244,971
Total interest expense	2,546,522	4,662,085	8,662,089	15,291,906
Net interest income	3,663,212	3,910,461	12,563,519	12,191,193
Provision for loan losses	106,645	2,681,059	2,124,308	3,194,096
Net interest income after provision for loan losses	3,556,567	1,229,402	10,439,211	8,997,097
Non-interest income:
Service charges on deposit accounts	833,075	773,793	2,896,289	2,391,645
Service charges on commercial and consumer loans	43,111	57,706	123,133	278,321
Gain on sale of bank branch offices	-	-	5,569,830	-
Gain on sale of real estate held for development	-	-	-	46,610
Gain (loss) on sale of office property and equipment	365	(19)	(80,840)	3,803
Mortgage banking revenue	351,851	148,381	598,632	519,252
Earnings from bank owned life insurance	146,639	138,981	439,305	413,655
Other income	306,557	275,178	761,818	834,341
Total non-interest income	1,681,598	1,394,020	10,308,167	4,487,627
Non-interest expense:
Compensation and benefits	2,382,148	2,932,250	7,669,853	8,563,378
Restructuring costs	206,151	-	708,756	-
Office property and equipment	808,035	788,462	2,209,687	2,306,397
Data processing, ATM and debit card transaction costs,
and other item processing expense	271,457	336,582	1,201,996	1,007,211
Professional, insurance and regulatory expense	451,032	282,510	1,270,478	789,571
Advertising, donations and public relations	168,683	287,678	738,283	1,054,004
Communications, postage and office supplies	196,288	212,127	597,154	647,440
Loss on other real estate owned	149,266	186,960	489,632	255,668
Other expense	217,308	164,342	657,220	553,070
Total non-interest expense	4,850,368	5,190,911	15,543,059	15,176,739
Impairment on securities:
Total other-than-temporary impairment losses	(17,006,418)	(489,526)	(30,114,305)	(3,760,120)
Portion of loss recognized in other comprehensive income (before taxes)	11,776,292	-	23,084,460	-
Net impairment losses recognized in earnings	(5,230,126)	(489,526)	(7,029,845)	(3,760,120)
(Loss) before income tax (benefit)	(4,842,329)	(3,057,015)	(1,825,526)	(5,452,135)
Income tax (benefit)	(1,851,000)	(1,210,000)	(913,000)	(2,267,000)
Net (loss)	$(2,991,329)	$(1,847,015)	$(912,526)	$(3,185,135)

Per share information:
than temporary impairment has been recorded in earnings	$(0.91)	$(0.57)	$(0.28)	$(0.98)
Diluted (loss) per share	$(0.91)	$(0.57)	$(0.28)	$(0.98)

See Notes to Consolidated Financial Statements.

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)
	Nine Months
	Ended March 31,
	2009	2008
Capital Stock:
Beginning of year balance	$50,639	$50,604
Restricted shares vested: 1,200 and 2,062 shares, respectively	12	20
Stock options exercised: 1,500 shares in 2008	-	15
End of period balance	50,651	50,639

Additional paid-in capital:
Beginning of year balance	39,505,397	39,230,016
Stock options exercised	-	14,860
Stock compensation expense	103,497	129,640
Stock appreciation (depreciation) of allocated ESOP shares	(57,133)	49,342
Amortization of employee stock grants	20,531	35,949
Restricted shares vested: 1,200 and 2,062 shares, respectively	(12)	(20)
End of period balance	39,572,280	39,459,787

Retained earnings, substantially restricted:
Beginning of year balance	32,581,696	58,704,525
Adoption of FIN 48	-	180,000
Adoption of SFAS 156	-	79,374
Adoption of EITF 06-04	(710,313)	-
Adoption of FSP FAS 115-2	440,356	-
Net (loss)	(912,526)	(3,185,135)
Dividends paid on common stock: $0.315 per share in 2008	-	(1,022,950)
End of period balance	31,399,213	54,755,814

Treasury stock, at cost:
Beginning of year balance	(28,535,663)	(26,885,723)
Treasury stock acquired: 87,000 shares in 2008	-	(1,649,940)
End of period balance	(28,535,663)	(28,535,663)

Accumulated other comprehensive (loss):
Beginning of year balance	(11,061,834)	(179,360)
Adoption of FSP FAS 115-2	(440,356)	-
Net change in unrealized losses on securities available-for-sale for which a portion of other-than-temporary impairment has been recorded in earnings,
net of tax of $6,199,000 and none, respectively	(10,420,894)	-
Net change in unrealized losses on all other securities available-for-sale,
net of tax of $5,449,000 and $5,737,000, respectively	(9,160,411)	(9,644,095)
Less reclassification adjustment for net realized losses included in net loss,
net of tax of $2,622,000 and $1,403,000, respectively	4,407,845	2,357,120
End of period balance	(26,675,650)	(7,466,335)

Unearned ESOP shares:
Beginning of year balance	(548,690)	(664,840)
ESOP shares allocated	83,360	87,690
End of period balance	(465,330)	(577,150)
Total stockholders' equity	$15,345,501	$57,687,092

See Notes to Consolidated Financial Statements.

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net (loss)	$(2,991,329)	$(1,847,015)	$(912,526)	$(3,185,135)
Net change in unrealized losses on securities available-for-sale for which a portion of other-than-temporary impairment has
been recorded in earnings, net of tax of $3,409,000, none,
$6,199,000 and none, respectively	(5,730,010)	-	(10,420,894)	-
Net change in unrealized losses on all other securities
available-for-sale, net of tax of $3,051,000, $3,120,000,
$5,449,000 and $5,737,000, respectively	(5,128,669)	(5,243,634)	(9,160,411)	(9,644,095)
Less reclassification adjustment for net realized losses included in net loss, net of tax of $1,951,000, $183,000
$2,622,000 and $1,403,000, respectively	3,279,126	306,526	4,407,845	2,357,120
Total comprehensive (loss)	$(10,570,882)	$(6,784,123)	$(16,085,986)	$(10,472,110)

See Notes to Consolidated Financial Statements.

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)	Nine months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net (loss)	$(912,526)	$(3,185,135)
Adjustments to reconcile net (loss) from operations to
net cash provided by operating activities:
Loans originated for sale to investors	(31,007,772)	(51,446,000)
Proceeds from sale of loans originated for sale	31,161,703	51,789,360
Provision for losses on loans	2,124,308	3,194,096
Depreciation and amortization	796,328	1,104,005
Provision for deferred taxes	(467,000)	(555,000)
Equity-based compensation	150,254	302,621
Excess tax benefit resulting from stock options exercised	-	(1,000)
Mortgage banking revenue	(598,632)	(519,252)
Other-than-temporary impairment of investment securities	7,029,845	3,760,120
Gain on sale of bank branch office	(5,569,830)	-
Net (gain) loss on sale of office property and equipment	80,840	(3,803)
Net gain on sale of real estate held for development	-	(46,610)
Valuation writedown on foreclosed real estate	459,500	212,810
Amortization of premiums and discounts on loans,
mortgage-backed securities and investment securities	275,501	50,476
(Increase) decrease in accrued interest receivable	(910,998)	138,504
(Increase) in other assets	(69,544)	(212,474)
Increase in accrued interest payable	44,620	419,081
(Decrease) in accrued expenses and other liabilities	(70,164)	(67,496)
(Decrease) in accrued taxes on income	(741,986)	(1,627,391)
Net cash provided by operating activities	1,774,447	3,306,912
Cash flows from investing activities:
Proceeds from maturities of securities held-to-maturity	1,014,068	1,210,945
Purchase of securities available-for-sale	(10,115,084)	(3,171,641)
Proceeds from maturities of securities available-for-sale	17,026,471	13,085,412
(Purchase) of FHLB stock	(1,596,000)	(1,234,900)
Loans purchased	(3,816,000)	(6,831,000)
Cash effect of bank branch office sales	(20,734,872)	-
Decrease in loans receivable	22,948,783	22,340,902
Proceeds from sale of property and equipment	92,834	3,892
Purchase of office property and equipment	(87,898)	(3,494,201)
Proceeds from sale of foreclosed real estate	3,133,719	717,281
Expenditures on foreclosed real estate	(188,539)	-
Proceeds from sale of real estate held for development	-	804,844
Expenditures on real estate held for development	-	(309,020)
Net cash provided by investing activities	7,677,482	23,122,514
Cash flows from financing activities:
(Decrease) in deposits	(6,022,725)	(43,685,228)
Proceeds from advances from FHLB and other borrowings
Repayment of advances from FHLB and other borrowings		(100,428,965)
than temporary impairment has been recorded in earnings	(4,657,006)	(508,885)
Issuance of common stock under stock options exercised	(22,018,644)	(11,061,834)
Excess tax benefit resulting from stock options exercised	-	1,000
Repurchase of common stock	-	(1,649,940)
Cash dividends paid	-	(1,022,950)
Net cash provided by (used in) financing activities	(32,698,375)	(158,356,802)
Net increase (decrease) in cash and cash equivalents	(23,246,446)	(131,927,376)
Beginning of year	12,491,282	25,738,467
End of year	$(10,755,164)	$(106,188,909)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$8,865,248	$14,872,825
Income taxes paid	295,986	(86,508)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Property acquired in settlement of loans	10,377,080	2,200,905

See Notes to Consolidated Financial Statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Basis of presentation

The consolidated financial statements as of and for the three and nine month periods ended March 31, 2009 and 2008, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosure normally included in year-end financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to these rules and regulations.  These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes that are included in its Annual Report for the year ended June 30, 2008, filed on Form 10-K.

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

Critical Judgments and Estimates   The Company described its significant accounting policies in Note 1 of the Company's Audited Consolidated Financial Statements in its 2008 Annual Report on Form 10-K.   Particular attention should be paid to the Company’s allowance for losses on loans, “other than temporary” impairment of investment securities, valuation of deferred tax assets, and the fair value of financial instruments, which are considered to be critical accounting policies, and which require significant management judgments and estimates because of the inherent uncertainties surrounding the subjective nature of these areas.

With the adoption of FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments (“FSP 115-2”) the determination of the “credit related” portion of the “other than temporary” impairment has become a significant accounting policy. To determine the “credit related” portion, the Company used a discounted cash flow analysis.  Cash flow models were prepared by an independent third party consultant using default assumptions and were used by management to determine if the net present value of the cash flows expected on the security were equivalent to or greater than the original cash flows projected on the security when purchased.  The cash flows are discounted at the original purchased yield.  If the net present value of the projected cash flows was less than the cost basis of the security, the difference is considered credit related and is recorded through earnings.

 Information on the impact loss allowances and “other than temporary” losses have had on the Company's financial condition and results of operations for the three and nine month periods ended March 31, 2009 and 2008, can be found below, in the sections entitled "Results of Operations – Provision for Losses on Loans," “Financial Condition – Non-Performing and Classified Assets,” and "Results of Operations – Other than Temporary Impairment."

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

Note 4.   Effect of New Accounting Standards

In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements (“SFAS 157”), in an inactive market.  FSP 157-3 addresses application issues such as how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.  FSP 157-3 was effective upon issuance.  The Company’s adoption of FSP 157-3 impacted how securities shown on the statement of financial condition are valued.  See Note 7 and 8 of this Form 10-Q for additional information regarding fair value.

On April 9, 2009, the FASB finalized three FASB Staff Positions (“FSPs”) regarding the accounting treatment for investments including our portfolio of securities.  These FSPs changed the method for determining if an “other than temporary” impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s statement of operations. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI condition. The three FSPs are as follows:

•
FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments (“FSP 115-2/SFAS 124-2”) provide additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.    This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company elected early adoption of this FSP in its interim consolidated financial statements for the three months ended March 31, 2009.

•
FSP SFAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, Fair Value Measurements.  FSP 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability has significantly decreased.  FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP 157-4 is effective for all periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for all periods ending after March 15, 2009, and the Company elected early adoption of this FSP in its interim consolidated financial statements for the three months ended March 31, 2009.

•
FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company did not elect early adoption of this FSP.

FSP 115-2/124-2 and FSP 157-4 are effective for all periods ending after June 15, 2009; however as permitted under the pronouncement, the Company early adopted on January 1, 2009, and increased the beginning balance of retained earnings $440,000 with a corresponding adjustment to accumulated other comprehensive income for OTTI recorded in previous periods on securities in the Company’s portfolio at January 1, 2009, that would not have been required had the FSP been effective for those periods.  As a result of the adoption of the FSPs, for the three months ended March 31, 2009, $11.8 million of OTTI remained in other comprehensive income that would have been reported in the statement of operations under the prior guidance.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF 99-20.  This FSP amends the impairment guidance in EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interest That Continue to be Held by a Transferor in Securitized Financial Assets to align it with the impairment guidance within SFAS No. 115 by removing from EITF 99-20 the requirement to place exclusive reliance on market participants’ assumptions about future cash flows when evaluating an asset for “other than temporary” impairment.  Both standards will now require that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due.  FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008.  The adoption of FSP EITF 99-20-1 did not impact the Company’s financial position, results of operations, or cash flows.

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

In September 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  The Company adopted SFAS No. 157 for the fiscal year beginning July 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until our fiscal year beginning July 1, 2009.  Foreclosed and repossessed assets are the only significant assets or liabilities of the Company for which the deferral is applicable.  The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 5.  (Loss) Per Share

The following information was used in the computation of net earnings (loss) per common share on both a basic and diluted basis for the periods presented.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Basic (loss) per share computation:
Net (loss)	$(2,991,329)	$(1,847,015)	$(912,526)	$(3,185,135)
Weighted average common shares outstanding	3,304,471	3,238,079	3,304,471	3,245,390
Basic earnings (loss) per share	$(0.91)	$(0.57)	$(0.28)	$(0.98)

Diluted (loss) per share computation:
Net (loss)	$(2,991,329)	$(1,847,015)	$(912,526)	$(3,185,135)
Weighted average common shares outstanding	3,304,471	3,238,079	3,304,471	3,245,390
Incremental option and recognition and retention plan
shares using treasury stock method	-	-	-	-
Diluted shares outstanding	3,304,471	3,238,079	3,304,471	3,245,390
Diluted (loss) per share	$(0.91)	$(0.57)	$(0.28)	$(0.98)
Anti-dilutive options not included in diluted shares outstanding	165,519	153,181	165,519	103,596

Note 6.  Dividends

No cash dividends were paid during the three months ended March 31, 2009.

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

As discussed in Note 4- Effect of New Accounting Standards, FSP 157-3 and FSP 157-4 clarify the application of SFAS 157 in an inactive market.  FSP 157-3 addresses application issues such as how management’s internal assumptions should be considered in measuring fair value when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.  FSP 157-3 was effective upon issuance.  FSP 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability has significantly decreased. The Company early adopted FSP 157-4 effective March 31, 2009.  The Company’s adoption of both FSP 157-3 and FSP 157-4 impact how securities shown on the Consolidated Statements of Financial Condition were valued at March 31, 2009.

Financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009 were as follows:

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U S government agency securities	$3,928,840	-	$3,928,840	-
Local government securities	3,254,534	-	3,254,534	-
Collateralized debt obligations with credit losses	539,178	-	-	$539,178
Collateralized debt obligations without credit losses	11,968,807	-	-	$11,968,807
Collateralized mortgage obligations	16,701,423	-	14,558,886	2,142,537
Mortgage backed securities	7,956,363		7,956,361
Corporate debt securities	2,464,820	-	2,464,820	-
Other securities	574,243	-	574,243	-
Total available-for-sale securities	47,388,208	-	32,737,684	14,650,522
Mortgage servicing rights	590,552	-	-	590,552
Total assets measured at fair value on a recurring basis	$47,978,760	-	$32,737,684	$15,241,074

The Company believes that the estimate of fair value of our securities is a “critical accounting estimate” because (1) it is highly susceptible to change from period to period as a result of the volatile financial markets and because it requires the Company to make significant assumptions about the fair value of a substantial asset; and (2) the impact of a large decline in the fair value of this asset can and has resulted in a significant decline in earnings, shareholders’ equity, and regulatory capital which may adversely affect the Company going forward.

In accordance with the FASB guidance in effect at March 31, 2009, the Company reviewed a variety of alternative pricing information for these securities including pricing provided by independent investment banking/brokerage and financial consulting sources, along with internally prepared valuations.  The range of values for the trust preferred CDO securities as of March 31, 2009 was $0.03 to $0.33 per $1.00 of par value, and reflected the illiquid and inactive market for these types of securities.  Additionally, the Company valued one collateralized mortgage obligation using values based on Level 3 inputs provided by an independent investment banking/brokerage firm.  The estimates of fair value were predominately based on a discounted cash flow model.

For the quarter ended March 31, 2009, the Company reviewed all investments for OTTI under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) and EITF 99-20-1, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20-1”).  According to SFAS 115, for individual securities classified as either available-for-sale or held-to-maturity, a company shall determine whether a decline in fair value below amortized cost basis is OTTI.  If the decline in fair value is judged to be OTTI, the cost basis of the individual security is written down to fair value and the write-down is included as an impairment charge.  FSP 115-2 updates this method to include a write-down of only the portion of OTTI that relates to credit loss.  The remaining difference between fair value and amortized cost is recognized in other comprehensive income (non-credit loss portion).  As discussed in Note 4- Effect of New Accounting Standards, the Company adopted FSP 157-4, FSP 115-2 and FSP 124-2 as of January 1, 2009.  FSP 157-4 provides guidance on how to use modeled values rather than broker/dealer prices to determine fair value in an illiquid and inactive market.  The Company adopted and utilized this guidance for the quarter ended March 31, 2009 to determine the fair value of its securities as well as FSP 115-2 and FSP 124-2 for the bifurcation of other-than-temporary impairment losses recognized in earnings (credit loss portion) and other comprehensive income (non-credit loss portion).

To determine if a security was temporarily impaired, the Company used a discounted cash flow analysis.  Cash flow models used were provided by independent third party consultants using default assumptions to determine if the net present value of the cash flows expected on the security were equivalent to or greater than the original cash flows projected on the security when purchased.  The cash flows are discounted at rates approximating the respective coupon rates.  If the net present value of the projected cash flows was less than the cost basis of the security, the difference was considered credit related and was recorded through earnings.

The following table presents the changes in assets with significant unobservable inputs (Level 3) for the three months and nine months ended March 31, 2009:

Description	Mortgage servicing rights	Collateralized mortgage obligations	CDO's with credit losses	CDO's without credit losses	Total
Beginning balance at January 1, 2009	$499,267	-	$2,522,033	$25,761,599	$28,782,899
Transfers in and between categories	-	$2,819,328	2,050,000	(2,050,000)	2,819,328
Capitalization of interest	-	-	634,693	182,359	817,052
Total gains or losses (realized/unrealized):
Included in earnings	91,285	(1,109,596)	(2,693,542)	(1,187,185)	(4,899,038)
Included in other comprehensive income	-	533,650	(1,974,006)	(10,698,135)	(12,138,491)
Paydowns and maturities	-	(100,845)	-	(39,831)	(140,676)
Ending balance at March 31, 2009	$590,552	$2,142,537	$539,178	$11,968,807	$15,241,074

Description	Mortgage servicing rights	Collateralized mortgage obligations	CDO's with credit losses	CDO's without credit losses	Total
Beginning balance at July 1, 2008	$676,634	-	-	$39,437,752	$40,114,386
Transfers in and between categories	-	$2,819,328	$7,535,272	(7,535,272)	2,819,328
Capitalization of interest	-	-	711,134	600,630	1,311,764
Total gains or losses (realized/unrealized):
Included in earnings	(86,082)	(1,109,596)	(3,940,878)	(1,739,568)	(6,876,124)
Included in other comprehensive income	-	533,650	(3,766,350)	(18,472,185)	(21,704,885)
Paydowns and maturities	-	(100,845)	-	(322,550)	(423,395)
Ending balance at March 31, 2009	$590,552	$2,142,537	$539,178	$11,968,807	$15,241,074

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Collateralized Mortgage Obligations, CDOs with credit losses and CDOs without credit losses. Certain investment securities available for sale are classified within level 2 of the valuation hierarchy. The Company obtains fair value measurements for investment securities from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

In certain cases, where the pricing service cannot obtain fair values and/or there is limited activity or less transparency around inputs to the valuation, investment securities are classified within level 3 of the valuation hierarchy.  Upon adoption of SFAS 157 on July 1, 2008, the Company had a total of $39.4 million of available-for-sale securities with significant unobservable inputs (Level 3).  Because the market is inactive for these securities, observable market data was not available.  The fair value of these securities was determined by discounting the expected cash flows over the life of the security.  The discount rate was determined by observing discount rates of similar-rated financial corporate debt securities as published by third party broker/dealers.  Adjustments to this discount rate were made for various factors including illiquidity and credit risk.

           Mortgage Servicing Rights   The fair value of the Company’s mortgage servicing rights was determined by an independent valuation service.  The valuation service utilizes discounted cash flow modeling techniques, which consider observable data that includes consensus prepayment speeds and the predominant risk characteristics of the underlying loans including loan type, note rate and loan term.

Certain assets are measured at fair value on a nonrecurring basis, that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a nonrecurring basis as of March 31, 2009 were as follows:

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans receivable	$6,233,913	-	-	$6,233,913

The specific allowances for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell.  The fair value of collateral was determined based on appraisals.  In some cases, adjustments were made to the appraised values due to various factors including the age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.  Specific allowances were calculated for impaired loans with an aggregate principal balance of $7.6 million during the quarter ended March 31, 2009.  The collateral underlying these loans had a fair value of $6.2 million less estimated costs to sell of $570,000, resulting in a specific allowance of $2.0 million.

Note 8.  “Other than Temporary” Impairment on Investment Securities

As a result of the accounting changes mentioned in note 7 – Fair Value Measurements and note 4 – Effects of New Accounting Standards, for the three months ended March 31, 2009 the Company recognized $17.0 million in total “other than temporary” impairment charges of which $5.2 million was recognized as OTTI losses recorded through earnings.  For the nine months ended March 31, 2009, the Company recognized $30.1 million in total “other than temporary” impairment charges of which $7.0 million was recognized as OTTI losses recorded through earnings.  The Company engaged independent consulting firms to assist in the valuation of the Company’s trust preferred securities and collateralized mortgage obligations.  Based on the consulting firm’s findings, management determined the Company’s trust preferred CDO securities had an aggregate fair value of $12.5 million at March 31, 2009.  Seven of the securities were determined to have OTTI write downs that were recognized in earnings. Two of the seven securities with an original par value of $4.4 million incurred an OTTI charge of $1.2 million for the three months ended March 31, 2009.  The Company does not have the ability and intent to hold these securities because they exceed the Bank’s loans-to-one-borrower limit and, pursuant to an agreement with the Bank’s federal regulator, will be sold when liquidity returns to the market. The remaining five of the seven securities with an original par value of $17.0 million had OTTI write down of $2.7 million for the three months ended March 31, 2009.  To determine the write down on these securities, the investment consulting firm projected cash flows for each collateralized debt obligation and discounted the cash flows at the original purchased yield.  The consulting firm analyzed each underlying bank or insurance company and assigned a probability of default.  Those default assumptions were then used to determine the projected cash flow of the security.  In addition, the consulting firm assumed no prepayments of the underlying debt.  If the net present value of the cash flows was less than the cost basis of the security, the difference is considered credit related and is recorded through earnings.

Three of the Company’s collateralized mortgage debt obligations with an original par value of $14.0 million were also determined to be “other than temporarily” impaired.  Total “other than temporary” impairment on these securities as of March 31, 2009, was approximately $3.1 million. To determine the write down on these securities, management engaged a third party investment advisor to project cash flows for each collateralized mortgage obligation.  To determine the write down on these securities, the investment consulting firm projected cash flows for security and discounted the cash flows at the original purchased yield.  If the net present value of the cash flows was less than the cost basis of the security, the difference is considered credit related and is recorded through earnings.  The “other than temporary” loss related to credit and recognized in earnings totaled $1.3 million.

The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss recognized in earnings for the Company’s collateralized mortgage obligations.

Collateralized Mortgage Obligations
Expected average life of the security (in years):
Range	1.58 to 6.46
Weighted average	3.87

Estimated lifetime cummulative defaults:
Range	15.63% to 38.98%
Weighted average	24.48%

Estimated prepayment speed (annual CRR):
Range	3.47% to 8.66%
Weighted average	7.04%

For further discussion, please refer to Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations “Financial Condition – Securities Available-for-Sale and Held-to-Maturity” and “Financial Condition – Stockholders’ Equity.”

The following table sets forth information regarding the changes of the Company’s OTTI losses related to credit and recognized in earnings for the three months ended March 31, 2009.

Three months ended
March 31,
2009
Balance at beginning of period	-

Additions:
Initial credit impairments	$3,803,138

Balance at end of period	$3,803,138

Note 9.  Non-Performing Assets

Non-performing assets at March 31, 2009 increased to $29.6 million as compared to $18.6 million at June 30, 2008.  Non-performing assets as a percentage of total assets increased from 3.30% at June 30, 2008, to 5.93% as of March 31, 2009.  The increase in non-performing assets is primarily due to a loan relationship totaling $7.5 million that was originated for the purchase and renovation of an existing office building in downtown Des Moines.  That loan was placed on non-accrual status during the current quarter.  This loan relationship had previously been identified by management as a classified asset and was rated as “Substandard.”  In addition, a $3.1 million loan to a real estate holding company for a formal wear manufacturer and distributor was placed on non-accrual during the current quarter.

The following table sets forth information regarding non-accrual loans and other non-performing assets at the dates indicated.

(Dollars in Thousands)	March 31, 2009	June 30, 2008
Loans accounted for on a non-accrual basis:
One- to four-family residential	$1,329	$1,167
Multi-family residential	1,613	3,230
Non-residential real estate	16,645	11,825
Commercial business	1,795	1,428
Consumer	282	99
Total non-performing loans	21,664	17,749
Foreclosed and repossessed assets	7,927	873
Total non-performing assets	$29,591	18,622
Restructured loans not included in other non-performing categories above	$5,362	$5,206

Non-performing loans as a percentage of total loans	6.09%	4.29%
Non-performing assets as a percentage of total assets	5.93%	3.30%

Loans are considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement, including loans placed on non-accrual.  The following table sets forth information on impaired loans at March 31, 2009.

	March 31, 2009		June 30, 2008
	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance
Valuation allowance required	$7,638,757	$1,974,844	$5,177,034	$1,650,499
Valuation allowance not required	16,135,044	-	14,928,131	-
Total impaired loans and allowance	$23,773,801	$1,974,844	$20,105,165	$1,650,499

Note 10.  Securities

The following table sets forth information regarding the amortized cost, gross unrealized gains and losses, and the fair value of the Company’s investment securities at March 31, 2009 and June 30, 2008.

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
Available-for-sale:
Mortgage-backed securities:
Governmental National Mortgage
Association (GNMA)	$5,066,274	$6,488	$(8,706)	$5,064,056
Federal Home Loan Mortgage
Association (FHLMC)	1,785,066	31,495	(2,437)	1,814,124
Federal National Mortgage
Association (FNMA)	1,085,429	3,963	(11,211)	1,078,181
United States government agency securities	4,000,000	-	(71,160)	3,928,840
Local government securities	3,470,000	9,774	(225,240)	3,254,534
Collateralized mortgage obligations	18,413,747	76,814	(1,789,136)	16,701,425
CDO's with credit losses	7,104,180	-	(6,565,002)	539,178
CDO's without credit losses	44,867,166	-	(32,898,359)	11,968,807
Other investment securities	4,141,775	-	(1,102,710)	3,039,065
Total available-for-sale securities	$89,933,637	$128,534	$(42,673,961)	$47,388,210

Held-to-maturity:
Mortgage-backed securities:
GNMA	$82,359	$6,137	-	$88,496
FHLMC	559,520	21,918	-	581,438
FNMA	1,215,177	32,142	-	1,247,319
Local government securities	4,121,325	44,088	$(54,813)	4,110,600
Total held-to-maturity securities	$5,978,381	$104,285	$(54,813)	$6,027,853

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
Available-for-sale:
Mortgage-backed securities:
Governmental National Mortgage
Association (GNMA)	$2,285,146	$9,828	$(11,636)	$2,283,338
Federal Home Loan Mortgage
Association (FHLMC)	2,216,483	11,080	(3,113)	2,224,450
Federal National Mortgage
Association (FNMA)	1,312,962	1,195	(14,830)	1,299,327
United States treasury securities	2,992,007	15,973	-	3,007,980
United States government agency securities	6,998,959	36,621	(2,250)	7,033,330
Local government securities	3,470,000	9,992	(4,153)	3,475,839
Collateralized mortgage obligations	22,352,500	21,639	(846,664)	21,527,475
CDO's	55,989,026	-	(16,551,274)	39,437,752
Other investment securities	4,255,158	2,978	(318,221)	3,939,915
Total available-for-sale securities	$101,872,241	$109,306	$(17,752,141)	$84,229,406

Held-to-maturity:
Mortgage-backed securities:
GNMA	$93,016	$7,428	-	$100,444
FHLMC	815,639	8,728	-	824,367
FNMA	1,965,954	32,030	-	1,997,984
Local government securities	4,125,115	28,752	$(44,989)	4,108,878
Total held-to-maturity securities	$6,999,724	$76,938	$(44,989)	$7,031,673

The following table sets forth information regarding fair value and net unrealized gains or losses for the Company’s investment securities that mature in less than twelve months and twelve months and greater at March 31, 2009 and June 30, 2008.

	March 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
Mortgage-backed securities:
GNMA	$446,911	$(2,532)	$696,013	$(6,174)	$1,142,924	$(8,706)
FHLMC	40,404	(159)	141,103	(2,278)	181,507	(2,437)
FNMA	35,736	(37)	838,119	(11,174)	873,855	(11,211)
United States government
agency securities	3,928,840	(71,160)	-	-	3,928,840	(71,160)
Local government securities	2,860,482	(233,692)	387,632	(46,361)	3,248,114	(280,053)
Collateralized mortgage obligations	-	-	10,952,595	(1,789,136)	10,952,595	(1,789,136)
CDO's with credit losses	-	-	539,178	(6,565,002)	539,178	(6,565,002)
CDO's without credit losses	-	-	11,968,807	(32,898,359)	11,968,807	(32,898,359)
Other investment securities	1,849,068	(233,900)	1,189,820	(868,810)	3,038,888	(1,102,710)
Total securities in loss position	$9,161,441	$(541,480)	$26,713,267	$(42,187,294)	$35,874,708	$(42,728,774)

	June 30, 2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
Mortgage-backed securities:
GNMA	$447,509	$(1,789)	$652,340	$(9,847)	$1,099,849	$(11,636)
FHLMC	-	-	259,244	(3,113)	259,244	(3,113)
FNMA	77,060	(390)	1,055,649	(14,440)	1,132,709	(14,830)
United States government
agency securities	2,996,250	(2,250)	-	-	2,996,250	(2,250)
Local government securities	-	-	2,513,196	(49,142)	2,513,196	(49,142)
Collateralized mortgage obligations	5,779,944	(628,659)	12,204,974	(218,005)	17,984,918	(846,664)
CDO's	32,044,655	(16,551,274)	-	-	32,044,655	(16,551,274)
Other investment securities	3,245,130	(318,221)	-	-	3,245,130	(318,221)
Total securities in loss position	$44,590,548	$(17,502,583)	$16,685,403	$(294,547)	$61,275,951	$(17,797,130)

The following table sets forth information regarding the breakout of the Company’s available-for-sale and held-to-maturity securities at March 31, 2009 and June 30, 2008.

	March 31, 2009
	Available-for-sale		Held to-maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	-	-	$220,134	$221,012
Due after 1 year through 5 years	$5,500,000	$5,203,840	2,040,380	2,060,115
Due after 5 years through 10 years	2,322,968	2,258,434	1,860,811	1,829,473
Due after 10 years	3,788,807	2,760,165	-	-
Investments with fixed maturities	11,611,775	10,222,439	4,121,325	4,110,600
Collateralized mortgage obligations	18,413,747	16,701,425	-	-
CDO's with credit losses	7,104,180	539,178	-	-
CDO's without credit losses	44,867,166	11,968,807	-	-
Mortgage-backed securities	7,936,769	7,956,361	1,857,056	1,917,253
Total investment securities	$89,933,637	$47,388,210	$5,978,381	$6,027,853

	June 30, 2008
	Available-for-sale		Held to-maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$6,992,466	$7,045,060	$220,812	$225,056
Due after 1 year through 5 years	4,498,500	4,316,250	2,040,861	2,054,757
Due after 5 years through 10 years	1,151,873	1,156,493	944,992	915,587
Due after 10 years	5,073,285	4,939,261	918,450	913,478
Investments with fixed maturities	17,716,124	17,457,064	4,125,115	4,108,878
Collateralized mortgage obligations	22,352,500	21,527,475	-	-
Collateralized debt obligations	55,989,026	39,437,752	-	-
Mortgage-backed securities	5,814,591	5,807,115	2,874,609	2,922,795
Total investment securities	$101,872,241	$84,229,406	$6,999,724	$7,031,673

Note 11.  Taxes

Tax effects of temporary differences that give rise to significant portions of the deferred tax asset as of March 31, 2009 and June 30, 2008 are presented below:

	March 31, 2009	June 30, 2008
Net deferred tax assets:
Related to unrealized losses on securities available-for-sale	$15,608,000	$6,581,000
Other	3,756,000	3,289,000
Total net deferred tax asset	$19,364,000	$9,870,000

The Company believes the deferred tax asset related to unrealized losses on securities available-or-sale is recoverable because the Company has the intent and ability to hold these securities until recovery of the unrealized loss amounts.  In addition, based upon the Company’s level of anticipated future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

Note 12. Liquidity and Capital and Regulatory Status

On March 27, 2009, Moody’s Investor Service downgraded seven of the Company’s fourteen trust preferred CDO securities to below investment grade.  On April 9, 2009, Fitch Ratings downgraded the remaining seven trust preferred CDO securities to below investment grade.  As a result of these downgrades, the Bank is required to apply a higher “risk weighting formula” to these securities when calculating its regulatory capital ratios.  That formula calls for increasing the Bank’s risk-weighted assets for these securities to $433.8 million, well above the $52.0 million in par value held by the Company.  Upon applying the higher level of risk weighted assets to the Bank’s regulatory capital ratios, the calculated ratios as of March 31, 2009 were as follows:  Tier I leverage ratio of 7.85% (compared to an adequately capitalized threshold of 4.00%); a Tier I risk-based capital ratio of 5.01% (compared to an adequately capitalized threshold of 4.00%); and a total risk-based capital ratio of 5.52% (compared to an adequately capitalized threshold of 8.00%).  As the Bank is less than adequately capitalized (when measured against the total risk-based capital requirement), the Bank is subject to a higher level of regulatory oversight and supervision.

The Company received notification on May 10, 2009 from the OTS that the Bank is considered significantly undercapitalized under the Prompt Corrective Action (PCA) capital categories and that the Bank must increase its capital and return to adequately capitalized status.  The notification directed the Bank to prepare and submit a capital restoration plan to the OTS by June 15, 2009 that would return the Bank to adequately capitalized status by September 30, 2009.  The Company must guarantee that the Bank will comply with its capital restoration plan until the Bank is adequately capitalized for four consecutive quarters.  That plan was submitted on time and management is waiting for a response from the OTS.   In addition, pursuant to the notification, the OTS imposed on the Bank a number of operating restrictions, including the following:

•	The Bank cannot make or pay any capital distributions without the prior written approval of the OTS;
•
The Bank’s average total assets in any calendar quarter cannot exceed average assets during the preceding quarter unless the increase in assets in consistent with a capital restoration plan that has been accepted by the OTS;

•	The Bank may not acquire any interest in any company or insured depository institution, establish a new branch office, or engage in any new line of business;
•	The Bank may not accept, renew or roll over any brokered deposit; and
•
The Bank may not pay any bonus to a senior executive officer or provide compensation to any senior executive officer exceeding that officer’s average rate of compensation (excluding bonuses, stock options, and profit sharing) during the preceding 12 months, without prior written approval from the OTS.

A PCA Directive and a consent order formalizing the foregoing are expected from the OTS in the near future.   Any additional formal or informal regulatory action may have a material adverse impact on the Company.

As part of its plan to improve its regulatory capital ratios, the Bank has engaged Sandler O’Neill & Partners, an investment banking firm, to advise the Company and the Bank with respect to strategic alternatives, including selected asset and branch sales, and capital raising initiatives.  With respect to capital raising initiatives, the Company has engaged in substantive discussions with several private equity groups related to a potential equity investment in the Company.  The Company has signed a letter of intent with one private equity group pursuant to which the group would make a significant equity investment in the Company.  However, there can be no assurance that the Company will succeed in negotiating a definitive agreement for such a transaction.  In addition, an investment in the Company by one or more private equity investors would result in substantial dilution to existing stockholders of the Company.

The Bank's actual and required capital amounts as of March 31, 2009, and June 30, 2008, were as follows:

	March 31, 2009
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Tangible capital	$41,229	7.85%	$7,879	1.50%	-	-
Tier 1 leverage (core)	41,229	7.85	21,011	4.00	$26,264	5.00%
Tier 1 risk-based capital	41,229	5.01	32,949	4.00	49,424	6.00
Risk-based capital	45,486	5.52	65,898	8.00	82,373	10.00

	June 30, 2008
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Tangible capital	$41,605	7.23%	$8,628	1.50%	-	-
Tier 1 leverage (core)	41,605	7.23	23,009	4.00	$28,761	5.00%
Tier 1 risk-based capital	41,605	8.94	18,617	4.00	27,925	6.00
Risk-based capital	45,848	9.85	37,233	8.00	46,542	10.00

The Company is also required by OTS regulation to maintain sufficient liquidity to assure its safe and sound operation.  The Company's primary sources of liquidity are deposits obtained through its branch office network, borrowings from the FHLB and other sources, amortization, maturity, and prepayment of outstanding loans and investments, and sales of loans and other assets.  During the nine months ended March 31, 2009, the Company used these sources of funds to fund loan commitments, purchase loans, and cover maturing liabilities and deposit withdrawals.  The Company had a total of $42.0 million of loan commitments outstanding as of March 31, 2009.   In addition, at March 31, 2009, the Company had $135.5 million in certificates of deposit, $83.5 million in FHLB advances, and $3.6 million in other borrowings that were scheduled to mature within one year.

Management believes that the Company has adequate resources to fund all of these obligations as well as the loan commitments it makes in the normal course of its business.  As of March 31, 2009, the Company had $16.9 million in interest-bearing deposits in other financial institutions available for short term liquidity needs.  In addition, the Company could sell securities currently available-for-sale to generate cash if needed.  The Company also believes it could adjust the rates it offers on certificates of deposit and other deposits to retain current deposit customers and generate new deposits if needed.  In addition to deposits, as of March 31, 2009, the company had borrowing capacity at the Federal Home Loan Bank to borrow an additional $23.0 million.

Management anticipates that the FHLB will decrease the Company’s borrowing limit at the FHLB from 25% of total assets to 20% of total assets (or approximately from $124.6 million to $99.7 million).  As of March 31, 2009, the Company’s has $91.3 million in borrowings with the FHLB.  As a result, this development is not expected to have a near-term impact on the Company’s operations.

Subsequent to the quarter end, the Federal Reserve informed the Company that it would require the Company to post $6.0 million in collateral in order to cover check inclearings going through the Federal Reserve.  The Company has posted the collateral and does not expect a near-term impact on the Company’s operations.

The following table presents, as of March 31, 2009, the expected future payments of the Bank’s contractual obligations.

	Payments Due in:
(In thousands)	Less than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	Five Years or Greater	Total
FHLB advances	$83,500	-	-	$1,250	$84,750
Other borrowings (1)	3,567	-	$3,000	-	6,567
Operating lease	141	$305	328	166	940
Data processing	652	785	-	-	1,437
Off-balance-sheet (2)	42,008	-	-	-	42,008
Total	$129,868	$1,090	$3,328	$1,416	$135,702

(1)	Includes securities sold under repurchase agreements.
(2)	Includes commitments to extend credit, net of commitments to sell loans.

Note 13.  Stock-based Compensation

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. Weighted-average assumptions used for stock options granted during the nine months ended March 31, 2009 under the 2006 Stock-Based Incentive Plan were as follows:

2009
Dividend yield	0.00%
Expected volatility	80.11%
Risk-free interest rate	1.77%
Expected life of awards (in years)	5.00
Weighted-average grant date fair value of awards granted during the year	$1.44

A summary of option activity for the nine months ended March 31, 2009 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Term (years)	Value
Outstanding options as of June 30, 2008	76,750	$17.44
Granted	25,000	2.15
Outstanding at March 31, 2009	101,750	$13.68	5.7	-
Exercisable at March 31, 2009	67,750	$16.89	4.3	-

Share-based compensation expense for the nine months ended March 31, 2009 and 2008 totaled approximately $103,000 and $130,000, respectively. As of March 31, 2009, there was $86,782 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, to be recognized over a weighted-average period of 1.4 years.

Note 14.  Bank Branch Office Sale

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

Results of Operations

Quarter Overview   The Company recorded a net loss for the three months ended March 31, 2009, of $3.0 million or $0.91 per diluted share, compared to a net loss of $1.8 million, or $0.57 per diluted share for the three months ended March 31, 2008.  Excluding OTTI charges and restructuring costs, net income is estimated to have been $445,000 or $0.13 per share for the three months ended March 31, 2009, compared to an estimated net loss of $1.9 million, or $0.58 per share for the three months ended March 31, 2008

Nine Month Overview   The Company’s net loss for the nine months ended March 31, 2009, was $912,000 or $0.28 per diluted share, compared to a net loss of $3.2 million or $0.98 per diluted share in the same period last year.  Excluding OTTI charges, restructuring costs and the gain on sale of branch offices, net income is estimated to have been $340,000 or $0.10 per share for the nine months ended March 31, 2009, compared to an estimated net loss of $1.3 million or $0.39 per share for the nine months ended March 31, 2008.

The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of net income during the three and nine month periods ended March 31, 2009.

Net Interest Income Net interest income for three-month period ended March 31, 2009, was $3.7 million compared to $3.9 million for the three-month period ended March 31, 2008.  The net interest margin improved 43 basis points to 3.29% for the three months ended March 31, 2009, from 2.86% for the three months ended March 31, 2008.  For the nine-month period ended March 31, 2009, net interest income was $12.6 million compared to $12.2 million for the nine-month period ended March 31, 2008.  The net interest margin improved 68 basis points to 3.61% for the nine months ended March 31, 2009, from 2.93% for the nine months ended March 31, 2008.  The increase in margin for both periods was due to a generally lower interest rate environment that decreased the cost of the Company’s interest-bearing liabilities faster than the decrease of yields on interest-earning assets.  The margin improvement was partially offset by a decrease in the Company’s average interest-earning assets.

The following tables set forth information regarding the average balances of the Company’s assets, liabilities, and equity, as well as the average yield on assets and average cost of liabilities for the periods indicated.  The information is based on daily average balances during the three-month and nine-month periods ended March 31, 2009 and 2008.

	Three months ended March 31,
	2009			2008
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (1)	$369,749	$5,081	5.57%	$416,552	$6,641	6.47%
Investment securities (2)	86,486	1,127	5.46%	126,771	1,864	6.10%
Deposits in other financial institutions	12,021	2	0.06%	9,802	67	2.77%
Total interest-earning assets	468,256	6,210	5.41%	553,125	8,572	6.32%
Non-interest-earning assets	51,113			66,823
Total assets	$519,369			$619,948
Interest-bearing liabilities:
Deposit liabilities	$333,266	1,952	2.38%	$412,414	3,570	3.51%
Borrowings	111,340	595	2.17%	93,054	1,092	4.76%
Total interest-bearing liabilities	444,606	2,547	2.32%	505,468	4,662	3.74%
Non-interest-bearing:
Deposit liabilities	42,640			44,269
Other liabilities	4,411			4,709
Total liabilities	491,657			554,446
Stockholders’ equity	27,712			65,502
Total liabilities and
stockholders' equity	$519,369			$619,948
Net interest income		$3,663			$3,910
Interest rate spread			3.09%			2.58%
Net interest margin (3)			3.29%			2.86%
Ratio of average interest-earning assets
to average interest-bearing liabilities			105.32%			109.43%

(1)	Average balances include nonaccrual loans and loans held for sale. Interest income includes amortization of deferred loan fees, which is not material.
(2)	Investment securities income is presented without the benefit of the tax effect of tax exempt income; yields are presented on a tax-effected basis.
(3)	Net interest margin represents net interest income, tax-effected, as a percentage of average earning assets.

	Nine months ended March 31,
	2009			2008
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable (1)	$390,089	$17,138	5.85%	$428,187	$21,474	6.68%
Investment securities (2)	86,999	4,085	6.43%	128,535	5,884	6.24%
Deposits in other financial institutions	5,765	3	0.06%	4,807	125	3.46%
Total interest-earning assets	482,853	21,226	5.89%	561,529	27,483	6.55%
Non-interest-earning assets	58,293			64,796
Total assets	$541,146			$626,325
Interest-bearing liabilities:
Deposit liabilities	$365,774	6,886	2.51%	$424,035	12,047	3.78%
Borrowings	97,270	1,776	2.43%	86,409	3,245	5.00%
Total interest-bearing liabilities	463,044	8,662	2.49%	510,444	15,292	3.99%
Non-interest-bearing:
Deposit liabilities	43,504			43,207
Other liabilities	4,578			4,860
Total liabilities	511,126			558,511
Stockholders’ equity	30,020			67,814
Total liabilities and
stockholders' equity	$541,146			$626,325
Net interest income		$12,564			$12,191
Interest rate spread			3.40%			2.56%
Net interest margin (3)			3.61%			2.93%
Ratio of average interest-earning assets
to average interest-bearing liabilities			104.28%			110.01%

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

Provision for Losses on Loans The provision for loan losses for the three months ended March 31, 2009, was $0.1 million as compared to $2.7 million for the quarter ended March 31, 2008.  For the nine months ended March 31, 2009, the provision for loan losses decreased to $2.1 million from $3.2 million during the same time period last year.  The decrease in both periods was attributed to the Company increasing its allowance for loan loss in the previous year in response to a deterioration of the Company’s asset quality and specific allowances that were recognized in the previous periods.

The Company’s allowance for loan losses totaled $6.2 million as of March 31, 2009, compared to $5.9 million as of March 31, 2008.  The Company’s methodology for establishing allowance for loan loss is heavily influenced by the level of the Company’s non-performing and classified loans.  Non-performing loans and classified assets have increased over the last year due to the well-publicized difficulties in the overall markets for commercial and residential real estate.  Although management believes that the Company’s present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Company’s results of operations.  For additional discussion, refer to “Financial Condition – Non-Performing and Classified Assets.”

The following table summarizes the activity in the Company’s allowance for loan losses for the three and nine months ended March 31, 2009 and 2008.

	Three months ended		Nine months ended
	March 31,		March 31,
(Dollars in Thousands)	2009	2008	2009	2008
Balance at beginning of period	$6,654	$2,056	$5,894	$1,797
Provision for loan losses	106	2,681	2,124	3,194
Charge-offs:
Commercial real estate loans	(251)	-	(472)	(182)
Commercial business loans	(126)	-	(986)	(71)
Consumer loans	(168)	(70)	(388)	(149)
Total loans charged-off	(545)	(70)	(1,846)	(402)
Recoveries	16	26	59	104
Charge-offs, net of recoveries	(529)	(44)	(1,787)	(298)
Balance at end of period	$6,231	$4,693	$6,231	$4,693

Allowance for loan losses to total loans	1.75%	1.14%	1.75%	1.14%
Allowance for loan losses to non-performing loans	28.76%	50.54%	28.76%	50.54%
Net annualized charge-offs to average loans outstanding	0.57%	0.04%	0.61%	0.09%

Non-Interest Income   Non-interest income totaled $1.7 million for the three months ended March 31, 2009, compared to $1.4 million during the same period in 2008.  For the nine months ended March 31, 2009, non-interest income totaled $10.3 million compared to $4.5 million for the nine month period ended March 31, 2008.  The following paragraphs discuss the principal components of non-interest income and the primary reasons for the changes from 2008 to 2009.

Service Charges on Deposit Accounts   Service charges on deposits increased $60,000 to $830,000 for the three month period ended March 31, 2009, as compared to the same period in the previous year.  For the nine months ended March 31, 2009, service charges on deposit accounts totaled $2.9 million as compared to $2.4 million for the nine months ended March 31, 2008.  The increase was due to a higher level of overdraft and interchange fees collected on debit card transactions.  The higher level of fees collected was primarily due to a significant increase in the number of checking accounts opened over the last year.

Service Charges on Commercial and Consumer Loans   Service charges on commercial and consumer loans decreased $15,000 to $43,000 for the three month period ended March 31, 2009, as compared to the same period in the previous year.  For the nine months ended March 31, 2009, service charges on loans decreased $155,000 to $123,000.  The decrease was primarily due to a reduction in the collection of prepayment penalties on commercial and commercial real estate loans during the current periods as compared to the previous periods.

Gain of Sale of Bank Branches On December 15, 2008, the Bank completed the sale of its Grinnell, Iowa, branch office to Lincoln Savings Bank. As a result of this transaction, the Bank recognized a gain on sale of $5.6 million.

Mortgage Banking Revenue   Mortgage banking revenue consists of gain on sale, collection of loan fees, and mortgage servicing income.  Mortgage banking revenue increased to $352,000 for the three months ended March 31, 2009, from $148,000 for the three months ended March 31, 2008.  For the nine months ended March 31, 2009, mortgage banking revenue increased to $599,000 from $519,000 for the nine months ended March 31, 2008.  The change in revenue is attributable to an increase in fixed rate mortgage origination volumes due to the overall decline in market interest rates.  In addition, during the most recent quarter, the Company sold approximately $13.0 million of agency conforming mortgage loans at a gain of approximately $100,000.  Subsequent to the quarter end, the Company was informed that, due to the Company’s capital levels, it was suspended from selling loans to FNMA. Management believes the suspension would be lifted when the Company regains “well capitalized” status.  The Company began to sell loans to another investor and is in the process of adding additional investors.  As a result, management believes the suspension from selling loans to FNMA will not have a significant impact on operations or future revenue.

Earnings from Bank Owned Life Insurance   Earnings from bank owned life insurance increased $8,000 to $147,000 for the three months ended March 31, 2009.  For the nine months ended March 31, 2009, earnings for bank owned life insurance increased $25,000 to $439,000 from $414,000 during the same period last year.  These changes were attributable to an increase in the investment yield of the underlying insurance policies.

Other Income   Other income increased $32,000 to $307,000 during the three month period ended March 31, 2009, as compared to the same period in the previous year.  For the nine months ended March 31, 2009, other income declined to $762,000 from $834,000 for the nine months ended March 31, 2008.  The differences between the two periods were primarily due to changes in the sales of fixed annuities and mutual funds.

Non-Interest Expense   Non-interest expense for the three months ended March 31, 2009, was $4.9 million compared to $5.2 million for the three months ended March 31, 2008.  For the nine months ended March 31, 2009, non-interest expense totaled $15.5 million compared to $15.2 million for the same period a year ago.   The following paragraphs discuss the principal components of non-interest expense and the primary reasons for the changes from 2008 to 2009.

Personnel Expense    Compensation and employee benefit expense was $2.4 million for the three months ended March 31, 2009, compared to $2.9 million for the three months ended March 31, 2008.  For the nine months ended March 31, 2009, compensation and employee benefits decreased to $7.7 million compared to $8.6 million for the nine months ended March 31, 2008.  The decrease in compensation and benefit expense was primarily due to the sale of the Grinnell, Iowa branch and the reorganization plan that the Company implemented in the previous quarter and continued during the current quarter.

Restructuring Costs  In order to reduce non-interest expense, the Company implemented a reorganization plan that reduced the full time equivalent employees to 149 at March 31, 2009, as compared to 196 in the previous year. The decrease in full time equivalent employees also includes the Grinnell, Iowa branch staff which consisted of eight full time equivalent employees.  Management anticipates a savings of approximately $2.5 million a year.  One time costs associated with that reorganization plan were $206,000 and $708,000 for the three and nine months ended March 31, 2009, respectively.

Office Property and Equipment   Office property and equipment expense increased $20,000 to $808,000 for the three months ended March 31, 2009, as compared to the same period in the previous year.  The increase is attributed to expenses associated with the reconfiguration of some of the Company’s office space as a result of the Company’s reorganization. For the nine months ended March 31, 2009 and 2008, office property and equipment expense totaled $2.2 million as compared to $2.3 million for the nine months ending March 31, 2008.  The decrease in office, property and equipment expense was due to less depreciation expense as a result of the sale of the Company’s Grinnell, Iowa branch.

Data Processing, ATM and Debit Card Transaction Costs, and Other Item Processing Expense Data processing, ATM and debit card transaction costs decreased to $271,000 for the three months ended March 31, 2009, from $336,000 for the three months ended March 31, 2008.  The decrease in expense for was attributed to a decline in software and hardware maintenance costs as compared to the same time period in the previous year.  For the nine months ended March 31, 2009 data processing, ATM and debit card transaction costs totaled $1.2 million as compared to $1.0 million for the nine months ended March 31, 2008.  This increase was partially due to the increased number of new checking accounts opened during the last twelve months as compared to the previous year.  In addition, the Company has been successful at increasing the number of internet and mobile banking users and the number of debit card transactions has increased.  As a result, processing costs to service these channels have increased as compared to the previous year.

Professional, Insurance, and Regulatory   Professional, insurance and regulatory expense for the three months ended March 31, 2009, increased to $451,000 from $282,000 for the same period a year ago.  For the nine months ended March 31, 2009, professional, insurance, and regulatory expense increased $480,000 to $1.3 million as compared to the nine months ended March 31, 2008.  The increase in expense for both periods is primarily due to costs incurred from clarifications of “mark-to-market” or “fair value” accounting rules and consulting costs associated with the sale of the Grinnell, Iowa branch.  Subsequent to the quarter end, the Company renewed its directors and officers insurance policy (D&O) insurance.  The cost of this policy has increased from approximately $30,000 per quarter to approximately $180,000 per quarter commencing during the Company’s fourth fiscal quarter.

Advertising, Donations, and Public Relations   Expenses related to advertising, donations and public relations decreased to $169,000 for the three months ended March 31, 2009, from $288,000 for the three months ended March 31, 2008.  For the nine months ended March 31, 2009, advertising, donations and public relations expense decreased to $738,000 from $1.1 million for the nine months ended March 31, 2008.  The decrease in expenses was due to non-recurring costs related to the Bank’s name change that occurred in the previous year.  In addition, during the quarter, the Company changed its focus to a lower cost; more individual customer focused advertising campaign as compared to a higher cost, mass marketing effort.

Communication, Postage, and Office Supplies   Communications, postage, and office supplies expense decreased by $16,000 from $212,000 for the three months ended March 31, 2008, to $196,000 for the three months ended March 31, 2009.  For the nine months ended March 31, 2009, communication postage and office supply expense decreased to $597,000 as compared to $647,000 for the three months ended March 31, 2008.   These decreases were primarily due to costs associated with the Bank’s name change that occurred in the previous year.  In addition, the Company has been successful in switching the delivery of account statements from paper to electronic delivery.

Loss on other real estate owned   Loss on other real estate owned decreased to $149,000 for the three months ended March 31, 2009, compared to $187,000 for the three months ended March 31, 2008.  For the nine months ended March 31, 2009, loss on other real estate owned totaled $490,000 compared to $256,000 for the nine months ended March 31, 2008.  The increase in expense during the fiscal year was due to an overall decline in real estate market values on properties the Company has received in foreclosure.

Other Non-Interest Expense   Other non-interest expense increased from $164,000 for the three months ended March 31, 2008, to $218,000 for the three months ended March 31, 2009.  For the nine months ended March 31, 2009, other expense increased to $657,000 compared to $554,000 for the nine months ended March 31, 2008.  This increase was due to costs incurred by the Company to dispose of foreclosed property.

“Other than Temporary” Impairment For the three months ended March 31, 2009, the Company recognized $17.0 million in total “other than temporary” impairment charges of which $5.2 million was recognized as OTTI losses recorded through earnings.  For the nine months ended March 31, 2009, the Company recognized $30.1 million in total “other than temporary” impairment charges of which $7.0 million was recognized as OTTI losses recorded through earnings.  The Company engaged independent consulting firms to assist in the valuation of the Company’s trust preferred securities and collateralized mortgage obligations.  Based on the consulting firm’s findings, management determined the Company’s trust preferred CDO securities had an aggregate fair value of $12.5 million at March 31, 2009.  Seven of the securities were determined to have OTTI write downs that were recognized in earnings. Two of the seven securities with an original par value of $4.4 million incurred an OTTI charge of $1.2 million for the three months ended March 31, 2009.  The Company does not have the ability and intent to hold these securities because they exceed the Bank’s loans-to-one-borrower limit and, pursuant to an agreement with the Bank’s federal regulator, will be sold when liquidity returns to the market. The remaining five of the seven securities with an original par value of $17.0 million had OTTI write down of $2.7 million for the three months ended March 31, 2009.  To determine the write down on these securities, the investment consulting firm projected cash flows for each collateralized debt obligation and discounted the cash flows at the original purchased yield.  The consulting firm analyzed each underlying bank or insurance company and assigned a probability of default.  Those default assumptions were then used to determine the projected cash flow of the security.  If the net present value of the cash flows was less than the cost basis of the security, the difference is considered credit related and is recorded through earnings.

Three of the Company’s collateralized mortgage obligations with an original par value of $14.0 million were also determined to be “other than temporarily” impaired.  Total “other than temporary” impairment on these securities as of March 31, 2009, was approximately $3.1 million. To determine the write down on these securities, management engaged a third party investment advisor to project cash flows for each mortgage backed security.  To determine the write down on these securities, the investment consulting firm projected cash flows for security and discounted the cash flows at the original purchased yield.  If the net present value of the cash flows was less than the cost basis of the security, the difference is considered credit related and is recorded through earnings.  The “other than temporary” loss related to credit and recognized in earnings totaled $1.3 million.

The effects of the trust preferred CDO securities on the Company’s earnings and capital position will continue to be influenced by market conditions and other factors, including specific issuer credit deterioration, deferral and default rates of specific issuer financial institutions, failure or government seizure of the underlying financial institution, rating agency actions, and the prices at which observable market transactions in these types of securities occur.  While management closely monitors the performance of the Company’s trust preferred CDO securities and does not intend to sell these securities prior to the recovery in value, the current market environment significantly limits the Company’s ability to mitigate its exposure to future OTTI write downs and price changes in these securities.  Accordingly, if market conditions deteriorate further, it is likely that the Company would then determine additional credit write downs on the Company’s trust preferred CDO securities.  Such a determination would have a further material adverse impact on the Company’s earnings, shareholders’ equity and regulatory capital.

The effects of the collateralized mortgage obligations on the Company’s earnings and capital position will be influenced by market conditions and other factors, including past due foreclosure and recovery rates of the underlying residential mortgages in the mortgage backed security.  If these conditions deteriorate further, it is likely that the Company would then determine additional credit write downs on the Company’s residential mortgage backed securities.  Such a determination would have a further material adverse impact on the Company’s earnings, shareholders’ equity and regulatory capital.

Income Tax Benefit Income tax benefit for the three months ended March 31, 2009, was $1.9 million compared to $1.2 million for the three months ended March 31, 2008.   For the nine months ended March 31, 2009, income tax benefit was $913,000 compared to $2.3 million for the nine months ended March 31, 2008.  The income tax benefit for the three months ended March 31, 2009 and 2008 represented 38% and 40% of pre-tax loss, respectively.  The income tax benefit for the nine months ended March 31, 2009 and 2008, represented 50% and 41% of pre-tax loss, respectively.  Differences in the income tax benefit as a percentage of the pre-tax loss were attributable to the level of non-taxable income as compared to the Company’s loss before the income tax benefit.

Financial Condition

Overview Total assets decreased by $66.4 million to $498.6 million at March 31, 2009, from $565.0 million at June 30, 2008.  On December 15, 2008, the Company completed the sale of its Grinnell, Iowa branch (“Branch”) to Lincoln Savings Bank.  Lincoln Savings Bank purchased at book value: the Branch, including equipment, furniture and fixtures associated with the Branch; the loans associated with the Branch; and the Bank's ATM located at Grinnell College.  As of the closing date these assets totaled $27.4 million.  In addition, Lincoln Savings Bank assumed certain liabilities; primarily, the deposits housed at the Branch, and paid a 10.58% premium, or $5.6 million, on $52.7 million in deposits.  As of the closing date, the liabilities assumed by Lincoln Savings Bank totaled $53.7 million.   In addition, during the most recent quarter, the Company sold approximately $13.0 million of agency conforming residential loans.

Securities Available-for-Sale and Held-for-Investment   Total securities decreased by $37.8 million to $53.4 million at March 31, 2009, from $91.2 million at June 30, 2008.  The decrease was primarily due to the decline in market value of the Company’s collateralized mortgage obligations (“CMOs”) and trust preferred Collateralized Debt Obligations (“CDOs”).  Trust preferred CDOs represent a participation interest in a pool of trust preferred debt or subordinated notes of banks, thrifts, insurance companies and REITS.  As of March 31, 2009, the collateral of the CDOs purchased by the Company are approximately 76% bank, 24% insurance companies, and less than one percent was either homebuilders or real estate investment trusts (“REITS”).  Investments were generally rated “A” or “triple-B” by independent rating agencies at the time of purchase.

Federal law and regulation generally permit the Bank to invest up to 35% of its assets in commercial paper and corporate debt securities. Notwithstanding this investment limit, guidance issued by the Office of Thrift Supervision ("OTS") imposes lower limits on such investments.  The Company was advised by the OTS that the aggregate amount of the Company's portfolio of trust-preferred pooled securities exceeds OTS regulatory guidelines. The Company filed a plan with the OTS on May 15, 2008, to come into compliance with such regulatory guidelines and the timeframe for doing so.  As part of such plan, the Company asked the OTS for approval to allow the Company to retain such securities, notwithstanding the regulatory guidelines. On September 25, 2008, the Company received a letter from the OTS that stated the OTS had no objection to the Company’s plan.  However, the OTS did conclude two bonds were in excess of the OTS loans to one borrower limit (LTOB).  As a result, the Company classified the portion over the LTOB limit as “other than temporarily impaired” at September 30, 2008 due to a lack of ability by the Company to hold these securities to maturity and/or forecasted recovery.  The Company intends to sell these two securities over the LTOB limit when liquidity returns to the market place.  Please refer to “Results of Operations – Other than Temporary Impairment,” above, and “Financial Condition – Stockholders’ Equity,” below, for additional discussion relating to the Company’s trust-preferred securities (“TPSs”) portfolio.

The table below sets forth information regarding the Company’s securities that were considered “other than temporary” impaired at March 31, 2009.

Issuer	Original rating (3)	Current rating (3)	Payment in kind (1)	Amortized cost	Market value	Unrealized (loss)	Total other- than- temporary impairment losses	Impairment losses recognized in earnings
							For the nine months ended March 31, 2009
TPS considered "other than temporarily" impaired:
Security A	Baa2/BBB	Ca/CC	No	$795,826	$269,200	$(526,626)	$380,800	$219,816
Security B	A3/A-	Ca/CC	Yes	7,300,000	2,012,252	(5,287,748)	3,626,278	-
Security B (2)	A3/A-	Ca/CC	Yes	432,157	432,157	-	-	652,036
Security C	A3/A-	Ca/CC	Yes	7,300,000	1,859,768	(5,440,232)	3,667,800	-
Security C (2)	A3/A-	Ca/CC	Yes	722,431	722,431	-	-	1,087,532
Security D	NR/BBB	NR/C	Yes	822,325	112,361	(709,964)	461,726	99,536
Security E	NR/BBB	NR/C	Yes	-	-	-	2,786,185	2,971,584
Security F	NR/BBB	NR/C	Yes	1,011,731	-	(1,011,731)	625,000	39,810
Security O	NR/BBB	NR/C	Yes	4,474,298	157,617	(4,316,681)	2,742,383	610,132
Security I	A2/A	Ca/CCC	No	5,945,411	1,842,913	(4,102,498)	2,771,087	-
Security J	A2/A	Ca/CC	Yes	1,992,666	554,229	(1,438,437)	904,724	-
Security K	A3/A-	Ca/C	Yes	1,999,247	491,112	(1,508,135)	758,581	-
Security L	NR/BBB	NR/C	Yes	5,208,647	327,874	(4,880,773)	2,412,545	-
Security M	A3/A-	Caa3/CC	No	4,934,514	1,426,568	(3,507,946)	1,949,600	-
Security N	NR/BBB	NR/C	Yes	3,032,092	283,501	(2,748,591)	1,449,059	-
Security P	A3/A-	Ca/C	No	6,000,000	2,016,000	(3,984,000)	2,394,000	-
Total TPS "other than temporarily" impaired				51,971,345	12,507,983	(39,463,362)	26,929,768	5,680,446

CMO considered "other than temporarily" impaired:
Security S (4)	AAA/AAA	B/B	N/A	3,263,516	2,142,537	-	1,050,155	1,109,596
Security T (5)	Aaa/AAA	Caa1/BBB	N/A	2,997,540	1,913,125	(862,442)	1,279,567	239,803
Security U (5)	AAA/AAA	Ba1/A	N/A	4,815,719	4,102,344	(713,376)	854,815	-
Total CMO "other than temporarily" impaired				11,076,775	8,158,006	(1,575,818)	3,184,537	1,349,399
Total "other than temporarily impaired" securities				$63,048,120	$20,665,989	$(41,039,180)	$30,114,305	$7,029,845

(1) The structure of these securities allows for payment in kind or the capitalization of interest to principal.
(2) Portion of the security that is over the Bank's Loans to One Borrower Limit.
(3) Ratings presented are Moodys/Fitch except for Securities S, T and U which are separately noted.
(4) Ratings presented are S&P/Fitch.
(5) Ratings presented are Moodys/S&P.

The investment portfolio is evaluated quarterly for other-than-temporary declines in the market value of individual investment securities.  Consideration is given to the length of time and the extent to which fair value has been less than cost, the financial condition and near term prospects of the issuer, the investment rating of the security, the expected cash flows, the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value, and other factors.  Generally, no one factor is considered presumptive or determinative, but rather all factors are considered based on their relative weighting.  As these factors and considerations change, the assessment of other-than-temporary impairment is reconsidered, which may result in additional securities being considered “other than temporarily” impaired in future periods.

The effects of the trust preferred CDO securities on the Company’s earnings and capital position will continue to be influenced by market conditions and other factors, including specific issuer credit deterioration, deferral and default rates of specific issuer financial institutions, failure or government seizure of the underlying financial institution, rating agency actions, and the prices at which observable market transactions in these types of securities occur.  While management closely monitors the performance of the Company’s trust preferred CDO securities and does not intend to sell these securities prior to the recovery in value, the current market environment significantly limits the Company’s ability to mitigate its exposure to future OTTI write downs and price changes in these securities.  Accordingly, if market conditions deteriorate further, it is likely that the Company would then determine additional credit write downs on the Company’s trust preferred CDO securities.  Such a determination would have a further material adverse impact on the Company’s earnings, shareholders’ equity and regulatory capital.

The effects of the CMOs on the Company’s earnings and capital position will be influenced by market conditions and other factors, including past due foreclosure and recovery rates of the underlying residential mortgages in the mortgage backed security.  If these conditions deteriorate further, it is likely that the Company would then determine additional credit write downs on the Company’s residential mortgage backed securities.  Such a determination would have a further material adverse impact on the Company’s earnings, shareholders’ equity and regulatory capital.

Loans Receivable  Loans receivable decreased by $58.1million to $355.6 million as of March 31, 2009, from $413.7 million at June 30, 2008.  The decrease is partially attributable to the sale of the branch in Grinnell, Iowa and the sale of approximately $13.0 million of agency conforming residential loans.    The following table sets forth information regarding the Company’s loan portfolio, by type of loan, on the dates indicated.

	March 31, 2009		June 30, 2008
(Dollars in Thousands)	Amount	%	Amount	%
One- to four-family residential (1)	$76,322	21.84	$111,933	27.45
Multi-family residential (1)	31,874	9.12	40,451	9.92
Non-residential real estate (1)	113,105	32.38	132,794	32.56
Commercial business loans	54,728	15.67	62,217	15.26
Home equity and second mortgage loans	31,518	9.02	33,003	8.09
Auto loans	4,676	1.34	4,648	1.14
Education loans	7,955	2.28	-	-
Other non-mortgage loans (2)	34,966	10.01	28,700	7.04
Loans in process, unearned discounts and premiums,
and net deferred loan fees and costs	423	0.12	(33)	(0.01)
Subtotal	355,567	101.78	413,713	101.45
Allowance for loan losses	(6,231)	(1.78)	(5,894)	(1.45)
Total loans, net	$349,336	100.00	$407,819	100.00

(1) Includes construction loans.
(2) Includes other secured and unsecured personal loans.

Office property and equipment   Office property and equipment decreased from $18.8 million at June 30, 2008, to $16.3 million at March 31, 2009.  The decrease is primarily attributable to the aforementioned sale of the branch in Grinnell, Iowa and depreciation of the Company’s office equipment.

FHLB Stock   The Company’s FHLB stock increased from $4.3 million at June 30, 2008, to $5.9 million at March 31, 2009.  The increase was a direct result of the increase in FHLB advances, which increases the level of FHLB stock required to be held.  The purchase of stock is required in order to receive advances.  FHLB stock is historically purchased and sold at par. On May 14, 2009, the Board of Directors of the FHLB – Des Moines approved a first quarter 2009 dividend at an annualized rate of 1.0 percent.  The dividend was paid on May 22, 2009.

Foreclosed and Repossessed Assets  Foreclosed and repossessed assets increased to $7.9 million at March 31, 2009 compared to $0.9 million at June 30, 2008.  The increase was primarily due to two large commercial real estate relationships consisting of five different projects entering into foreclosure proceedings.  However, the amount of foreclosed and repossessed assets decreased from the prior quarter.   At December 31, 2008, foreclosed and

repossessed assets were $8.6 million.  Please refer to “Financial Condition - Non-Performing and Classified Assets” for more detail.

Deferred Tax Asset   The Company’s deferred tax asset increased from $9.9 million at June 30, 2008 to $19.4 million at March 31, 2009.  The increase was primarily due to deferred tax assets related to unrealized losses on available-for-sale securities.

Deposit Liabilities   Deposit liabilities decreased by $59.3 million, to $387.3 million at March 31, 2009, from $446.6 million at June 30, 2008.  The decrease in deposits was largely due to the aforementioned sale of the branch in Grinnell, Iowa.   However, deposit liabilities increased during the most recent quarter.  As of December 31, 2008, deposit liabilities were $369.7 million.  The increase in deposit liabilities during the quarter was attributable to a renewed focus on small business and relationship building.

	March 31, 2009		June 30, 2008
(Dollars in Thousands)	Amount	%	Amount	%
Non-interest-bearing checking	$45,422	11.73	$48,490	10.86
Interest-bearing checking accounts	70,479	18.20	98,410	22.04
Money market accounts	39,286	10.14	54,539	12.21
Savings accounts	22,796	5.89	24,959	5.59
Certificates of deposit	209,352	54.04	220,170	49.30
Total deposits	$387,335	100.00	$446,568	100.00

FHLB Advances and Other Borrowings   The Company’s FHLB advances and other borrowings increased $9.7 million, to $91.3 million at March 31, 2009, from $81.6 million at June 30, 2008.  The change was due to increased borrowings to assist in the funding of Grinnell, Iowa branch sale.

Stockholders’ Equity Total stockholders’ equity decreased by $16.6 million from $32.0 million at June 30, 2008, to $15.4 million at March 31, 2009.  The decrease was primarily attributable to an increase in accumulated other comprehensive loss.  The increase in accumulated other comprehensive loss was caused by a decline in the fair value of the Company’s TPS portfolio and CMO portfolio.  The cash flows of the Company’s TPSs are derived from trust preferred securities and subordinated debt issued by well-diversified pools of banks and thrifts (76%), insurance companies (24%), and REIT/homebuilders (less than 1%).  The Company’s TPS securities are secured through a combination of subordination from lower classes within the TPS structures, as well as over-collateralization of available future contractual cash flows.

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

Non-Performing and Classified Assets   Non-performing assets at March 31, 2009, increased to $29.6 million as compared to $18.6 million at June 30, 2008.  Non-performing assets as a percentage of total assets increased from 3.30% at June 30, 2008, to 5.92% as of March 31, 2009.  The increase in non-performing assets is primarily due to a $7.5 million loan originated to an investor group for the purchase and renovation of an existing office building into condominiums in Des Moines that was placed on non-accrual during the current quarter.  In addition, a $3.1 million loan to a real estate holding company for a formal wear manufacturer and distributor was placed on non-accrual during the current quarter.

The following table sets forth information regarding non-accrual loans and other non-performing assets at the dates indicated.

(Dollars in Thousands)	March 31, 2009	June 30, 2008
Loans accounted for on a non-accrual basis:
One- to four-family residential	$1,329	$1,167
Multi-family residential	1,613	3,230
Non-residential real estate	16,645	11,825
Commercial business	1,795	1,428
Consumer	282	99
Total non-performing loans	21,664	17,749
Foreclosed and repossessed assets	7,927	873
Total non-performing assets	$29,591	18,622
Restructured loans not included in other non-performing categories above	$5,362	$5,206

Non-performing loans as a percentage of total loans	6.09%	4.29%
Non-performing assets as a percentage of total assets	5.93%	3.30%

As of March 31, 2009, the Company’s adversely classified assets totaled $37.2 million (which includes non-performing loans in the above table) compared to $24.2 million, as of June 30, 2008.  Adversely classified assets include loans rated “Substandard”, “Doubtful”, or “Loss”, as well as foreclosed and repossessed assets.  Although the Company’s classified assets increased, management believes the allowance for loan loss was adequate.

The Company was closely monitoring nine classified assets totaling $31.5 million that are included in the $37.2 million total.  These loan relationships were classified “Substandard” as of that date.  The following paragraphs contain a brief discussion of each relationship.

In 2005, the Company originated a loan to an investor group for the purchase and renovation of an existing office building into condominiums in Des Moines.  The current balance of this loan is $7.5 million.  Condominium sales have been slow and the project has not met its sales targets.  Management recently started foreclosure action on this loan and has placed it on nonaccrual status.  This loan relationship has been classified “Substandard.”   Management does not anticipate a loss on this loan at this time.

The Company originated a total of $8.5 million of loans to various real estate projects in Des Moines, Iowa that had a common guarantor.  The guarantor has experienced financial difficulties.  As a result, cash flow was not sufficient to service the debt.  As a result, the Company foreclosed on all properties and the relationship was transferred to foreclosed and repossessed assets in September 2008.  Some properties have been sold which has brought the balance down to $6.8 million.  Management does not anticipate a loss on this loan at this time.

In October 2003, the Company purchased a $3.1 million loan.  The borrower is a real estate holding company for a formal wear manufacturer and distributor.  The Company recently started foreclosure action against the borrower.  As a result, management has classified this loan as “Substandard” and is on non-accrual status.  Management does not anticipate a loss on this loan at this time.

In October 2007, the Company originated loans totaling $3.1 million for the development of residential properties in Minnesota.  The project is behind schedule and a recent appraisal revealed a significant decrease in the value of the project.  As a result, the loan was placed on non-accrual and a currently has a specific allowance of $785,000.

In May 2007, the Company purchased a participation in a $33.0 million loan for construction of a bio-diesel plant in south-eastern Nebraska.  The current balance is $3.2 million is currently in foreclosure proceedings.  Management has classified this loan as “Substandard” and it was placed on non-accrual status.  Management does not anticipate a loss on this loan at this time.

In 2005, the Company purchased a participation in a $60.0 million loan for a residential condominium and hotel project in Minneapolis, MN.  The current balance is $3.1 million. Over 60% of the condominiums in the project have contracts to sell but have been unable to close due to the condominium purchasers being unable to obtain “jumbo” loan financing.  As a result, the condominium project is unable to cash flow and has strained the cash flow of the entire project.  As a result, management has classified this loan as “Substandard”.  Management does not anticipate a loss on this loan at this time.

 In 2007, the Company originated a $2.4 million loan for the construction of commercial properties.  The project is behind schedule due to numerous weather related delays.  Management has classified this loan “Substandard” and it is on non-accrual status.  The Company recently received a new appraisal on the property.  The new appraisal supports the current loan balance and would normally result in a zero specific allowance.  However, due to the uncertainty of this project, management decided to lower the specific allowance to $340,000 from $700,000 on this loan relationship.

In August 2003, the Company purchased a loan to a garage door company in Colorado.  The balance at March 31, 2009 was $1.6 million.  Cash flow from the business is not sufficient to service the debt.  The guarantors have injected cash into the business to keep the loan current.  As a result, management has classified this loan as “Substandard”.  The loan remains on accrual status.   Management does not anticipate a loss on this loan at this time.

In 2003, the Company originated a $1.3 million loan for development of land in Des Moines, Iowa.  The current principal balance of this loan is $0.7 million.  The Company foreclosed on all properties and the relationship was transferred to foreclosed and repossessed assets.

Liquidity and Capital
           On March 27, 2009, Moody’s Investor Service downgraded seven of the Company’s fourteen trust preferred CDO securities to below investment grade.  On April 9, 2009, Fitch Ratings downgraded the remaining seven trust preferred CDO securities to below investment grade.  As a result of these downgrades, the Bank is required to apply a higher “risk weighting formula” to these securities when calculating its regulatory capital ratios.  That formula calls for increasing the Bank’s risk-weighted assets for these securities to $433.8 million, well above the $49.7 million in par value held by the Company.  Upon applying the higher level of risk weighted assets to the Bank’s regulatory capital ratios, the calculated ratios as of March 31, 2009 were as follows:  Tier I leverage ratio of 7.85% (compared to an adequately capitalized threshold of 4.00%); a Tier I risk-based capital ratio of 5.01% (compared to an adequately capitalized threshold of 4.00%); and a total risk-based capital ratio of 5.52% (compared to an adequately capitalized threshold of 8.00%).  As the Bank is less than adequately capitalized (when measured against the total risk-based capital requirement), the Bank is subject to a higher level of regulatory oversight and supervision.

In light of these developments, the Company received a formal regulatory letter on May 10, 2009.  The letter requires the Bank to increase its capital to return to adequately capitalized status and file a capital restoration plan by June 15, 2009.   In addition, the Company is subject to a number of restrictions including but not limited to:
•	The Company cannot make or pay any capital distributions without prior written approval of the OTS.
•	The Company’s average total assets cannot in any calendar quarter exceed average assets during the previous quarter without prior written approval of the OTS.
•	The Company may not acquire any interest in any company or insured depository institution.
•	The Company may not accept any new brokered deposit.
•
The Company may not pay any bonus to a senior executive officer or provide compensation to any senior executive officer exceeding that officers average rate of compensation (excluding bonuses, stock options, and profit sharing) without written approval from the OTS.

The Company also believes a formal regulatory action is imminent.   This action would formalize the restrictions stated above into a required board resolution. Any additional formal or informal regulatory action may have a material adverse impact on the Company.

 As part of the plan to improve capital adequacy, the Company has engaged Sandler O’Neill & Partners, an investment banking firm, to advise the Company with respect to strategic alternatives, including selected asset and branch sales.  The Company also has engaged in substantive negotiations with several private equity groups related to a potential equity investment in the Company.  There can be no assurance that these discussions will result in a transaction. In addition, an investment in the Company by one or more private equity investors would result in substantial dilution to existing stockholders of the Company.

The Bank's actual and required capital amounts as of March 31, 2009, and June 30, 2008, were as follows:

	March 31, 2009
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Tangible capital	$41,229	7.85%	$7,879	1.50%	-	-
Tier 1 leverage (core)	41,229	7.85	21,011	4.00	$26,264	5.00%
Tier 1 risk-based capital	41,229	5.01	32,949	4.00	49,424	6.00
Risk-based capital	45,486	5.52	65,898	8.00	82,373	10.00

	June 30, 2008
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Tangible capital	$41,605	7.23%	$8,628	1.50%	-	-
Tier 1 leverage (core)	41,605	7.23	23,009	4.00	$28,761	5.00%
Tier 1 risk-based capital	41,605	8.94	18,617	4.00	27,925	6.00
Risk-based capital	45,848	9.85	37,233	8.00	46,542	10.00

The Company is also required by OTS regulation to maintain sufficient liquidity to assure its safe and sound operation.  The Company's primary sources of liquidity are deposits obtained through its branch office network, borrowings from the FHLB and other sources, amortization, maturity, and prepayment of outstanding loans and investments, and sales of loans and other assets.  During the nine months ended March 31, 2009, the Company used these sources of funds to fund loan commitments, purchase loans, and cover maturing liabilities and deposit withdrawals.  The Company had a total of $42.0 million of loan commitments outstanding as of March 31, 2009.   In addition, at March 31, 2009, the Company had $135.5 million in certificates of deposit, $83.5 million in FHLB advances, and $3.6 million in other borrowings that were scheduled to mature within one year.

Management believes that the Company has adequate resources to fund all of these obligations as well as the loan commitments it makes in the normal course of its business.  As of March 31, 2009, the Company had $16.9 million in interest-bearing deposits in other financial institutions available for short term liquidity needs.  In addition, the Company could sell securities currently available-for-sale to generate cash if needed.  The Company also believes it could adjust the rates it offers on certificates of deposit and other deposits to retain current deposit customers and generate new deposits if needed.  In addition to deposits, as of March 31, 2009, the company had borrowing capacity at the Federal Home Loan Bank to borrow an additional $23.0 million.

Management anticipates that the FHLB will decrease the Company’s borrowing limit at the FHLB from 25% of total assets to 20% of total assets (or approximately from $124.6 million to $99.7 million).  As of March 31, 2009, the Company’s has $91.3 million in borrowings with the FHLB.  As a result, this development is not expected to have a near-term impact on the Company’s operations.

Subsequent to the quarter end, the Federal Reserve informed the Company that it would require the Company to post $6.0 million in collateral in order to cover check inclearings going through the Federal Reserve.  The Company has posted the collateral and does not expect a near-term impact on the Company’s operations.

The following table presents, as of March 31, 2009, the expected future payments of the Bank’s contractual obligations.

	Payments Due in:
(In thousands)	Less than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	Five Years or Greater	Total
FHLB advances	$83,500	-	-	$1,250	$84,750
Other borrowings (1)	3,567	-	$3,000	-	6,567
Operating lease	141	$305	328	166	940
Data processing	652	785	-	-	1,437
Off-balance-sheet (2)	42,008	-	-	-	42,008
Total	$129,868	$1,090	$3,328	$1,416	$135,702

(1)	Includes securities sold under repurchase agreements.
(2)	Includes commitments to extend credit, net of commitments to sell loans.

Off-Balance Sheet Arrangements

In addition to the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and letters of credit.  For the nine months ended March 31, 2009, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, there have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended March 31, 2009.

There were no share repurchases during the quarter ended March 31, 2009.

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

FIRST FEDERAL BANKSHARES, INC.

DATE: June 30, 2009	BY:	/s/ Levon L. Mathews
Levon L. Mathews
President and Chief Executive Officer

DATE: June 30, 2009	BY:	/s/ Michael S. Moderski
Michael S. Moderski
Senior Vice President, Chief Financial Officer
and Treasurer