Form 10-K
period 2009-06-30
FIRST FEDERAL BANKSHARES INC
filed 2009-12-10
CIK 1075348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2009
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-25509

FIRST FEDERAL BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1485449
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

423 Sixth Street, Suite 400 Sioux City, Iowa	51101
(Address of principal executive offices)	Zip code

(888) 859-5424
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
Title of class

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price, as reported on the Over-the-Counter Bulletin Board on December 31, 2008 was $5,728,290.  This amount does not include shares held by officers and directors.

As of November 30, 2009, there were 3,304,471 outstanding shares of the Registrant’s Common Stock.

FORWARD-LOOKING STATEMENTS

This report may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties.  When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, and similar expressions identify such forward-looking statements.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein.  These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to economic, competitive, regulatory, and other factors affecting the Company’s operations, markets, products and services, as well as strategies and other factors discussed elsewhere in this report.  Many of these factors are beyond the Company’s control.

PART I

ITEM 1	BUSINESS

First Federal Bankshares, Inc.

First Federal Bankshares, Inc. (the “Company”) is a Delaware corporation that previously served as the holding company for Vantus Bank (formerly known as “First Federal Bank”), a federally-chartered stock savings bank headquartered in Sioux City, Iowa (the “Bank”).  Included in this section is information regarding the Company’s significant operating and accounting policies, practices and procedures, its competitive and regulatory markets, and its business environment. Information regarding the Company’s current financial condition and results of operations is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, and Part II, Item 8, “Financial Statements and Supplementary Data.”  This section should be read in conjunction with those sections.

The Company’s principal executive office is located at 423 Sixth Street, Suite 400, Sioux City, Iowa, 51101, and its telephone number at that address is (888) 859-5424. The Company has no website. The Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are filed with the Securities and Exchange Commission (“SEC”) and available on the SEC website (www.sec.gov).

On September 4, 2009, the Company’s operating subsidiary, Vantus Bank was closed by the Office of Thrift Supervision (“OTS”) and all assets and liabilities of Vantus Bank were transferred to the Federal Deposit Insurance Corporation (“FDIC”) in its capacity as receiver for Vantus Bank. Subsequently, Great Southern Bank assumed all of the deposits of the Bank and purchased certain of the Bank’s assets in a transaction facilitated by the FDIC.  The Company did not receive any proceeds from the transaction with Great Southern Bank. Since the closure of Vantus Bank, the Company has had no substantive operations or productive assets.

The Company’s Board of Directors approved a Plan of Dissolution and Liquidation on September 29, 2009.  The Company’s Board of Directors has submitted the Plan of Dissolution and Liquidation to the stockholders for approval at a special meeting of stockholders to be held on December 18, 2009.  The principal terms of the Plan of Dissolution provide for:

•	the voluntary dissolution of the Company and the winding up of its business and affairs in accordance with Delaware law; and
•	the distribution to the Company’s stockholders of the Company’s remaining assets.
The Company has no ongoing operations.  The closure of the Bank and the Board’s intent to pursue a Plan of Dissolution gives rise to substantial doubt about the Company’s ability to continue as a going concern.

Winding up of the Company

In accordance with Delaware law (assuming that the stockholders approve the Plan of Dissolution), the Company’s business and affairs will be wound up under the direction of the Board of Directors. We expect that some of the directors and officers will continue to serve for a period of time after the approval of the Plan of Dissolution, but will then resign and that any vacancies resulting from their resignations will be eliminated by action of the Board of Directors, in accordance with the Bylaws. Depending on the length of time taken to wind up the affairs of the Company, other individuals (who may be former officers or directors of the Company) may be elected by the remaining directors to oversee completion of the winding up. Delaware law also permits the Board of Directors, any creditor or any stockholder to apply to the Delaware courts at any time during the winding up proceedings to have such proceedings continued under the law and the supervision of the court.

In the event the Company’s winding up takes materially longer than anticipated, the Company’s Board of Directors may establish a liquidating trust to administer the remaining tasks involved in winding up the Company’s affairs. In such event, the remaining assets of the Company would be transferred to the liquidating trust and the Company’s stockholders would become the beneficiaries of the trust. Beneficial interests in the trust likely would not be transferable (except by operation of law).

No federal or state regulatory approvals are required in order for the Company to effectuate the Plan of Dissolution, other than compliance with the applicable laws of Delaware governing the winding up of corporations, with which the Company expects to be able to comply in the ordinary course.

We presently believe that the Company has no material liabilities. Barring unforeseen events, we anticipate that we will be able to complete the Company’s winding up and make a distribution to stockholders as soon as the fourth calendar quarter of 2009 or the first calendar quarter of 2010. However, there is no assurance that the winding up of the Company will not take longer than anticipated. It may take longer than currently anticipated to complete the necessary proceedings and unanticipated claims may be raised against the Company, the resolution of which may delay completion of the Company’s winding up. It may also be necessary for the Company to use its assets as security for asserted claims. In addition, if there are valid claims against the Company, it may be necessary for the Company to satisfy these claims out of its assets. Accordingly, there is no assurance that we will be able to distribute all, or any, of the assets to stockholders as anticipated.

As of June 30, 2009, the Company owned 100% of the Bank’s common stock, and engaged in no substantial activities other than its ownership of such common stock.  Consequently, its net loss was derived primarily from the Bank’s operations. At June 30, 2009, the Company had total assets of $492.4 million, consisting of $491.5 in discontinued operations of Vantus Bank and $0.9 million of continuing assets of the Company.  Stockholders’ equity (deficit) at June 30, 2009 was a deficit of $9.4 million. Both the Company and the Bank report the results of their operations on a fiscal year basis ending June 30th.

The Company loaned the ESOP funds to purchase common stock of the Company.  The Company determined that the loan to the ESOP was impaired and the balance of $570,258 was written-off as of June 30, 2009 and included in other expense.   See Note 3 to the Notes to Consolidated Financial Statements.  Additional paid-in capital was also reduced by $438,270 for the unearned ESOP shares.

Vantus Bank

On September 4, 2009, the Company’s operating subsidiary, Vantus Bank was closed by the Office of Thrift Supervision and all assets and liabilities of Vantus Bank were transferred to the Federal Deposit Insurance Corporation in its capacity as receiver for Vantus Bank. Subsequently, Great Southern Bank assumed all of the deposits of the Bank and purchased certain of the Bank’s assets in a transaction facilitated by the FDIC.  The Company did not receive any proceeds from the transaction with Great Southern Bank.

Sources of Funds

The Company has no ongoing operations.  At June 30, 2009 the Company’s source of funds consisted of checking and money market funds totaling $857,000.

Legislation was enacted November 6, 2009 which permits corporate taxpayers to elect to carryback net operating losses up to five years.   The Company has not yet determined whether it will be entitled to a refund for previous tax years under the recently enacted legislation.

Subsidiary Activities

During fiscal year 2008, the Company had two wholly-owned subsidiaries:  Vantus Bank and Equity Services, Inc. (“ESI”), which was in the business of developing residential lots and dwellings in the Bank’s primary market area.  During fiscal year 2008, ESI ceased operations and was liquidated.  Since the Company engaged in no other significant activities beyond its ownership of the Bank, the description of the Company’s activities in this Form 10-K effectively represents a description of the activities of the Bank.

The Bank had one wholly-owned subsidiary.  First Financial Corporation of Sioux City (“FFC”), which formerly operated a title search and abstract continuation business through its wholly-owned subsidiary, Sioux Financial Company (“SFC”).  During fiscal year 2007, SFC sold substantially all of the assets of its title search and abstract continuation business, ceased operations and was liquidated.  The after tax gain on the sale of these assets was $510,000. SFC’s financial information was classified as discontinued operations in the Company’s 2007 financial statements.   FFC was purchased by Great Southern Bank in the asset sale facilitated by the FDIC in connection with the closure of Vantus Bank.

Personnel

As of June 30, 2009, the Company and its wholly-owned subsidiaries had 149 full-time equivalent employees.  None of the Company’s employees was represented by a collective bargaining group.  As a result of closure of Vantus Bank on September 4, 2009, the Company no longer has any employees.

Competition

The Company has no ongoing operations and, accordingly, no competition.

Regulation

Holding Company Regulation Prior to the closure of Vantus Bank, the Company was a non-diversified savings and loan holding company within the meaning of the HOLA.  As such, the Company was registered with the OTS and was subject to OTS regulations, examinations, supervision and reporting requirements.  In addition, the OTS had enforcement authority over the Company and its non-savings institution subsidiaries.  As a result of the closure of Vantus Bank, the Company is no longer a savings and loan holding company, and, accordingly, is no longer subject to OTS regulations, supervision, examination or reporting requirements.

Federal Securities Laws. Shares of the Company’s common stock are registered with the SEC under Section 12(g) of the Exchange Act.  The Company is also subject to the proxy rules, tender offer rules, insider trading restrictions, annual and periodic reporting, and other requirements of the Exchange Act.  Subsequent to obtaining stockholder approval of the Plan of Dissolution and Liquidation, the Company intends to file with the SEC to de-register its shares of common stock.  If this occurs, the Company will no longer be subject to SEC rules, including the disclosure and reporting requirements of the Sarbanes-Oxley Act of 2002.

Federal and State Taxation

Federal Taxation  The Company is subject to those rules of federal income taxation generally applicable to Companies under the Internal Revenue Code of 1986, as amended (the “IRC”).  The Company, the Bank, and the Bank’s wholly owned subsidiaries file a consolidated federal income tax return.  The consolidated entity pays taxes at the federal statutory rate of 35% of its taxable income, as defined in the IRC.  Refer to Notes 1 and 5 of the Company’s Audited Consolidated Financial Statements, included herein under Part II, Item, 8, “Financial Statements and Supplemental Data,” for additional discussion.  As of June 30, 2009, the Company had no material disputes outstanding with the Internal Revenue Service.

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

Subsequent to obtaining stockholder approval of the Plan of Dissolution and Liquidation, the Company intends to file tax returns for the year ended June 30, 2009 and for the partial period ending as of the effective date of the Company’s dissolution.  In addition, the Company may file amendments to its tax returns for certain previous years as a result of recent changes in tax legislation that may permit the Company to take advantage of loss carryback provisions.  After dissolution, the Company will no longer be subject to federal or state taxation.

ITEM 1A	RISK FACTORS

There is no assurance as to when the Company’s winding up will have progressed sufficiently to permit distribution of the remaining assets to the Company’s stockholders, or that distribution of all or any part of the remaining assets will be permissible.

There is no guarantee that the winding up of the Company will not take longer than anticipated. It may take longer than currently anticipated to complete the necessary proceedings and unanticipated claims may be raised against the Company, the resolution of which may delay completion of the Company’s winding up. In addition, it may also be necessary for the Company to utilize some or all of its assets as security for disputed, conditional or contingent claims while they are being resolved. If there are valid claims against the Company, it may be necessary for the Company to utilize some or all of its assets to satisfy these claims. Accordingly, there is no guarantee that we will be able to distribute all, or any, of the remaining assets to stockholders as anticipated.

If the Company’s assets are distributed to stockholders without payment of or appropriate provision being made for all the Company’s liabilities in connection with the winding up of its affairs, stockholders could be liable for amounts distributed to them.

Under Delaware law, if we fail to pay or provide adequately for the Company’s liabilities and obligations in connection with the winding up of the Company, for a period of three years following the filing by the Company of its certificate of dissolution, a stockholder of the Company could be held liable to creditors of the Company for his or her pro rata portion (based on ownership of common stock as of the record date for the distribution) of any such liability, limited to the amount previously received by the stockholder in distributions from the Company under the Plan of Dissolution. If we make a distribution to you, but have not held back enough cash to satisfy all Company liabilities, you might have to pay back some or all of the assets you receive. We do not plan to make any distribution pursuant to the Plan of Dissolution without payment or adequate provision having been made for all the Company’s liabilities.

ITEM 1B	UNRESOLVED STAFF COMMENTS

The Company does not have any unresolved comments from the Securities and Exchange Commission.

ITEM 2	PROPERTIES

The Company has no ongoing operations as a result of closure of the Bank.  As a result of liquidation of its wholly-owned subsidiary ESI, the Company received a building lot with a carrying value of approximately $40,000.  The Company has attempted to sell the lot for an extended period of time without success.  The Company determined that there was no equity in the property after consideration of a special paving assessment and estimated costs to sell.   The carrying value of the lot was written-off as of June 30, 2009 and this write-off is included in other expense.  The Company leased premises for the Bank’s operations as of June 30, 2009, but had no premises or equipment subsequent to September 4, 2009, the date of closure of the Bank.

ITEM 3	LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Company is periodically involved incident to the Company’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal 2009 to a vote of security holders.  Stockholders will vote on the Plan of Dissolution and Liquidation at a special meeting to be held on December 18, 2009.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of June 30, 2009, the Company’s common stock was listed on the NASDAQ Global Market under the symbol “FFSX.”  On September 17, 2009, trading in the Company’s common stock on The Nasdaq Global Market was suspended.  On October 6, 2009, NASDAQ filed with the SEC a Form 25-NSE, which removed the Company’s common stock from listing and registration on The Nasdaq Global Market.  The shares of common stock of the Company are now quoted on the OTC (over-the-counter) Bulletin Board (“OTCBB”) and on the “Pink Sheets” with ticker symbol “FFSX”.  The OTCBB is a regulated quotation service that displays quotes, last sale prices, and volume information in OTC equity securities.  Stocks trading on the OTCBB or the Pink Sheets are not “listed” or sponsored by the issuers. If the Plan of Dissolution is approved, the Company plans to close its stock transfer books as of 5:00 p.m. on the date on which the Company files a certificate of dissolution with the State of Delaware, which the Company expects will be the day after the special meeting on December 18, 2009.

As of November 16, 2009, the Company had 1,606 stockholders of record (excluding the number of persons or entities holding stock in nominee or “street” name through various brokerage firms), and 3,304,471 shares outstanding.

The following table sets forth market price and dividend information for the Company’s common stock.  Information is presented for each quarter of the previous two fiscal years.

Fiscal Year				Cash
Ended June 30,			Closing	Dividends
2009	High	Low	Price	Paid

First quarter	$7.25	$4.50	$4.52	-
Second quarter	2.75	1.55	1.85	-
Third quarter	2.44	1.00	1.63	-
Fourth quarter	2.39	1.30	1.31	-

Fiscal Year				Cash
Ended June 30,			Closing	Dividends
2008	High	Low	Price	Paid

First quarter	$19.00	$17.30	$17.40	$0.105
Second quarter	17.50	12.80	14.05	0.11
Third quarter	15.50	10.91	13.80	0.11
Fourth quarter	14.87	6.00	6.57	-

The Company does not intend to pay any dividends to stockholders until it has completed the winding up process and is able to distribute its assets to stockholders in accordance with the Plan of Dissolution and Liquidation.  Barring unforeseen events, we anticipate that we will be able to complete the Company’s winding up and make a distribution to stockholders as soon as the fourth calendar quarter of 2009 or the first calendar quarter of 2010.

However, there is no assurance that the winding up of the Company will not take longer than anticipated. It may take longer than currently anticipated to complete the necessary proceedings and unanticipated claims may be raised against the Company, the resolution of which may delay completion of the Company’s winding up. It may also be necessary for the Company to use its assets as security for asserted claims. In addition, if there are valid claims against the Company, it may be necessary for the Company to satisfy these claims out of its assets. Accordingly, there is no assurance that we will be able to distribute all, or any, of the assets to stockholders as anticipated.

As of November 16, 2009 the Company’s assets included cash and cash equivalents of approximately $225,000. After incurring expenses in connection with its winding up, the Company expects to have approximately $150,000 in cash.

ITEM 6	SELECTED FINANCIAL AND OTHER DATA

The following table sets forth certain selected consolidated financial and other data of the Company at the dates and for the periods indicated. For additional financial information about the Company, reference is made to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and related notes included elsewhere herein.

	(Dollars in thousands, except per share amounts)
		June 30,
Financial Condition	September 30, 2009	2009	2008	2007	2006	2005
Total assets	$766	$492,363	$566,535	$648,459	$617,056	$590,764
Cash and cash equivalents	609	857	833	1,439	3,125	669
Securities available for sale	-	-	-	-	-	680
Loans receivable, net	-	-	693	1,767	1,461	1,139
Other assets	157	15	55	22	501	2,043
Assets of discontinued operations	-	491,491	564,954	645,231	611,969	586,233
Accrued expenses and other liabilities	29	82	-	-	-	-
Accrued taxes payable	-	-	158	221	115	141
Liabilities of discontinued operations	-	501,654	534,385	577,983	548,618	520,328
Stockholders’ equity (deficit)	737	(9,373)	31,992	70,255	68,323	70,295

	Three months ended
	September 30,		Years ended June 30,
Operations Data	2009	2008	2009	2008	2007	2006	2005
Total interest income	$2	$16	$60	$128	$217	$166	$171
Non-interest income:
Gain on sale of investment securities	-	-	-	-	-	203	-
Other income	-	-	-	-	28	74	-
Total non-interest income	-	-	-	-	28	277	-
Non-interest expense:
Professional, insurance and regulatory expense	47	7	101	196	243	294	233
Other non-interest expense	7	27	730	197	207	233	180
Total non-interest expense	54	34	831	393	450	527	413
Income (loss) before income taxes and discontinued
operations	(52)	(18)	(771)	(265)	(205)	(84)	(242)
Income tax expense (benefit)	-	(6)	(138)	(90)	(107)	(32)	(94)
Income (loss) from continuing operations	(52)	(12)	(633)	(175)	(98)	(52)	(148)
Income (loss) from discontinued operations, net of tax	10,162	(786)	(51,688)	(25,184)	3,167	3,384	4,361
Net income (loss)	$10,110	$(798)	$(52,321)	$(25,359)	$3,069	$3,332	$4,213

Per share information:
Basic earnings (loss) from continuing operations	$(0.02)	$0.00	$(0.20)	$(0.05)	$(0.02)	$(0.02)	$(0.04)
Basic earnings (loss) from discontinued operations	3.08	(0.24)	(15.90)	(7.77)	0.95	1.01	1.23
Basic earnings (loss) per share	$3.06	$(0.24)	$(16.10)	$(7.82)	$0.93	$0.99	$1.19
Diluted earnings (loss) from continuing operations	$(0.02)	$0.00	$(0.20)	$(0.05)	$(0.02)	$(0.01)	$(0.04)
Diluted earnings (loss) from discontinued operations	3.08	(0.24)	(15.90)	(7.77)	0.95	1.01	1.23
Diluted earnings (loss) per share	$3.06	$(0.24)	$(16.10)	$(7.82)	$0.93	$0.99	$1.19
Cash dividends declared per common share	-	-	-	$0.315	$0.415	$0.400	$0.400

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis in this section should be read in conjunction with Item 8, “Financial Statements and Supplementary Data”, as well as Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, and Part I, Item 1, “Business”.

Critical Judgments and Estimates  The Company describes all of its significant accounting policies in Note 1, of the Company’s Audited Consolidated Financial Statements, included herein under Item 8.

On September 4, 2009, the Company’s operating subsidiary, Vantus Bank, was closed by the Office of Thrift Supervision and all assets and liabilities of Vantus Bank were transferred to the Federal Deposit Insurance Corporation in its capacity as receiver for Vantus Bank.  Since the closure of Vantus Bank, the Company has had no substantive operations or productive assets.  The Company’s Board of Directors approved a Plan of Dissolution on September 29, 2009 and intends to submit the plan for stockholder approval.  The principal terms of the Plan of Dissolution provide for:

•	the voluntary dissolution of the Company and the winding up of its business and affairs in accordance with Delaware law; and
•	the distribution to the Company’s s of the Company’s remaining assets.
The closure of the Bank and the Board’s intent to pursue a Plan of Dissolution gives rise to substantial doubt about the Company’s ability to continue as a going concern.

All information in this section related to September 30, 2009 and September 30, 2008 is unaudited.

Results of Operations

The operations of Vantus Bank have been presented as discontinued operations.  See Note 4 of Notes to Consolidated Financial Statements for more information.  The Company has no ongoing operations.  Total assets of the Company at September 30, 2009 were $766,000, consisting of approximately $609,000 of cash and approximately $157,000 of other assets consisting primarily of prepaid professional fees.

The Company recorded net income of $10.1 million for the three-months ended September 30, 2009 compared to a net loss of $798,000 for the three months ended September 30, 2008.  The income for the 2009 period includes a non-cash gain of $10.2 million.  Upon closure of Vantus Bank, assets of approximately $491.5 million and liabilities of approximately $501.7 million were transferred to the FDIC, resulting in a gain of $10.2 million.   Since the Company’s sole source of income at present is interest on a money market account, it is likely that company will incur operating losses due to costs associated with winding up of the affairs of the Company.  Legislation was enacted November 6, 2009 which permits corporate taxpayers to elect to carryback net operating losses up to five years, rather than two years under prior tax law.  The Company has not yet determined whether it will be entitled to a refund under the recently enacted legislation.  Refunds, if any, may be an additional source of income for the Company.

Net loss for the year ended June 30, 2009 was $52.3 million, compared to net loss of $25.4 million for the year ended June 30, 2008.  The increase in net loss was due to loss from discontinued operations of the Bank, charge-off of the ESOP loan and a real estate investment, offset by a decrease in professional fees, insurance and regulatory expenses.

Net loss for the year ended June 30, 2008 was $25.4 million compared to net income of $3.1 million for the year ended June 30, 2007 due primarily to loss from discontinued operations of the Bank and by lower interest income.

Three-months ended September 30, 2009 (Unaudited) compared to September 30, 2008 (Unaudited)

Income from discontinued operations was $10.2 million for the three months ended September 30, 2009.  Upon closure of Vantus Bank, assets of approximately $491.5 million and liabilities of approximately $501.7 million were transferred to the FDIC, resulting in a gain of $10.2 million.  This gain compared to a loss of $786,000

for the three months ended September 30, 2008, which represents equity in loss for the Bank.   Net loss from continuing operations amounted to $52,000 compared to $12,000 for the three months ended September 30, 2009 and 2008, respectively.  Total net income was $10.1 million for the three months ended September 30, 2009 compared to a net loss of $798,000 for the three months ended September 30, 2008.

Interest income declined to $1,600 for the three-months ended September 30, 2009 from $16,400 for the three-months ended September 30, 2008 due primarily to the charge-off of the loan originated by the Company to the Vantus Bank’s Employee Stock Ownership Plan (“ESOP”) of $570,558 as of June 30, 2009, and to the closure of Vantus Bank.

Professional, insurance and regulatory expenses increased from $7,000 for the three months ended September 30, 2008 to $47,000 for the three months ended September 30, 2009 due to fees incurred in efforts to restructure the financial position of the Company and the Bank, as well as winding up the affairs of the Company.

Income tax benefit decreased from $6,000 for the three months ended September 30, 2008 to $0 for the three months ended September 30, 2009.  During the year ended June 30, 2009, the Company determined that certain deferred tax assets were non-recoverable and recorded a full valuation allowance.  No adjustments have been made for refunds, if any, to which the Company may be entitled under recent tax legislation increasing the number years for carryback of tax net operating losses from two years to five years.

Year Ended June 30, 2009 Compared to June 30, 2008

Loss from discontinued operations increased from $25.2 million for 2008 to $51.7 million for 2009 due to operations of the Bank.   Loss from continuing operations increased from $175,000 for the year ended June 30, 2008 to $633,000 for the year ended June 30, 2009 due to lower interest income and higher noninterest expense, offset by higher income tax benefit.

Interest income on loans decreased due to the charge-off of the Bank’s loan to the ESOP.  Interest income on other interest-earning assets decreased due primarily to a decline in interest rates.

Professional, insurance and regulatory expense decreased from $196,000 for 2008 to $101,000 for 2009.  Other expense includes a $570,558 charge-off of the ESOP loan and a charge-off of $40,000 related to a building lot held for sale.   The Company determined that there was no equity in the property after consideration of a special paving assessment and estimated costs to sell.

Income tax benefit increased from $90,000 for 2008 to $138,000 for 2009 due to a higher loss from continuing operations for 2009.  The tax rate for the 2008 year was higher than the 2009 year because the Company was able to utilize net operating losses for tax purposes in 2008.  The Company did not fully recognize tax benefits for 2009 because of a valuation allowance on the deferred tax assets. Since it is unlikely that the Company will generate sufficient taxable income for Federal or state purposes in the future to fully utilize tax net operating losses, a valuation allowance was created.

Year Ended June 30, 2008 Compared to June 30, 2007

Income from discontinued operations was $3.2 million for 2007 compared to a loss of $25.2 million for 2008 due to operations of the Bank.  Loss from continuing operations increased from $98,000 for the year ended June 30, 2007 to $175,000 for the year ended June 30, 2008 due to lower interest income offset by lower noninterest expenses.

Professional, insurance and regulatory expense decreased from $243,000 for the year ended June 30, 2007 to $196,000 for the year ended June 30, 2008.

Income tax benefit decreased from $107,000 for the year ended June 30, 2007 to $90,000 for the year ended June 30, 2008.

Financial Condition

September 30, 2009 (Unaudited) Compared to June 30, 2009

Overview. Total assets decreased from $492.4 million at June 30, 2009 to $766,000 at September 30, 2009.  The primary reason for the decline in assets was the closure of the Bank by the FDIC on September 4, 2009.  See Note 4 of Notes to Consolidated Financial Statements for more information.

Cash and Cash Equivalents.  Cash and cash equivalents decreased from $857,000 at June 30, 2009 to $609,000 at September 30, 2009 due to higher professional, insurance and regulatory expenses related to regulatory issues and other matters.

Assets and Liabilities of Discontinued Operations.  Discontinued operations of $491.5 million and $501.7 million represent the assets and liabilities, respectively, of the Bank as of June 30, 2009.

Stockholders’ Equity (Deficit). Total stockholders’ equity (deficit) increased from a deficit of $9.4 million at June 30, 2009 to $737,000 at September 30, 2009.   The increase in stockholders’ equity (deficit) is related to recognition of a non-cash gain of $10.2 million upon closure of the Bank.

June 30, 2009 Compared to June 30, 2008

Overview. Total assets decreased from $566.5 million at June 30, 2008 to $492.4 million at June 30, 2009.  The primary reason for the decrease was a decline in assets of the Bank included in discontinued operations as a result of a branch sale.    See Note 4 of Notes to Consolidated Financial Statements for more information.

Cash and Cash Equivalents.  Cash and cash equivalents increased from $833,000 at June 30, 2008 to $857,000 at June 30, 2009.

Assets and Liabilities of Discontinued Operations.  Assets of discontinued operations decreased from $565.0 million at June 30, 2008 to $491.5 million at June 30, 2009 due to a planned reduction of Bank assets.  Liabilities of discontinued operations decreased from $534.4 million at June 30, 2008 to $501.7 million at June 30, 2009.

Stockholders’ Equity (Deficit).  Total stockholders’ equity (deficit) changed from equity of $32.0 million at June 30, 2008 to a deficit of $9.4 million at June 30, 2009 due primarily to losses incurred by the Bank.   As a result of reclassification of the Bank as discontinued operations, accumulated other comprehensive income (loss) was reversed and unearned ESOP was offset against to additional paid-in capital.

Liquidity and Capital Resources

The Company’s primary source of funds is presently interest income on cash and cash equivalents.  See Note 2 on Notes to Consolidated Financial Statements regarding the Company’s future plans.  Sources of income for the years ended June 30, 2009, 2008 and 2007 included interest on the ESOP loan and investment securities.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no ongoing operations.  Because the Company is no longer engaged in commercial banking activities, it is no longer subject to its primary risks, interest rate risk, credit risk and market risk.  At September 30, 2009 the Company has cash and cash equivalents of $609,000 in checking and money market accounts.  Because deposits in excess of $250,000 are not insured by the FDIC, the Company is subject to a remote risk that the institution in which the Company deposits its cash funds may fail.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors
First Federal Bankshares, Inc.
Sioux City, Iowa

We have audited the consolidated statements of financial condition of First Federal Bankshares, Inc. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Federal Bankshares, Inc. and subsidiaries as of June 30, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, on September 4, 2009, the Company’s operating subsidiary, Vantus Bank, was closed by the Office of Thrift Supervision and all assets and liabilities of Vantus Bank were transferred to the Federal Deposit Insurance Corporation in its capacity as receiver for Vantus Bank.  After the closure of Vantus Bank, the Company has no substantive operations or productive assets.  The Company’s Board of Directors approved a Plan of Dissolution and Liquidation on September 29, 2009 and has submitted the Plan of Dissolution and Liquidation to the shareholders for approval.  This raises substantial doubt about the Company’s ability to continue as a growing concern.  The financial statements do not include any adjustments that might result from the outcome of these matters.

We were not engaged to examine management’s assessment of the effectiveness of First Federal Bankshares, Inc.’s internal control over financial reporting as of June 30, 2009 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Des Moines, Iowa
December 10, 2009

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
Consolidated Statements of Financial Condition
September 30, 2009 (Unaudited) and
June 30, 2009 and 2008

	September 30,	June 30,
	2009	2009	2008
	(Unaudited)
Assets
Cash and cash equivalents	$609,075	$856,787	$833,315
Loans receivable	-	-	693,224
Other assets	156,656	15,000	54,702
Assets of discontinued operations	-	491,490,840	564,953,730
Total assets	$765,731	$492,362,627	$566,534,971

Liabilities
Accrued expenses and other liabilities	$28,505	$81,899	$95,649
Accrued taxes payable	-	-	63,212
Liabilities of discontinued operations	-	501,653,388	534,384,565
Total liabilities	28,505	501,735,287	534,543,426

Stockholders' equity (deficit)
Preferred stock, $.01 par value, 1,000,000 shares
authorized; none issued	-	-	-
Common stock, $.01 par value, 12,000,000 shares
authorized; 5,068,726 shares issued	50,651	50,651	50,639
Additional paid-in-capital	39,121,483	39,121,483	39,505,397
Retained earnings (deficit)	(9,899,245)	(20,009,131)	32,581,696
Treasury stock, at cost, 1,764,255 shares	(28,535,663)	(28,535,663)	(28,535,663)
Accumulated other comprehensive (loss)	-	-	(11,061,834)
Unearned ESOP	-	-	(548,690)
Total stockholders' equity (deficit)	737,226	(9,372,660)	31,991,545

Total liabilities and stockholders' equity (deficit)	$765,731	$492,362,627	$566,534,971

See Notes to Consolidated Financial Statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
Consolidated Statements of Operations
Three-Months Ended September 30, 2009 and 2008 (Unaudited)
and Years Ended June 30, 2009, 2008 and 2007

	Three-Months Ended September 30,		Years Ended June 30,
	2009	2008	2009	2008	2007
	(Unaudited)
Interest income:
Loan receivable	$-	$12,231	$45,312	$89,622	$112,393
Other interest-earning assets	1,590	4,217	15,106	38,106	104,059
Total interest income	1,590	16,448	60,418	127,728	216,452
Noninterest income - gain on sale of
investment securities	-	-	-	-	28,296
Noninterest expense:
Professional, insurance and regulatory expense	47,170	6,720	101,230	195,876	243,233
Other expense	7,082	27,308	729,680	197,023	206,795
Total noninterest expense	54,252	34,028	830,910	392,899	450,028
Loss from continuing operations before income
taxes and discontinued operations	(52,662)	(17,580)	(770,492)	(265,171)	(205,280)
Income tax benefit	-	6,000	138,000	90,000	107,000
Loss from continuing operations	(52,662)	(11,580)	(632,492)	(175,171)	(98,280)

Discontinued operations:
Income (loss) from operations of Vantus Bank	(52,589)	(1,375,743)	(48,798,378)	(29,676,082)	4,013,138
Gain on disposal	10,215,137	-	-	-	-
Discontinued operations	10,162,548	(1,375,743)	(48,798,378)	(29,676,082)	4,013,138
Income tax benefit (expense)	-	589,000	(2,890,000)	4,492,000	(846,000)
Income (loss) from discontinued operations	10,162,548	(786,743)	(51,688,378)	(25,184,082)	3,167,138
Net income (loss)	$10,109,886	$(798,323)	$(52,320,870)	$(25,359,253)	$3,068,858

Per share information
Basic earnings (loss) per share from:
Continuing operations	$(0.02)	$0.00	$(0.20)	$(0.05)	$(0.02)
Discontinued operations	3.08	(0.24)	(15.90)	(7.77)	0.95
Earnings (loss) per share	$3.06	$(0.24)	$(16.10)	$(7.82)	$0.93
Diluted earnings (loss) per share from:
Continuing operations	$(0.02)	$0.00	$(0.20)	$(0.05)	$(0.02)
Discontinued operations	3.08	(0.24)	(15.90)	(7.77)	0.95
Earnings (loss) per share	$3.06	$(0.24)	$(16.10)	$(7.82)	$0.93

See Notes to Consolidated Financial Statements.

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)
Three-Months Ended September 30, 2009 (Unaudited)
and Years Ended June 30, 2009, 2008 and 2007

	Comprehensive			Retained		Accumulated Other
	Income	Common	Additional	Earnings	Treasury	Comprehensive	Unearned
	(Deficit)	Stock	Paid-in Capital	(Deficit)	Stock	Income (Loss)	ESOP	Total
Balance at June 30, 2006		$50,109	$38,293,233	$57,013,427	$(25,920,685)	$(325,650)	$(786,540)	$68,323,894
Net income	$3,068,858	-	-	3,068,858	-	-	-	3,068,858
Net change in unrealized losses on securities
available-for-sale, net of tax of $92,000	155,319	-	-	-	-	155,319	-	155,319
Less reclassification adjustment for net realized gains
included in net income, net of tax of $5,000	(9,029)	-	-	-	-	(9,029)	-	(9,029)
Total comprehensive income	$3,215,148
Stock options exercised - 51,611 shares		495	664,535	-	-	-	-	665,030
Treasury stock acquired - 44,989 shares		-	-	-	(970,780)	-	-	(970,780)
Amortization of RRP		-	36,599	-	-	-	-	36,599
Stock grants awarded		-	(5,742)	-	5,742	-	-	-
Stock compensation expense		-	105,769	-	-	-	-	105,769
ESOP shares allocated		-	-	-	-	-	121,700	121,700
Stock appreciation of allocated ESOP shares		-	135,622	-	-	-	-	135,622
Dividends on common stock at $0.415 per share		-	-	(1,377,760)	-	-	-	(1,377,760)
Balance at June 30, 2007		50,604	39,230,016	58,704,525	(26,885,723)	(179,360)	(664,840)	70,255,222
Net loss	$(25,359,253)	-	-	(25,359,253)	-	-	-	(25,359,253)
Net change in unrealized losses on securities
available-for-sale, net of tax of $9,888,000	(16,622,380)	-	-	-	-	(16,622,380)	-	(16,622,380)
Less reclassification adjustment for net realized losses
included in net loss, net of tax of $3,414,000	5,739,906	-	-	-	-	5,739,906	-	5,739,906
Total comprehensive loss	$(36,241,727)
Stock options exercised - 1,500 shares		15	14,860	-	-	-	-	14,875
Treasury stock acquired - 87,000 shares		-	-	-	(1,649,940)	-	-	(1,649,940)
Adoption of FASB ASC 740-10-25		-	-	180,000	-	-	-	180,000
Adoption of FASB ASC 860-50-35		-	-	79,374	-	-	-	79,374
Amortization of RRP		-	44,226	-	-	-	-	44,226
Restricted shares vested		20	(20)	-	-	-	-	-
Stock compensation expense		-	164,225	-	-	-	-	164,225
ESOP shares allocated		-	-	-	-	-	116,150	116,150
Stock appreciation of allocated ESOP shares		-	52,090	-	-	-	-	52,090
Dividends on common stock at $0.315 per share		-	-	(1,022,950)	-	-	-	(1,022,950)
Balance at June 30, 2008		50,639	39,505,397	32,581,696	(28,535,663)	(11,061,834)	(548,690)	31,991,545
Net loss	$(52,320,870)	-	-	(52,320,870)	-	-	-	(52,320,870)
Net change in unrealized losses on securities
available-for-sale for which a portion of other-than-
temporary impairment has been recorded in
discontinued operations, net of tax of $8,771,000	(14,744,457)	-	-	-	-	(14,744,457)	-	(14,744,457)
Net change in unrealized losses on all other securities
available-for-sale, net of tax of $4,099,000	(6,891,818)	-	-	-	-	(6,891,818)	-	(6,891,818)
Less reclassification adjustment for net realized losses
included in net loss, net of tax of $19,451,000	33,138,465	-	-	-	-	33,138,465	-	33,138,465
Total comprehensive loss	$(40,818,680)
Adoption of FASB ASC 320-10		-	-	440,356	-	(440,356)	-	-
Adoption of FASB ASC 715-60		-	-	(710,313)	-	-	-	(710,313)
Amortization of RRP		-	25,583	-	-	-	-	25,583
Restricted shares vested		12	(12)	-	-	-	-	-
Stock compensation expense		-	107,317	-	-	-	-	107,317
ESOP shares allocated		-	-	-	-	-	110,420	110,420
Stock depreciation of allocated ESOP shares		-	(78,532)	-	-	-	-	(78,532)
Cancellation of unearned ESOP shares			(438,270)				438,270	-
Balance at June 30, 2009		50,651	39,121,483	(20,009,131)	(28,535,663)	-	-	(9,372,660)
Net income and comprehensive income (Unaudited)	$10,109,886	-	-	10,109,886	-	-	-	10,109,886
Balance at September 30, 2009 (Unaudited)		$50,651	$39,121,483	$(9,899,245)	$(28,535,663)	-	-	$737,226

See Notes to Consolidated Financial Statements.

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three-Months Ended September 30, 2009 and 2008 (Unaudited)
and Years Ended June 30, 2009, 2008 and 2007

	Three-Months Ended September 30,		June 30,
	2009	2008	2009	2008	2007
	(Unaudited)
Cash flows from continuing operating activities:
Net income (loss)	$10,109,886	$(798,323)	$(52,320,870)	$(25,359,253)	$3,068,858
(Income) loss from discontinued operations, net of tax	(10,162,548)	786,743	51,688,378	25,184,082	(3,167,138)
Adjustments to reconcile net income (loss) from
continuing operations to net cash provided by
continuing operating activities:
Decrease (increase) in other assets	(141,656)	47,201	39,702	(33,018)	1,940,680
Increase (decrease) in accrued expenses and other liabilities	(53,394)	68,358	(13,750)	95,649	-
Increase (decrease) in accrued taxes payable	-	66,037	(63,212)	(157,669)	106,057
Net cash provided by (used in) continuing operating activities	(247,712)	170,016	(669,752)	(270,209)	1,948,457
Net cash provided by (used in) discontinued operating activities	-	2,803,248	(46,721,229)	15,830,886	15,007,614
Net cash provided by (used in) operating activities	(247,712)	2,973,264	(47,390,981)	15,560,677	16,956,071
Cash flows from continuing investing activities:
Decrease (increase) in loans receivable	-	-	693,224	1,074,243	(1,767,467)
Net cash provided by (used in) continuing investing activities	-	-	693,224	1,074,243	(1,767,467)
Net cash provided by (used in) discontinued investing activities	-	9,383,399	27,692,331	27,311,312	(46,387,848)
Net cash provided by (used in) investing activities	-	9,383,399	28,385,555	28,385,555	(48,155,315)
Cash flows from continuing financing activities:
Issuance of common stock under stock options exercised	-	-	-	14,875	665,030
Repurchase of common stock	-	-	-	(1,649,940)	(970,780)
Cash dividends paid	-	-	-	(1,022,950)	(1,377,760)
Net cash used in continuing financing activities	-	-	-	(2,658,015)	(1,683,510)
Net cash provided by (used in) discontinued financing activities	-	(12,354,767)	19,028,898	(41,893,735)	31,196,602
Net cash provided by (used in) financing activities	-	(12,354,767)	19,028,898	(44,551,750)	29,513,092
Net increase (decrease) in cash and cash equivalents	(247,712)	1,896	23,472	(605,518)	(1,686,152)
Cash and cash equivalents:
Beginning of period	856,787	833,315	833,315	1,438,833	3,124,985
End of period	$609,075	$835,211	$856,787	$833,315	$1,438,833

See Notes to Consolidated Financial Statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for :
Continuing operations - Interest	$0	$0	$0	$0	$0
Continuing operations - Income taxes	-	-	-	-	-
Discontinued operations - Interest	*	3,042,053	11,117,646	19,769,907	19,225,614
Discontinued operations - Income taxes	*	-	-	-	1,043,279

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Continuing operations - Charge off of ESOP loan	-	-	570,258	-	-
Continuing operations - Charge-off of building lot held for sale	-	-	40,000	-	-
Discontinued operations - Property acquired in settlement of loans	*	10,095,425	11,101,984	2,439,593	2,644,760

* Information is not available due to closure of Vantus Bank.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.             Summary of Significant Accounting Policies and Practices

Organization:  First Federal Bankshares, Inc. (the “Company”) was the holding company for Vantus Bank (the “Bank”) until September 4, 2009 when the Federal Deposit Insurance Corporations (“FDIC”) was appointed receiver for the Bank.  See Note 2 of Notes to Consolidated Financial Statements for a more detailed discussion of recent developments and the Company’s Plan of Liquidation.

Prior to September 4, 2007, the Bank was known as First Federal Bank.  The Company’s primary activity was its ownership of 100% of the Bank’s common stock. The Company’s net income (loss) was derived primarily from the Bank.  The Bank was organized as a federally-chartered stock savings bank engaging in retail and commercial banking and related financial services in northwest and central Iowa and contiguous portions of Nebraska and South Dakota.

Principles of presentation:  The accompanying consolidated financial statements include the accounts of First Federal Bankshares, Inc., and its former wholly-owned subsidiaries, Equity Services Inc. (“ESI”), a real estate development company, and the Bank and its wholly-owned subsidiary, First Financial Corporation of Sioux City (“FFC”).  ESI was dissolved effective March 31, 2008.  FFC is a majority owner of United Escrow, Inc. which serves as an escrow agent in Woodbury County, Iowa.   FFC formerly operated a title search and abstract continuation business through its subsidiary, Sioux Financial Company (“SFC”).  Substantially all the assets of SFC were sold in March 2007, and the Company is no longer involved in the title search and abstract continuation business.  The results of operations of all former wholly-owned subsidiaries are presented as discontinued operations in the accompanying consolidated financial statements.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Other assets: Other assets consist primarily of prepaid professional fees.

Cash flow statement and cash and cash equivalents:  For purposes of reporting cash flows, the Company includes cash interest-bearing deposits with original maturities of three months or less in cash and cash equivalents.  At September 30, 2009, deposits in excess of $250,000 are not insured by the FDIC.

Earnings (loss) per share:  Basic and diluted earnings (losses) per share for the three months ended September 30, 2009 and 2008 and the years ended June 30, 2009, 2008 and 2007 were determined by dividing the net income (loss) by the weighted average number of common shares outstanding during the periods then ended. Diluted earnings (loss) per common share amounts are computed by dividing net income (loss) by the weighted average number of common shares and all dilutive potential common shares outstanding during the period.  Shares owned by the ESOP that were not been committed to be released are not considered to be outstanding for the purposes of computing earnings (loss) per share.

Subsequent Events:  Subsequent events have been evaluated for potential recognition and disclosures through December 10, 2009, which is the date we filed this Form 10-K with the Securities and Exchange Commission.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following information was used in the computation of net income (loss) per common share on both a basic and diluted basis for the periods indicated:

	Three-Months Ended
	September 30,		Years Ended June 30,
	2009	2008	2009	2008	2007
	(Unaudited)

Loss from continuing operations	$(52,662)	$(11,580)	$(632,492)	$(175,171)	$(98,280)
Income (loss) from discontinued operations,
net of tax	10,162,548	(786,743)	(51,688,378)	(25,184,082)	3,167,138

Net income (loss)	$10,109,886	$(798,323)	$(52,320,870)	$(25,359,253)	$3,068,858

Per share information
Basic earnings (loss) per share from:
Continuing operations	$(0.02)	$0.00	$(0.20)	$(0.05)	$(0.02)
Discontinued operations	3.08	(0.24)	(15.90)	(7.77)	0.95
Earnings (loss) per share	$3.06	$(0.24)	$(16.10)	$(7.82)	$0.93
Diluted earnings (loss) per share from:
Continuing operations	$(0.02)	$0.00	$(0.20)	$(0.05)	$(0.02)
Discontinued operations	3.08	(0.24)	(15.90)	(7.77)	0.95
Earnings (loss) per share	$3.06	$(0.24)	$(16.10)	$(7.82)	$0.93
Weighted average common shares outstanding:
Basic	3,301,401	3,304,471	3,249,853	3,244,570	3,316,774
Incremental option and RRP shares using
treasury stock method	-	-	-	-	-
Diluted shares outstanding	3,301,401	3,304,471	3,249,853	3,244,570	3,316,774
Anti-dilutive options not included in
diluted shares outstanding	164,297	164,297	164,297	155,268	62,488

Recent accounting pronouncements

The following paragraphs summarize recent accounting guidance and references to the FASB ASC:

Effective for all interim and annual periods ending after September 15, 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

FASB ASC 855-10, “Subsequent Events,” establishes principles for accounting for and disclosures for events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The recent accounting guidance in this ASC was adopted June 30, 2009 and did not have a material impact on the Company’s financial position or results of operation.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Comprehensive loss:  Comprehensive loss includes net income (loss), as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders.  The Company’s only element of other comprehensive loss is unrealized gains and losses on available-for-sale investment securities.

Income Taxes:  The Company has historically filed a consolidated Federal income tax return.  Federal income taxes are allocated based on taxable income or loss included on the consolidated return.  For state tax purposes, the Bank files a franchise tax return, while the Company, its other subsidiaries and the Bank’s subsidiaries file a consolidated corporate income tax return.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

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

Stock option plan:  The Company records all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values in accordance with the measurement provisions of FASB ASC 718-10-30 and FASB 718-10-35, “Compensation – Stock Compensation”.

Reclassifications:  Certain amounts previously reported have been reclassified to conform to the presentation in these consolidated financial statements.  These reclassifications did not affect previously reported net income or stockholders’ equity.

Fair value of financial instruments:  The Company’s sole financial instrument at June 30, 2009 (other than assets and liabilities of discontinued operations) consists of cash and cash equivalents.  The recorded amount of cash and cash equivalents approximates fair value.

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

Note 2.               Going Concern

On September 4, 2009, the Company’s operating subsidiary, Vantus Bank was closed by the Office of Thrift Supervision and all assets and liabilities of Vantus Bank were transferred to the Federal Deposit Insurance Corporation in its capacity as receiver for Vantus Bank.  After the closure, Vantus Bank, the Company has no substantive operations or productive assets.  The Company’s Board of Directors approved a Plan of Dissolution on September 29, 2009 and intends to submit the plan for shareholder approval.  The principal terms of the Plan of Dissolution provide for:

•	the voluntary dissolution of the Company and the winding up of its business and affairs in accordance with Delaware law; and
•      the distribution to the Company’s stockholders of the Company’s remaining assets.

The closure of the Bank and the Board’s intent to pursue a Plan of Dissolution gives rise to substantial doubt about the Company’s ability to continue as a going concern.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.               Operations

The Company historically had limited operations other than ownership of Vantus Bank and a loan to the Employee Stock Ownership Plan (“ESOP”) of Vantus Bank.   As a result of liquidation of its wholly-owned subsidiary ESI, the Company received a building lot with a carrying value of $40,000.  The Company has attempted to sell the lot for an extended period of time without success.  The Company determined that there was no equity in the property after consideration of a special paving assessment and estimated costs to sell.   The carrying value of the lot was written-off as of June 30, 2009 and is included in other expense.

The Company loaned the ESOP funds to purchase common stock of the Company.  Due to issues described previously in Note 2 on Notes to Consolidated Financial Statements, the Company determined that the loan to the ESOP was impaired and the balance of $570,258 was written-off as of June 30, 2009 and included in other expense.  Additional paid-in capital was also reduced by $438,270 for the unearned ESOP shares.

The Company has no ongoing operations.

Note 4.               Discontinued Operations

On September 4, 2009, Vantus Bank was closed and the FDIC appointed receiver.  The operations of Vantus Bank have been accounted for as discontinued operations as follows:

VANTUS BANK
ASSETS AND LIABILITIES OF
DISCONTINUED OPERATIONS	June 30,
	2009	2008

Assets:
Cash and cash equivalents	$55,510,269	$12,491,282
Securities and mortgage-backed securities	53,586,216	91,229,130
Loans receivable	335,095,430	408,920,960
Office properties and equipment	16,081,936	18,761,786
Other assets	31,216,989	33,550,572
Assets of discontinued operations	$491,490,840	$564,953,730

Liabilities:
Deposits	$393,802,114	$447,401,642
Advances from FHLB and other borrowings		82,330,038
Other liabilities	5,959,348	4,652,885
Liabilities of discontinued operations	$501,653,388	$534,384,565

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

VANTUS BANK
DISCONTINUED OPERATIONS
	Three-Months
	Ended
	September 30,	Years Ended June 30,
	2008	2009	2008	2007
	(Unaudited)

Net interest income	$4,488,067	$15,979,121	$16,092,890	$15,679,946
Provision for loan losses	(712,857)	(3,415,336)	(4,569,768)	(546,949)
Net interest income after provision for loan losses	3,775,210	12,563,785	11,523,122	15,132,997
Noninterest income	1,525,185	11,965,960	6,292,051	5,894,285
Noninterest expense	(4,876,419)	(20,738,658)	(38,337,349)	(17,603,823)
Other discontinued operations	-	-	-	589,679
Impairment on securities recognized in operations	(1,799,719)	(52,589,465)	(9,153,906)	-
Income (loss) from discontinued operations before
income tax benefit (expense)	$(1,375,743)	$(48,798,378)	$(29,676,082)	$4,013,138

Net loss from discontinued operations before income tax benefit for the period July 1, 2009 through August 31, 2009 amounted to $52,589.   Components of such loss and results of discontinued operations for the period September 1, 2009 through September 4, 2009 are not available.  Upon closure of the Bank, assets of approximately $491.5 million and liabilities of approximately $501.7 million were transferred to the FDIC, resulting in a gain of $10.2 million.

Note 5.            Income Taxes

The Company recognizes the tax benefits from an uncertain tax position only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation.  The tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  Income tax returns for fiscal years 2006 thru 2008, with few exceptions, remain open to examination by federal and state taxing authorities.

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

As a result of the implementation of FASB ASC 740-10-25 on July 1, 2007, the Company recognized an $180,000 decrease to reserves for uncertain tax positions, resulting in a liability for unrecognized tax benefits of $128,000 at July 1, 2007.  The cumulative effect of applying this interpretation resulted in an increase in the balance of retained earnings by adjusting the deferred income tax over-accrual by $180,000.  The Company has included in the liability for unrecognized tax benefits approximately $26,000 for the payment of interest and penalties at July 1, 2007.  There have been no significant changes to the liability for unrecognized tax benefits during fiscal 2008 and 2009.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At September 30, 2009 and June 30, 2009, the Company had a net operating loss carryforward for income tax purposes. Deferred tax assets at September 30, 2009 and June 30, 2009 have been offset by a valuation allowance since the Company believed that it was unlikely that it would generate sufficient taxable income for Federal or state tax purposes to utilize the net operating loss carryforward.   The Company utilized all available net operating loss carrybacks for Federal and state tax purposes during the year ended June 30, 2008.    The income tax benefit of loss from continuing operations before income taxes differs from the “expected” Federal income tax rate of 35% due primarily to a valuation allowance equal to all or a portion of such benefit for the three months ended September 30, 2009 (unaudited) and the year ended June 30, 2009.  The tax benefit for the year ended June 30, 2007 exceeded the expected tax rate of 35% due to state taxes and other miscellaneous items.  The tax benefit for the three months ended September 30, 2008 and year ended June 30, 2008 approximates the expected tax rate.

Legislation was enacted November 6, 2009 which permits corporate taxpayers to elect to carryback net operating losses up to five years.   At June 30, 2009 the Company had a net operating loss carryforward for income tax purposes of approximately $8,900.000.  The Company has not yet determined whether it will be entitled to a refund under the recently enacted legislation.

Note 6.                 Employee Benefit Plans

There has been no activity in stock award plans for the three-months ended September 30, 2009.  Since the market price of shares of common stock was substantially below the exercise price of all applicable stock award plans, the Company does not expect the issuance of additional shares.  The loan by the Company to the ESOP in the amount of $570,258 was charged to other expenses during the year ended June 30, 2009.

The following paragraphs discuss the stock award plans of the Company and Vantus Bank.  Share information pertains to the common stock of the Company.  Expense and tax benefit information pertains to Vantus Bank and is included in discontinued operations in the accompanying statements of operations.

ESOP:  In April 1999, as part of the reorganization and conversion of First Federal Bankshares, M.H.C., the Bank’s ESOP purchased 184,450 shares of the Company’s common stock at $10 per share, which was funded by a 15-year, 7% loan from the Company.  Quarterly principal payments of $30,742 commenced on June 30, 1999.  All employees meeting the age and service requirements were eligible to participate in the ESOP.  Contributions made by the Bank to the Plan were allocated to participants by using a formula based on compensation.  Participant benefits were 100% vested after five years of service.  The ESOP was accounted for under Compensation – Stock Compensation -  Employee Stock Ownership Plans (FASB ASC 718-40-30).

At September 30, 2009, June 30, 2009 and 2008, allocated shares were 153,686 (unaudited), 153,686 and 137,602, respectively.  Shares committed to be released were zero (unaudited), 4,753 and 5,727, respectively.  The fair value of the zero (unaudited), 38,785 and 54,869 unallocated shares was approximately zero (unaudited), $51,000 and $360,000, respectively.

Stock options:  As of June 30, 2009, the Company had two share-based compensation plans, which are described in this section.  The compensation cost that was charged against income for those plans was $107,000, $164,000 and $106,000, respectively, for fiscal 2009, 2008 and 2007 and the total income tax benefit recognized in the income statement for share-based compensation arrangements was $6,000, $7,000 and $6,000, respectively, for 2009, 2008 and 2007.

In October 1999, the Company established the 1999 stock option plan (“1999 Plan”).  The Company’s 1999 Plan permits the board of directors to grant options to purchase up to 263,500 shares of the Company’s $0.01 par value common stock.  The options may be granted to directors and officers of the Company.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  They generally vest over 5 years and have 10-year contractual terms.    Shares remaining available for grant under the 1999 Plan totaled 3,200 at September 30, 2009 (unaudited) and June 30, 2009.

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In October 2006, the Company established the 2006 Stock-Based Incentive Plan (“2006 Plan”).  The Company’s 2006 Plan permits the board of directors to grant stock options, stock appreciation rights, or restricted stock to eligible directors and officers of the Company.  Up to 300,000 shares are available for awards under the 2006 Plan.  The exercise price of option awards will not be less than one hundred percent of the market price of the Company’s stock at the date of the grant and stock appreciation rights will entitle the participant to receive a payment in common stock equal to the excess of the fair market value of the common stock on the date of the exercise over the fair market value on the date of the grant.  Shares remaining available for future grant under the 2006 Plan total 161,457 at September 30, 2009 (unaudited) and June 30, 2009.

The Company used the Black-Scholes option pricing model to estimate the fair value of share-based payments.  No stock options were granted during the year ended June 30, 2008. Weighted-average assumptions used in the option pricing model for stock options granted during the years ended June 30, 2009 and 2007 are presented in the following table.

	2009	2007

Dividend yield	0.00%	2.17%
Expected volatility	80.11%	23.53%
Risk-free interest rate	1.77%	4.50%
Expected life of options (in years)	5.00	6.50
Weighted-average grant date fair value of options during the year	$1.44	$5.49

Weighted-average assumptions used for stock appreciation rights granted in fiscal 2009 and 2008 under the 2006 Plan are presented in the following table:
	2009	2008

Dividend yield	-	3.12%
Expected volatility	-	22.00%
Risk-free interest rate	-	3.46%
Expected life of options (in years)	-	5.00
Weighted-average grant date fair value of options during the year	-	$2.31

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

A summary of option activity for the year ended June 30, 2009 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
Options	Shares	Exercise Price	Contractual Term	Value
Outstanding at July 1, 2008	76,750	$17.44
Granted	25,000	$2.15
Outstanding at June 30, 2009	101,750	$13.68	5.68	-
Exercisable at June 30, 2009	67,750	$16.90	4.03	-

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A summary of SAR activity for the year ended June 30, 2009 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
SARs	Shares	Exercise Price	Contractual Term	Value
Outstanding SARs as of July 1, 2008	93,831	$17.02
Forfeited	(31,284)	17.69
Outstanding at June 30, 2009	62,547	$16.68	8.13	-
Exercisable at June 30, 2009	40,734	$17.65	8.02	-

The total intrinsic value of options exercised during fiscal 2009, 2008, and 2007 was $0, $6,000, and $554,000, respectively.

As of June 30, 2009, there was $153,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under share-based payment arrangements.  That cost was expected to be recognized over a weighted-average period of 1.2 years.  The total fair value of shares vested during the years ended June 30, 2009, 2008, and 2007 was $95,000, $179,000 and $106,000, respectively.

Cash received from option exercises under share-based payment arrangements for the years ended June 30, 2009, 2008, and 2007 was $0, $14,000, and $514,000, respectively.  The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0, $1,000, and $151,000, respectively, for the years ended June 30, 2009, 2008, and 2007.

Recognition and retention plan and restricted stock:  In October 1999, the Company established the 1999 Recognition and Retention Plan (RRP) for certain executive officers.  The Company contributed funds to the RRP to acquire 79,050 or 3% of the shares of common stock sold in April 1999.  The shares of stock vest over a five year period.  RRP expense for the years ended June 30, 2009, 2008, and 2007 was $26,000, $44,000, and $37,000, respectively.  No shares remain to be granted under the RRP.  Restricted stock awards may be granted under the 2006 Stock-Based Incentive Plan.

A summary of the status of the Company’s non-vested shares as of June 30, 2009, and changes during the year ended June 30, 2009 is as follows:

		Weighted-
		Average
		Grant-Date
Non-vested restricted shares	Shares	Fair Value
Non-vested at July 1, 2008	4,800	$21.50
Vested	(1,200)	21.50
Non-vested at June 30, 2009	3,600	$21.50

As of June 30, 2009 there was $51,000 of total unrecognized compensation cost related to non-vested RRP and restricted shares. The cost was expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the years ended June 30, 2009, 2008, and 2007 was $3,300, $25,000, and $24,000, respectively.

Note 7.           Related Party Transactions

In the ordinary course of business, Vantus Bank, which is part of discontinued operations, historically granted loans to principal officers, directors and their affiliates and also accepted deposits.  Such loans and deposits were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

There were no material transactions with principal officers, directors and their affiliates of the Company for the three-months ended September 30, 2009 and 2008 or the years ended June 30, 2009, 2008 and 2007.

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

Note 9.                  Parent Company Financial Information

Condensed statements of financial condition at September 30, 2009 (unaudited) and June 30, 2009 and 2008 and condensed statements of operations for the three months ended September 30, 2009 and 2008 (unaudited) and years ended June 30, 2009, 2008 and 2007 are shown below for First Federal Bankshares, Inc:

	September 30,	June 30,
	2009	2009	2008
	(Unaudited)
ASSETS
Cash	$609,075	$856,787	$833,315
Loans receivable, net	-	-	693,224
Other assets	156,656	15,000	54,702
Investment in subsidiary	-	-	30,569,165
Total assets	$765,731	$871,787	$32,150,406

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accrued taxes payable	-	-	$63,212
Accrued expenses and other liabilities	28,505	81,899	95,649
Deficit in subsidiary	-	10,162,548	-
Total liabilities	28,505	10,244,447	158,861

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock	-	-	-
Common stock	50,651	50,651	50,639
Additional paid-in capital	39,121,483	39,121,483	39,505,397
Retained earnings (deficit)	(9,899,245)	(20,009,131)	32,581,696
Treasury stock	(28,535,663)	(28,535,663)	(28,535,663)
Accumulated other comprehensive loss, net unrealized
gain (loss) on securities available-for-sale	-	-	(11,061,834)
Unearned ESOP	-	-	(548,690)
Total stockholders’ equity (deficit)	737,226	(9,372,660)	31,991,545

Total liabilities and stockholders’ equity (deficit)	$765,731	$871,787	$32,150,406

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		June 30,
	2009	2008	2009	2008	2007
	(Unaudited)
Interest income:
Loans receivable	$0	$12,231	$45,312	$89,622	$112,393
Other interest-earning assets	1,590	4,217	15,106	38,106	104,059
Noninterest income	-	-	-	-	28,296
Noninterest expense	(54,252)	(34,028)	(830,910)	(392,899)	(450,028)
Loss from continuing operations before income taxes
and discontinued operations	(52,662)	(17,580)	(770,492)	(265,171)	(205,280)
Income tax benefit	-	6,000	138,000	90,000	107,000
Loss from continuing operations	(52,662)	(11,580)	(632,492)	(175,171)	(98,280)
Income (loss) from discontinued operations (equity in
net income (loss) of subsidiary), net of tax	10,162,548	(786,743)	(51,688,378)	(25,184,082)	3,167,138
Net income (loss)	$10,109,886	$(798,323)	$(52,320,870)	$(25,359,253)	$3,068,858

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS

	Three-Months Ended September 30,		June 30,
	2009	2008	2009	2008	2007
	(Unaudited)
Cash flows from continuing operating activities:
Net income (loss)	$10,109,886	$(798,323)	$(52,320,870)	$(25,359,253)	$3,068,858
(Income) loss from discontinued operations, net of tax	(10,162,548)	786,743	51,688,378	25,184,082	(3,167,138)
Adjustments to reconcile net income (loss) from
continuing operations to net cash provided by
continuing operating activities:
Decrease (increase) in other assets	(141,656)	47,201	39,702	(33,018)	1,940,680
Increase (decrease) in accrued expenses and other liabilities	(53,394)	68,358	(13,750)	95,649	-
Increase (decrease) in accrued taxes payable	-	66,037	(63,212)	(157,669)	106,057
Net cash provided by (used in) continuing operating activities	(247,712)	170,016	(669,752)	(270,209)	1,948,457
Net cash provided by (used in) discontinued operating activities	-	2,803,248	(46,721,229)	15,830,886	15,007,614
Net cash provided by (used in) operating activities	(247,712)	2,973,264	(47,390,981)	15,560,677	16,956,071

Cash flows from continuing investing activities:
Decrease (increase) in loans receivable	-	-	693,224	1,074,243	(1,767,467)
Net cash provided by (used in) continuing investing activities	-	-	693,224	1,074,243	(1,767,467)
Net cash provided by (used in) discontinued investing activities	-	9,383,399	27,692,331	27,311,312	(46,387,848)
Net cash provided by (used in) investing activities	-	9,383,399	28,385,555	28,385,555	(48,155,315)

Cash flows from continuing financing activities:
Issuance of common stock under stock options exercised	-	-	-	14,875	665,030
Repurchase of common stock	-	-	-	(1,649,940)	(970,780)
Cash dividends paid	-	-	-	(1,022,950)	(1,377,760)
Net cash used in continuing financing activities	-	-	-	(2,658,015)	(1,683,510)
Net cash provided by (used in) discontinued financing activities	-	(12,354,767)	19,028,898	(41,893,735)	31,196,602
Net cash provided by (used in) financing activities	-	(12,354,767)	19,028,898	(44,551,750)	29,513,092

Net increase (decrease) in cash and cash equivalents	(247,712)	1,896	23,472	(605,518)	(1,686,152)

Cash and cash equivalents:
Beginning of period	856,787	833,315	833,315	1,438,833	3,124,985
End of period	$609,075	$835,211	$856,787	$833,315	$1,438,833

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T)	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment we believe that, as of June 30, 2009, the Company’s internal control over financial reporting is effective based on those criteria. The independent registered public accounting firm that audited the financial statements included in the annual report has not issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in the annual report.

ITEM 9B	OTHER INFORMATION

Not applicable.

PART III

ITEM 10	DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct policy that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, or controller or persons performing similar functions. The Code of Ethics and Business Conduct is available, without charge, upon request in writing to: First Federal Bankshares, Inc., 423 6th Street, Suite 400, Sioux City, Iowa 51101, Attention: Secretary.

Information Regarding Directors and Executive Officers

The following table sets forth certain information regarding members of management and the Company’s Board of Directors, including their terms of office.  The information in the table is as of November 12, 2009, and, accordingly, does not include members of management of the Company or the Bank who either accepted positions with Great Southern Bank in connection with Great Southern Bank’s purchase from the FDIC of certain assets of

Vantus Bank, or who resigned or were terminated by Great Southern Bank in connection with such purchase.  Except as described herein, there are no arrangements or understandings between any director and any other person pursuant to which such director was selected.

Name (1)	Age at June 30, 2009	Position(s) Held	Director Since (2)	Current Term to Expire

Arlene T. Curry, J.D.(3)	50	Director	2002	2011
Gary L. Evans	70	Director	1989	2011
Allen J. Johnson	70	Director	1993	2011
Barry E. Backhaus(4)	64	President, Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board	1987	2010
Ronald A. Jorgensen	52	Director	2005	2010
Charles D. Terlouw	60	Director	2006	2010
Jon G. Cleghorn(5)	67	Vice President, Secretary and Director	1998	2009
David M. Roederer	58	Director	2006	2009

(1)	The mailing address for each person listed is 423 6th Street, Suite 400, Sioux City, Iowa 51101.
(2)	In certain cases, reflects initial appointment to the Board of Directors of the Bank or its mutual predecessor, First Federal Savings and Loan Association of Sioux City, as the case may be.
(3)	Ms. Curry resigned as Chairman of the Board effective September 15, 2009.
(4)	Mr. Backhaus was appointed President, Chief Executive Officer and Chairman of the Board effective September 15, 2009, and was appointed Interim Chief Financial Officer effective December 1, 2009.
(5)	Mr. Cleghorn was appointed Vice President and Secretary effective September 15, 2009.

The business experience of each of the above directors and the executive officers is set forth below.  All such persons have held their present positions for at least the past five years, except as otherwise indicated.

Arlene T. Curry served as Chairman of the Board from October 2005 until September 15, 2009. Ms. Curry is a commercial real estate broker with NAI LeGrand & Company, Sioux City, Iowa, and an attorney serving as counsel for various family-owned businesses. Ms. Curry was previously a partner in a Sioux City law firm, Crary, Huff, Inkster, Sheehan, Ringgenberg, Hartnett & Storm, P.C. From 2000 to 2005, Ms. Curry was the Executive Director of the Kind World Foundation, Dakota Dunes, South Dakota, and Senior Counsel for Waitt Media, Inc.

Barry E. Backhaus was appointed President, Chief Executive Officer and Chairman of the Board of the Company effective September 15, 2009, and was appointed Interim Chief Financial Officer effective December 1, 2009.  Mr. Backhaus retired in March 2006 after serving as President and Chief Executive Officer of the Bank since 1990 and Chairman of the Board from 1997 to October 2005. He has been affiliated with the Bank since 1969.  Mr. Backhaus had been President, Chief Executive Officer and Chairman of the Board of the Company since its formation in 1998.

Jon G. Cleghorn is retired. From the time of its formation in 1998 until his retirement in July 2004, Mr. Cleghorn was Executive Vice President and Chief Operating Officer of the Company. Mr. Cleghorn has been affiliated with the Bank in various capacities since 1974. He was the Executive Vice President of the Bank from 1990 until his retirement.  He was appointed Vice President and Secretary of the Company effective September 15, 2009.

Gary L. Evans is the retired President and Chief Executive Officer of Sioux Honey Association.

Allen J. Johnson is the retired President and Chief Executive Officer of Great West Casualty Company, a property and casualty company located in South Sioux City, Nebraska.

Ronald A. Jorgensen is the Vice President for Business and Finance of Morningside College, Sioux City, Iowa.

David M. Roederer is the Managing Partner of StrataVizion Consulting Group, Inc., in Des Moines, Iowa.

Charles D. Terlouw is a retired Audit Partner with KPMG LLP and currently serves as an Associate Professor of Accounting at Drake University, Des Moines, Iowa.

Audit Committee

The Board of Directors has a separately-designated standing Audit Committee.  The Audit Committee consists of Directors Ronald A. Jorgensen (Chairman), Jon G. Cleghorn, Charles D. Terlouw and David M. Roederer.  Each member of the Audit Committee is considered “independent” as defined in the NASDAQ corporate governance listing standards and under SEC Rule 10A-3. The Board of Directors has determined that Ronald A. Jorgensen and Charles D. Terlouw each qualifies as an “audit committee financial expert” as that term is defined by the rules and regulations of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

The Common Stock of the Company is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”).  The officers and directors of the Company and beneficial owners of greater than 10% of the Company’s Common Stock (“10% beneficial owners”) are required to file reports on Forms 3, 4 and 5 with the SEC disclosing changes in beneficial ownership of the Common Stock.  SEC rules require disclosure in the Company’s proxy statement of the failure of an officer, director or 10% beneficial owner of the Company’s Common Stock to file a Form 3, 4 or 5 on a timely basis.  Based on the Company’s review of such ownership reports, no officer or director of the Company failed to file such ownership reports on a timely basis for the fiscal year ended June 30, 2009.

Stockholder Proposals

Our Bylaws treat annual meetings and special meetings differently with respect to stockholder proposals.

Special Meetings

Pursuant to our Bylaws, matters that are not specified in a notice of a special meeting cannot be brought before any special meeting, including the special meeting of stockholders called to approve the Plan of Dissolution and Liquidation, unless they are brought before the special meeting by the Board of Directors.

Annual Meetings

We intend, subject to the approval of the stockholders, to dissolve, liquidate and wind up the affairs of the Company.  Accordingly, if the Plan of Dissolution is approved, we do not expect to call or hold an annual meeting of the stockholders of the Company with respect to the Company’s fiscal year ended June 30, 2009.

The Bylaws of the Company provide an advance notice procedure for certain business, or nominations to the Board of Directors, to be brought before an annual meeting. In order for a stockholder to properly bring business before an annual meeting, or to propose a nominee to the Board, the stockholder must give written notice to the Secretary of the Company not less than ninety (90) days before the date fixed for such annual meeting; provided, however, that in the event that less than one hundred (100) days notice or prior public disclosure of the date of the annual meeting is given or made, notice by the stockholder to be timely must be received not later than the close of business on the tenth day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made. The notice must include the stockholder’s name, record address, and number of shares owned by the stockholder, describe briefly the proposed business, the reasons for bringing the business before the annual meeting, and any material interest of the stockholder in the proposed business. In the case of nominations to the Board, certain information regarding the nominee must be provided.  Nothing in this paragraph shall be deemed to require the Company to include in its proxy statement and proxy relating to an annual meeting any stockholder proposal that does not meet all of the requirements for inclusion established by the SEC in effect at the time such proposal is received.

If the Plan of Dissolution is not approved, we expect the next annual meeting of stockholders to be held on or about January 15, 2010.  Accordingly, because notice of any such annual meeting of stockholders will necessarily be given less than one hundred (100) days in advance of the date of the annual meeting, written notice for certain business, or nominations to the Board of Directors, to be brought before the next annual meeting must be given to the Company no later than 10 days following the date the notice of any such annual meeting was mailed or made public.  If notice is received after that date, it will be considered untimely, and the Company will not be required to present the matter at the annual meeting.

ITEM 11	EXECUTIVE COMPENSATION

 Our executive officers have not been compensated for their service in connection with the winding up of the Company since the closure of Vantus Bank.  Executive officers were previously compensated for their services by Vantus Bank.  As a result of the closure of Vantus Bank and the subsequent sale of assets to Great Southern Bank, we do not have access to sufficient information to provide accurate and complete disclosure in response to Item 404 of Regulation S-K regarding compensation of our executive officers for the year ended June 30, 2009.  We are not able to obtain this information without undue delay and expense.   In addition, it is the Company’s position that information regarding executive compensation for the period ended June 30, 2009 would not be useful to stockholders.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows the number of the Company’s common shares beneficially owned by each director and executive officer of the Company and beneficial owner of more than 5% of the Company’s common stock, and all of the Company’s directors and executive officers as a group. This ownership information is as of November 12, 2009, and is determined in accordance with SEC rules for reporting beneficial ownership of shares. No current member of management is party to any change of control arrangements.

Name and Address of Beneficial Owner(1)	Shares of Stock Beneficially Owned at November 12, 2009(2)	Percent of Class(3)
Barry E. Backhaus, President, Chief Executive Officer, Interim Chief Financial Officer, Chairman of the Board and Director(4)	86,568(9)	2.62%
Jon G. Cleghorn, Vice President, Secretary and Director(5)	42,800(10)	1.30%
Arlene T. Curry, Director(6)	8,769(11)	*
Allen J. Johnson, Director	12,851(12)	*
Ronald A. Jorgensen, Director	6,000(13)	*
Charles D. Terlouw, Director	6,400(14)	*
David M. Roederer, Director	5,000(15)	*
Gary L. Evans, Director	25,676(16)	*
Current Directors and Executive Officers as a Group (8 persons)	194,064(17)	5.84%
Levon L. Mathews (7)	5,000(18)	*
Mike Moderski (8)	9,034(19)	*
Jeffrey L. Gendell 55 Railroad Avenue Greenwich, Connecticut 06830	259,694(20)	7.90%

*Less than 1% of outstanding common stock.
(1)
The mailing address for each person, unless otherwise indicated, is First Federal Bankshares, Inc. c/o Corbett, Anderson, Corbett, Vellinga & Irvin, L.L.P., 423 Sixth Street, Suite 400, Sioux City, Iowa 51101.

(2)
Includes all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the listed stockholders effectively exercise sole or share voting or dispositive power.

(3)	Based upon 3,304,471 shares issued and outstanding.
(4)
Mr. Backhaus was appointed as President and Chief Executive Officer of the Company and Chairman of the Board effective September 15, 2009, and was appointed as Interim Chief Financial Officer effective December 1, 2009.

(5)	Mr. Cleghorn was appointed as Vice President and Secretary of the Company effective September 15, 2009.
(6)	Ms. Curry resigned as Chairman of the Board effective September 15, 2009.
(7)	Mr. Mathews resigned as President and Chief Executive Officer of the Company effective September 25, 2009.
(8)	Mr. Moderski resigned as Chief Financial Officer of the Company effective September 18, 2009.
(9)	Includes 3,700 shares subject to options issued under the 1999 Stock Option Plan that have vested.
(10)	Includes 450 shares subject to options issued under the 1999 Stock Option Plan that have vested.
(11)	Includes 5,450 shares subject to options issued under the 1999 Stock Option Plan that have vested.
(12)	Includes 450 shares subject to options issued under the 1999 Stock Option Plan that have vested.
(13)
Includes 650 shares subject to options issued under the 1999 Stock Option Plan that have vested and 2,350 shares subject to options issued under the 2006 Stock-Based Incentive Plan that have vested or will vest within 60 days.

(14)	Includes 3,000 shares subject to options issued under the 2006 Stock-Based Incentive Plan that have vested or will vest within 60 days.

(15)	Includes 3,000 shares subject to options issued under the 2006 Stock-Based Incentive Plan that have vested or will vest within 60 days
(16)	Includes 450 shares subject to options issued under the 1999 Stock Option Plan that have vested.
(17)
Because Messrs. Mathews and Moderski resigned their positions prior to the date of this proxy statement, the shares of stock that they beneficially own are not included in this total.  If the shares of stock that Messrs. Mathews and Moderski beneficially own were included, the directors and officers as a group would beneficially own 208,098 shares, or 6.23% of the outstanding shares.

(18)	All 5,000 shares are subject to options issued under the 2006 Stock-Based Incentive Compensation Plan that will vest within 60 days.
(19)	Includes 4,800 shares subject to options issued under the 1999 Stock Option Plan that have vested and 3,234 shares subject to options issued under the 2006 Stock-Based Incentive Plan that have vested.
(20)	As of June 30, 2008, based upon a Schedule 13F filed with the SEC by Jeffrey L. Gendell on August 14, 2009.

Equity Compensation Plan Disclosure

The Company has adopted five equity-based compensation plans:  the First Federal Savings Bank of Siouxland 1992 Incentive Stock Option Plan (the “1992 Stock Option Plan”), the 1992 Stock Option Plan for Outside Directors (the “Directors’ Plan”), the 1999 Stock Option Plan (the “1999 Stock Option Plan”), the 1999 Recognition and Retention Plan (the “1999 Recognition Plan”), and the 2006 Stock-Based Incentive Plan (“the 2006 Stock-Based Incentive Plan”).  All such plans have been approved by stockholders of the Company.   There has been no activity in any of the plans during the three months ended September 30, 2009.  Shares allocated to any of the plans will not receive any distributions in connection with the Company’s winding up.  As a result of the closure of Vantus Bank and the subsequent sale of assets to Great Southern Bank, we do not have access to sufficient information to provide accurate and complete disclosure in response to Item 403 of Regulation S-K regarding equity compensation plans for the year ended June 30, 2009.  We are not able to obtain this information without undue delay and expense.   In addition, it is the Company’s position that information regarding equity compensation plans for the period ended June 30, 2009 would not be useful to stockholders.  Please see Note 6 to the Notes to Consolidated Financial Statements at Part II, Item 8 for a discussion of the Company’s equity compensation plans.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other than beneficial ownership interests set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” none of the directors or executive officers has any direct or indirect interest in the Company.  In the course of its business, the Bank regularly extended loans to directors and officers of the Company.  All such loans were purchased by Great Southern Bank in the transaction facilitated by the FDIC in connection the closure of the Bank.  The Company is not aware of any transactions with any directors or officers, or with their affiliates, that would constitute a related party transaction.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below is certain information concerning aggregate fees billed for professional services rendered during fiscal years 2009 and 2008 by McGladrey & Pullen, LLP or its affiliate, RSM McGladrey, Inc.

Audit Fees.  Fees billed or expected to be billed for professional services rendered by McGladrey & Pullen, LLP for the audit of the Company’s annual financial statements, the review of the Company’s Forms 10-Q and consultations regarding securities filings were$342,070 for 2009 and $312,000 for 2008.

Audit-Related Fees.  Aggregate fees billed for professional services rendered during fiscal 2009 and 2008 by McGladrey & Pullen, LLP that were reasonably related to the performance of the audit, including the audits of the ESOP and the Retirement Plan, were $26,400 and $15,930, respectively.

Tax Fees.  Fees billed for professional services rendered during fiscal 2009 and fiscal 2008 by RSM McGladrey, Inc. for tax services were $23,300 and $32,685, respectively.

All Other Fees.  During fiscal 2008 $2,258 was rendered by RSM McGladrey, Inc. for IT services.  There were no fees billed for any such services during fiscal 2009.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. Non-audit services may include audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget.  The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary.  The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  All of the non-audit service fees paid in fiscal 2009 and 2008 were approved per the Audit Committee’s pre-approval policies.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)           Financial Statements

Financial statements are filed as part of this Annual Report on Form 10−K. See Part II, Item 8. “Financial Statements and Supplementary Data.”

(2)           Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(3)           Exhibits

Regulation S-K
Exhibit Number	Document

3(i)	Articles of Incorporation (1)

3(ii)	Bylaws (2)

10.1	Plan of Dissolution and Liquidation (3)

10.2	First Federal Bankshares, Inc. 2006 Stock Incentive Plan (4)

10.3	2005 Deferred Compensation Plan for Directors (5)

21	Subsidiaries of Company

31	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302

32	Certification Pursuant to Section 906

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission on December 18, 1998. (Registration No. 333-69245).

(2)	Filed as an exhibit to Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2008. (File No. 000-25509).

(3)	Filed as an exhibit to the Company’s Proxy Statement on Form DEF14AStockholders filed with the Securities and Exchange Commission on November 17, 2009. (File No. 000-25509).

(4)	Filed as an exhibit to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on September 21, 2006. (File No. 000-025509).

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2004. (File No. 000-025509).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL BANKSHARES, INC.

Date: December 10, 2009	By:	/s/ Barry E. Backhaus
Barry E. Backhaus President, Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:	/s/ Barry E. Backhaus	By:	/s/ Jon G. Cleghorn
	Barry E. Backhaus President, Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board		Jon G. Cleghorn Vice President, Secretary and Director

Date:	December 10, 2009	Date:	December 10, 2009

By:	/s/ Arlene T. Curry	By:	/s/ Charles D. Terlouw
	Arlene T. Curry Director		Charles D. Terlouw Director

Date:	December 10, 2009	Date:	December 10, 2009

By:	/s/ Gary L. Evans	By:	/s/ Allen J. Johnson
	Gary L. Evans Director		Allen J. Johnson Director

Date:	December 10, 2009	Date:	December 10, 2009

By:	/s/ David Roederer	By:	/s/ Ronald A. Jorgensen
	David Roederer Director		Ronald A. Jorgensen Director

Date:	December 10, 2009	Date:	December 10, 2009