Form 10-Q
period 2009-09-30
FIRST FEDERAL BANKSHARES INC
filed 2009-12-10
CIK 1075348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2009

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-25509

FIRST FEDERAL BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1485449
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

423 Sixth Street, Suite 400 Sioux City, Iowa	51101
(Address of principal executive offices)	Zip code

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

PART I – FINANCIAL INFORMATION

ITEM 1                       FINANCIAL STATEMENTS

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
Consolidated Statements of Financial Condition
September 30, 2009 and June 30, 2009 (Unaudited)

	September 30,	June 30,
	2009	2009

Assets
Cash and cash equivalents	$609,075	$856,787
Other assets	156,656	15,000
Assets of discontinued operations	-	491,490,840
Total assets	$765,731	$492,362,627

Liabilities
Accrued expenses and other liabilities	$28,505	$81,899
Liabilities of discontinued operations	-	501,653,388
Total liabilities	28,505	501,735,287

Stockholders' equity (deficit)
Preferred stock, $.01 par value, 1,000,000 shares
authorized; none issued	-	-
Common stock, $.01 par value, 12,000,000 shares
authorized; 5,068,726 shares issued	50,651	50,651
Additional paid-in-capital	39,121,483	39,121,483
Retained earnings (deficit)	(9,899,245)	(20,009,131)
Treasury stock, at cost, 1,764,255 shares	(28,535,663)	(28,535,663)
Total stockholders' equity (deficit)	737,226	(9,372,660)

Total liabilities and stockholders' equity (deficit)	$765,731	$492,362,627

See Notes to Consolidated Financial Statements.

FIRST FEDERAL BANKSHARES, INC. and SUBSIDIARIES
Consolidated Statements of Operations
Three-Months Ended September 30, 2009 and 2008 (Unaudited)

	Three-Months Ended
	September 30,
	2009	2008

Interest income:
Loan receivable	$-	$12,231
Other interest-earning assets	1,590	4,217
Total interest income	1,590	16,448
Noninterest expense:
Professional, insurance and regulatory expense	47,170	6,720
Other expense	7,082	27,308
Total noninterest expense	54,252	34,028
Loss from continuing operations before income
taxes and discontinued operations	(52,662)	(17,580)
Income tax benefit	-	6,000
Loss from continuing operations	(52,662)	(11,580)

Discontinued operations:
Loss from operations of Vantus Bank	(52,589)	(1,375,743)
Gain on disposal	10,215,137	-
Discontinued operations	10,162,548	(1,375,743)
Income tax benefit	-	589,000
Income (loss) from discontinued opertations	10,162,548	(786,743)
Net income (loss)	$10,109,886	$(798,323)

Per share information
Basic earnings (loss) per share from:
Continuing operations	$(0.02)	$0.00
Discontinued operations	3.08	(0.24)
Earnings (loss) per share	$3.06	$(0.24)
Diluted earnings (loss) per share from:
Continuing operations	$(0.02)	$0.00
Discontinued operations	3.08	(0.24)
Earnings (loss) per share	$3.06	$(0.24)

Dividends per share	$0.00	$0.00

See Notes to Consolidated Financial Statements.

First Federal Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three-Months Ended September 30, 2009 and 2008 (Unaudited)

	Three-Months Ended
	September 30,
	2009	2008

Cash flows from continuing operating activities:
Net income (loss)	$10,109,886	$(798,323)
(Income) loss from discontinued operations, net of tax	(10,162,548)	786,743
Adjustments to reconcile net income (loss) from
continuing operations to net cash provided by
continuing operating activities:
Decrease (increase) in other assets	(141,656)	47,201
Increase (decrease) in accrued expenses and other liabilities	(53,394)	68,358
Increase (decrease) in accrued taxes payable	-	66,037
Net cash provided by (used in) continuing operating activities	(247,712)	170,016
Net cash provided by (used in) discontinued operating activities	-	2,803,248
Net cash provided by (used in) operating activities	(247,712)	2,973,264

Cash flows from continuing investing activities:
Net cash provided by (used in) discontinued investing activities	-	9,383,399
Net cash provided by (used in) investing activities	-	9,383,399

Cash flows from continuing financing activities:
Net cash provided by (used in) discontinued financing activities	-	(12,354,767)
Net cash provided by (used in) financing activities	-	(12,354,767)

Net increase (decrease) in cash and cash equivalents	(247,712)	1,896

Cash and cash equivalents:
Beginning of period	856,787	833,315
End of period	$609,075	$835,211

See Notes to Consolidated Financial Statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for :
Continuing operations - Interest	$0	$0
Continuing operations - Income taxes	-	-
Discontinued operations - Interest	*	3,042,053
Discontinued operations - Income taxes	*	-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Continuing operations - Charge off of ESOP loan	-	-
Continuing operations - Charge-off of building lot held for sale	-	-
Discontinued operations - Property acquired in settlement of loans	*	10,095,425

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

Principles of presentation:  The accompanying consolidated financial statements include the accounts of First Federal Bankshares, Inc., and its former wholly-owned subsidiaries, Equity Services Inc. (“ESI”), a real estate development company, and the Bank and its wholly-owned subsidiary, First Financial Corporation of Sioux City (“FFC”).  ESI was dissolved effective March 31, 2008.  FFC is a majority owner of United Escrow, Inc. which serves as an escrow agent in Woodbury County, Iowa.   FFC formerly operated a title search and abstract continuation business through its subsidiary, Sioux Financial Company (“SFC”).  Substantially all the assets of SFC were sold in March 2007, and the Company is no longer involved in the title search and abstract continuation business.  The results of operations of all former wholly-owned subsidiaries are presented as discontinued operations in the accompanying consolidated financial statements.  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of management the consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2009 and June 30, 2009 and the results of operations and cash flows for each of the three month periods ended September 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

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

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following information was used in the computation of net income (loss) per common share on both a basic and diluted basis for the periods indicated:

	Three-Months Ended
	September 30,
	2009	2008
	(Unaudited)

Loss from continuing operations	$(52,662)	$(11,580)
Income (loss) from discontinued operations,
net of tax	10,162,548	(786,743)

Net income (loss)	$10,109,886	$(798,323)

Per share information
Basic earnings (loss) per share from:
Continuing operations	$(0.02)	$0.00
Discontinued operations	3.08	(0.24)
Earnings (loss) per share	$3.06	$(0.24)
Diluted earnings (loss) per share from:
Continuing operations	$(0.02)	$0.00
Discontinued operations	3.08	(0.24)
Earnings (loss) per share	$3.06	$(0.24)
Weighted average common shares outstanding:
Basic	3,301,401	3,304,471
Incremental option and RRP shares using
treasury stock method	-	-
Diluted shares outstanding	3,301,401	3,304,471
Anti-dilutive options not included in
diluted shares outstanding	164,297	164,297

Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosures through December 10, 2009, which is the date we filed this Form 10-Q with the Securities and Exchange Commission.

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

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The closure of the Bank and the Board’s intent to pursue a Plan of Dissolution gives rise to substantial doubt about the Company’s ability to continue as a going concern.

Note 3.         Discontinued Operations

On September 4, 2009, Vantus Bank was closed and the FDIC appointed receiver.  The operations of Vantus Bank have been accounted for as discontinued operations as follows:

VANTUS BANK
ASSETS AND LIABILITIES OF
DISCONTINUED OPERATIONS	June 30,
2009

Assets:
Cash and cash equivalents	$55,510,269
Securities and mortgage-backed securities	53,586,216
Loans receivable	335,095,430
Office properties and equipment	16,081,936
Other assets	31,216,989
Assets of discontinued operations	$491,490,840

Liabilities:
Deposits	$393,802,114
Advances from FHLB and other borrowings
Other liabilities	5,959,348
Liabilities of discontinued operations	$501,653,388

First Federal Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

VANTUS BANK
DISCONTINUED OPERATIONS
Three-Months
Ended
September 30,
2008
(Unaudited)

Net interest income	$4,488,067
Provision for loan losses	(712,857)
Net interest income after provision for loan losses	3,775,210
Noninterest income	1,525,185
Noninterest expense	(4,876,419)
Other discontinued operations	-
Impairment on securities recognized in operations	(1,799,719)
Income (loss) from discontinued operations before
income tax benefit (expense)	$(1,375,743)

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

Note 4.            Income Taxes

Legislation was enacted November 6, 2009 which permits corporate taxpayers to elect to carryback net operating losses up to five years.   At June 30, 2009 the Company had a net operating loss carryforward for income tax purposes of approximately $8,900,000.  The Company has not yet determined whether it will be entitled to a refund under the recently enacted legislation.

Note 5.            Contingencies

The Company is involved with various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of its operations.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis in this section should be read in conjunction with Part I, Item 8, “Financial Statements”, as well as Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk”, and Part II, Item 5, “Other Information.” All information in this section related to September 30, 2009 and September 30, 2008 is unaudited.

Overview

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

On September 4, 2009, the Company’s operating subsidiary, Vantus Bank, was closed by the Office of Thrift Supervision (“OTS”) and all assets and liabilities of Vantus Bank were transferred to the Federal Deposit Insurance Corporation (“FDIC”) in its capacity as receiver for Vantus Bank. Subsequently, Great Southern Bank assumed all of the deposits of the Bank and purchased certain of the Bank’s assets in a transaction facilitated by the FDIC.  The Company did not receive any proceeds from the transaction with Great Southern Bank. Since the closure of Vantus Bank, the Company has had no substantive operations or productive assets.

As of September 30, 2009, the Company engaged in no substantial activities.  At September 30, 2009, the Company had total assets of $766,000, consisting of approximately $609,000 of cash and approximately $157,000 of prepaid expenses consisting of prepaid professional fees.  Stockholders’ equity (deficit) at September 30, 2009 was $737,000.

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

Net income for the three months ended September 30, 2009 was $10.1 million, compared to net loss of $798,000 for the three months ended September 30, 2008.  The net income was due to the gain resulting from the transfer of assets and liabilities to the FDIC in connection with the closure of Vantus Bank, offset by an increase in professional fees, insurance and regulatory expenses and by lower average balances and interest rates on interest earning assets.  Without that gain, the Company would have had a net loss of $52,000 of the three months ended September 30, 2009.

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

Financial Condition

September 30, 2009 Compared to June 30, 2009

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

Assets and Liabilities of Discontinued Operations.  As a result of the closure of Vantus Bank on September 4, 2009, the Company had no assets or liabilities of discontinued operations.  Discontinued operations of $491.5 million and $501.7 million represent the assets and liabilities, respectively, of the Bank as of June 30, 2009.

Stockholders’ Equity (Deficit). Total stockholders’ equity (deficit) increased from a deficit of $9.4 million at June 30, 2009 to $737,000 at September 30, 2009.   The increase in stockholders’ equity (deficit) is related to recognition of a non-cash gain of $10.2 million upon closure of the Bank.

Liquidity and Capital Resources

At September 30, 2009 the Company’s source of funds consisted of checking and money market funds totaling $609,000.  See Note 2 on Notes to Consolidated Financial Statements regarding the Company’s future plans.  Sources of income for previous periods included interest on the ESOP loan and investment securities.

Legislation was enacted November 6, 2009 which permits corporate taxpayers to elect to carryback net operating losses up to five years.   The Company has not yet determined whether it will be entitled to a refund for previous tax years under the recently enacted legislation.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4T	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this report, there were the following significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting: the accounting function has been outsourced to a third party service provider, subject to the oversight of the Chief Executive Officer and Interim Chief Financial Officer and the audit committee, because the Company currently has, and as of September 30, 2009 had, no employees.

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Company is periodically involved incident to the Company’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 1A	RISK FACTORS

There were no material changes during the period covered by this quarterly report to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended June 30, 2009.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted during the fiscal quarter ended September 30, 2009 to a vote of security holders.  Stockholders will vote on the Plan of Dissolution and Liquidation at a special meeting to be held on December 18, 2009.

ITEM 5	OTHER INFORMATION

Plan of Dissolution and Liquidation

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

ITEM 6	EXHIBITS

Regulation S-K
Exhibit Number	Document

3(i)	Articles of Incorporation (1)

3(ii)	Bylaws (2)

10.1	Plan of Dissolution and Liquidation (3)

10.2	First Federal Bankshares, Inc. 2006 Stock Incentive Plan (4)

10.3	2005 Deferred Compensation Plan for Directors (5)

31	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302

32	Certification Pursuant to Section 906

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission on December 18, 1998. (Registration No. 333-69245).

(2)	Filed as an exhibit to Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2008. (File No. 000-25509).

(3)	Filed as an exhibit to the Company’s Proxy Statement on Form DEF14A Stockholders filed with the Securities and Exchange Commission on November 17, 2009. (File No. 000-25509).

(4)	Filed as an exhibit to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on September 21, 2006. (File No. 000-025509).

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2004. (File No. 000-025509).

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